Form 10-K
period 1993-12-31
WORLDCORP INC
filed 1994-03-31
CIK 811664

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                               ______________

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                               ______________

For the fiscal year ended:  December 31, 1993     Commission File Number 1-5351

                               WORLDCORP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                               94-3040585
             (State of incorporation)  (I.R.S. Employer Identification Number)

            13873 Park Center Road, Suite 490, Herndon, VA  22071
                  (Address of Principal Executive Offices)
                               (703) 834-9200
                       (Registrant's telephone number)

         Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class      Name of Each Exchange on Which Registered
         -------------------      -----------------------------------------

         Common Stock par value                   New York Stock Exchange
         $1.00 per share

       Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
    ----------       ----------

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K [   ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 24, 1994, was approximately $85,821,336.

The number of shares of the registrant's Common Stock outstanding on March 24, 1994 was 15,194,819.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of WorldCorp, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

================================================================================

                               WORLDCORP, INC.

                       1993 ANNUAL REPORT ON FORM 10-K

                              TABLE OF CONTENTS





PART I                                                                       Page
- ------                                                                       ----
Item 1.                      Business.......................................   3

Item 2.                      Properties.....................................   8

Item 3.                      Legal Proceedings..............................   8

Item 4.                      Submission of Matters to a Vote of Security
                             Holders........................................   8


PART II
- -------

Item 5.                      Market for Registrant's Common Stock and
                             Related Security Holder Matters................   9

Item 6.                      Selected Financial Data........................  10

Item 7.                      Management's Discussion and Analysis of
                             Financial Condition and
                             Results of Operations..........................  11

Item 8.                      Financial Statements and Supplementary Data....  21

Item 9.                      Changes in and Disagreements with Accountants
                             on Accounting
                             and Financial Disclosure.......................  46


PART III
- --------

Item 10.                     Directors and Executive Officers of the
                             Registrant.....................................  46

Item 11.                     Executive Compensation.........................  47

Item 12.                     Security Ownership of Certain Beneficial
                             Owners and Management..........................  47

Item 13.                     Certain Relationships and Related Transactions.  47


PART IV
- --------

Item 14.                     Exhibits, Financial Statement Schedules and
                             Reports on Form 8-K...........................  48

                                     PART I

ITEM 1.  BUSINESS
- -----------------

     WorldCorp, Inc., a Delaware corporation ("WorldCorp" or the "Company"), was organized in March 1987 to serve as the holding company for World Airways, Inc., a Delaware corporation ("World Airways"), which was organized in March 1948 and is the predecessor to the Company. Currently, WorldCorp operates in two business areas: air transportation services and transaction processing. WorldCorp's air transportation subsidiary, World Airways, was a wholly-owned subsidiary in 1993. In February 1994, the Company sold 24.9% of its ownership to MHS Berhad, a Malaysian aviation company. World Airways is a leading worldwide provider of air transportation for commercial and government customers. In March 1987, WorldCorp acquired Key Airlines, Incorporated, a Delaware corporation ("KeyAir"), which was subsequently sold on October 23, 1992. WorldCorp's transaction processing business consists of its ownership interest in US Order, Inc. ("US Order") and WorldGames. US Order, a developmental stage company, has developed a patented order and payment system ("ScanFone(R)") which facilitates the purchase of goods and services from the home. In December 1993, US Order completed a $12.0 million private equity placement. As a result of this transaction, WorldCorp currently owns 46% of the voting stock of US Order. WorldCorp has an option through December 15, 1994 to purchase additional shares of the capital stock of US Order for consideration equal to $5.0 million which, if exercised, would increase its voting ownership percentage to 79%. WorldGames, a wholly-owned subsidiary, is the sole licensee of ScanFone(R) technology for applications in the gaming industry. The principal executive offices of WorldCorp are located at Washington Dulles International Airport in The Hallmark Building, 13873 Park Center Road, Herndon, Virginia 22071. WorldCorp's telephone number is (703) 834-9200.


Airline Operations
- ------------------

     World Airways is a certificated air carrier, operations of which are limited to the air transportation industry ("Airline Operations"). Airline Operations accounted for 100% of the Company's operating revenue and operating income in 1986 through 1991. In 1992 and 1993, revenue from other business areas represented less than 1% of the Company's total operating revenues. World Airways provides supplemental air transportation to major international airlines, freight forwarders, small package shippers, international vacation tour operators and the U.S. government. World Airways' customers purchase the use of the entire aircraft and then sell either passenger seats or cargo space directly to their customers. World Airways' customers assume the risk of filling the aircraft with passengers or cargo.

     World Airways uses quick-change passenger/cargo convertible aircraft to target different seasonal peaks throughout the year and to respond rapidly to demands for supplemental airlift which arise on short notice, such as Operation Desert Storm. World Airways' fleet of DC10-30 and MD-11 aircraft appeal to customers who desire long-range, non-stop, international service. Some of World Airways' competitors fly shorter-range aircraft which must make inconvenient and time-consuming refueling and technical stops.

     World Airways uses specialized operating techniques in pursuit of its strategic objective to maintain consistently high levels of on-time reliability. For example, World Airways implements programs that are designed to maintain World Airways' aircraft to exacting standards, is converting its fleet to new, state-of-the-art MD-11 aircraft, and extensively trains all flight and technical personnel and carries maintenance representatives and extensive spare parts kits on board its aircraft.

     On October 30, 1993, WorldCorp, World Airways, and MHS Berhad ("MHS") entered into a stock purchase agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly owned subsidiary of WorldCorp. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above.

     MHS recently announced that it will acquire 32% of Malaysian Airline System Berhad ("MAS"), the flag carrier of Malaysia. MAS is one of World Airways' largest commercial customers.

Transaction Processing
- ----------------------

     US Order is a provider of interactive transaction services to the home and the only company with a screen-based telephone that is fully operational with a broad menu of available services. Transaction services are currently offered via screen-based telephones, although the Company expects to offer its bill pay services via personal computers and touch tone telephones using audio response units in 1994. Longer term, the Company plans to develop the capability to support services offered via interactive cable, video games control units, and personal digital assistants. Services currently offered by US Order include bank account inquiry, funds transfer, bill payment, catalog shopping, home delivery of groceries and restaurant meals, and enhanced telephone services.
The Company generates revenues through the monthly fees charged to customers for its screen-based telephone ("ScanFone(R)") and transaction services used, as well as the fees paid to the Company by service providers.

     US Order's Regional Bell Operating Company (RBOC) strategy has evolved from a joint marketing relationship to a value-added reseller relationship for the RBOC's enhanced caller services such as Caller ID. This evolution has taken place as a result of the RBOC's increased focus on video and cable television interactivity. In particular the video focus by Bell Atlantic led to the termination of the Bell Atlantic joint marketing agreement with US Order in March 1994 as Bell Atlantic consolidated its efforts in the video arena.
Because screen-based telephones greatly improve the ease of use of enhanced telephone services such as Caller ID, strategic relationships with RBOCs are developing along this track.

     US Order's product offering to financial institutions have expanded in 1994. In addition to pursuing joint marketing alliances, US Order will also provide bill payment services to financial institutions through existing Audio Response Units, commonly known as touch tone or telephone banking services. The company is currently negotiating agreements with several major banks to offer these services in 1994.

     US Order is also expanding its direct sales of screen-based telephones and interactive services to consumers. In October 1993, US Order announced its next generation screen-based telephone, PhonePlus /TM/, which it expects to have available to consumers in the third quarter of 1994. As in the cellular telephone industry, the price of the telephone will be related to the length and type of service contract the consumer chooses.

     On February 3, 1992, the US Patent and Trademark Office ("PTO") issued an order granting a request to reexamine US Order's patent based on a previously issued patent to a third party. On April 3, 1993, the PTO completed its reexamination and approved the amended claims of US Order's patent. Other claims of patent infringement have also been asserted or threatened against US Order. Although US Order and its counsel believe that US Order has substantial defenses to any claim of infringement, there can be no assurances that US Order would prevail in any such proceedings. In addition, upon the occurrence of certain events such as the bankruptcy of US Order, an investor of the company receives a fully paid, non exclusive worldwide license to certain of US Order's licensed technology.

     In December 1993, US Order underwent a private equity placement with financial and strategic partners. As a result of this transaction, WorldCorp owns 46% of the capital stock of US Order. WorldCorp has an option to purchase all of the remaining shares of common stock of US Order, which, if exercised, would increase its ownership percentage to 79%.


Aviation Fuel
- -------------

     The Company's source of aviation fuel is primarily from major oil companies, under annual delivery contracts, at often frequented commercial locations, and from United States military organizations at military bases.
More than one supplier is under contract at several locations. Although the crisis in the Persian Gulf resulted in substantially higher fuel prices during the third and fourth quarters of 1990 and the first quarter of 1991, the Company has experienced no difficulty purchasing fuel during the past three years and does not expect availability to be a problem in the foreseeable future. The availability and price of aviation fuels remains subject to the various unpredictable economic and market factors that affect the supply of all petroleum products.

     Most of the air transportation contracts held by World Airways provide for either customer supplied fuel or a pass-through of fuel price changes. Although rapidly escalating fuel costs may cause a decrease in the overall level of activity in the industry, the Company does not anticipate that any future industry-wide energy problems would have a substantial adverse effect upon the profitability of Airline Operations.


Seasonality
- -----------

     The contract air carrier transportation business is significantly affected by seasonal factors. Typically, Airline Operations experience lower levels of utilization during the first quarter as demand for passenger and cargo services are lower relative to other times of the year. During the first quarter of 1991, the Company experienced unusually high demand due to operations in support of Operation Desert Storm for the United States Air Mobility Command ("AMC"). Airline Operations generally experience higher levels of utilization in the second and third quarters due to demand for commercial passenger service including the annual Hadj pilgrimage. Fourth quarter utilization generally depends upon the overall world economic climate, global trade patterns and the resulting demand for air cargo services. Airline Operations experienced soft demand and weak yields in worldwide cargo and passenger markets in the fourth quarters of 1993, 1992, and 1991. The quarterly financial data is contained in
Note 19 "Unaudited Quarterly Results" of the Company's Notes to Consolidated Financial Statements in Item 8.


Customers
- ---------

     Significant customers of WorldCorp's Airline Operations are AMC, MAS, and P.T. Garuda Indonesia ("Garuda"). The loss of any of these customers or a substantial reduction in business from any of these sources, if not replaced, would have a material adverse effect on the Company.

     AMC has awarded contracts to World Airways since 1956. World Airways' current annual contract with AMC will expire in September 1994. The minimum contract amount for 1994 of $20.4 million is a 68% increase over 1993, and will be augmented by further expansion business. Expansion business totalled 161% of the minimum contract amount for 1993 and 53% for 1992. World Airways cannot determine how any future cuts in military spending may affect future operations with AMC.

     World Airways has provided service to MAS since 1981, transporting passengers for the annual Hadj pilgrimage as well as providing aircraft for integration into MAS' scheduled passenger and cargo operations. The current MAS contract, which was entered into in 1992, expires in 1996. In 1992, the government of Malaysia instructed the Malaysian Hadj Board (which in turn instructed MAS) to competitively rebid the contract for the 1993 Hadj. MAS rebid the contract for the 1993 Hadj and World Airways was again selected to provide 1993 Hadj service to MAS. World Airways' management believes that its contract with MAS through 1996 is a legally binding obligation. MHS Berhad, which recently acquired 24.9% of World Airways, is in the process of acquiring 32% of MAS from the Malaysian government.

     World Airways has provided service to Garuda since 1988 under an annual contract. World Airways will provide six aircraft for the 1994 Garuda Hadj operations. In addition, World Airways has provided aircraft for Garuda's cargo operations.

     The information regarding major customers and foreign revenue is contained in Note 15 "Segment Information" of the Company's Notes to Consolidated Financial Statements in Item 8.

     Information concerning classification of products within the air transportation industry comprising 10% or more of the Company's consolidated operating revenues is presented in the following table (in millions):

                                   Year Ended December 31,
                                   -----------------------
                                    1993     1992    1991
                                   -------  ------  ------

   Contract Revenue - Passenger     $171.6  $149.7  $196.7
   Contract Revenue - Cargo           28.9    45.5    80.5


Competition
- -----------

     The Company's Airline Operations compete to varying degrees for commercial contract revenue with other air carriers and, indirectly, suppliers of surface transportation. The Company believes that the basis for competition is price, availability of scheduled passenger air transportation to a destination, speed of delivery for cargo, and performance characteristics of aircraft. In addition, other competitors could choose to enter contract flight services at any time, thereby significantly increasing competition.

     The allocation of military air transportation contracts by AMC is based upon the number and type of aircraft a carrier, alone and/or through joint venture, makes available to the Civil Reserve Air Fleet ("CRAF"). An increase by other air carriers in their commitment of aircraft to the CRAF, a reduction in the number of aircraft controlled by the Company, a reduction of AMC's air transportation requirements or federal appropriations for such purpose, the failure to renew joint venture arrangements, or a change in AMC's policy concerning the method of awarding AMC contracts, among other things, could adversely affect the amount of AMC contracts, if any, which are awarded in future years.

     US Order has developed a patented, automated ordering system with residential and commercial applications. Residential services include banking, grocery shopping, telephone services, mail-order catalog shopping, and take-out food and flower ordering, among others. US Order's Scanfone(R) system is a screen-based telephone which is currently the lowest cost means of providing home shopping and bill paying. US Order believes that the basis for competition is price, ease of use of equipment, state-of-the-art equipment, availability of services, and customer acceptance and satisfaction. US Order is one of the first companies to enter this market and believes that this provides a distinct competitive advantage. However, other companies are attempting to enter the home transaction services market using similar types of systems, principally AT&T, Northern Telecom and Philips. As demonstrated by the number of potential competitors, US Order expects competition for this service to increase in the future.

Regulatory Matters
- ------------------

     All certificated air carriers, including the Company's Airline Operations, are subject to regulation by the Federal Aviation Administration (the "FAA") under the Federal Aviation Act of 1958, as amended (collectively the "Federal Aviation Act"). Generally, the FAA has regulatory jurisdiction over flight operations, including equipment, personnel, maintenance, and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operating, airworthiness and other certificates, which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of airline safety regulations. Under the Act, the Department of Transportation has jurisdiction over certain aviation matters such as antitrust concerns (mergers, acquisitions and unfair competitive practices), accounts and records, and international routes and fares. Additionally, foreign governments assert jurisdiction over air routes and fares to and from the United States, airport operation rights and facilities access.

     Airline Operations must comply with FAA noise standard regulations promulgated under the Federal Aviation Act, as amended by the Noise Control Act of 1972 and the Quiet Communities Act of 1978, and with Environmental Protection Agency engine emissions regulations promulgated under the Clean Air Act of 1970, as amended. In addition, certain of the operations of World Airways are subject to laws and regulations relating to the disposal of hazardous wastes.

     Certain airport operations have adopted local regulations which, among other things, impose curfews and noise abatement regulations.

     By virtue of the extensive use of radio and other communications facilities in its Airline Operations, the Company is also subject to the Federal Communications Act of 1934, as amended.

     Labor Relations in the air transport industry are generally regulated under the Federal Railway Labor Act, as amended, which vests certain regulatory powers in the National Mediation Board with respect to disputes between airlines and labor unions arising under collective bargaining agreements. Airlines certificated prior to October 24, 1978, including the Company's Airline Operations, are also subject to regulations issued by the Department of Labor which implements the statutory preferential hiring rights granted by the Airline Deregulation Act of 1978 to certain airline employees who have been furloughed or terminated.

     The Company's Airline Operations are also subject to regulations of the Department of Defense whenever flights are conducted for the military, as well as other regulations which all U.S. corporations experience as a result of doing business pursuant to state and federal legal requirements.


Employees
- ---------

     At March 24, 1994, the Company and its subsidiaries employed approximately 675 persons. Airline Operations provide various employee benefits customary in the air transportation industry. Approximately 368, or 54.5%, of the employees are covered by collective bargaining agreements with various labor unions. The following table presents additional information concerning Airline Operations' labor agreements.

                                               Approximate Number              Date Contract
                                               of Active Employees               Amendable
                                               -------------------         ---------------------
     International Brotherhood of Teamsters
       World Airways' Cockpit Crewmembers             188                  July 30, 1992  /(1)/
       World Airways' Flight Attendants               169                  July 30, 1992  /(1)/

     Transport Workers Union
       World Airways' Dispatchers                      11                  June 30, 1993  /(1)/

     (1) As of March 24, 1994 the contract has not been amended.

     On June 17, 1987, World Airways and the International Brotherhood of Teamsters ("Teamsters") executed a five-year agreement on behalf of the World Airways' cockpit crewmembers, which was ratified on July 30, 1987. On July 16, 1987, World Airways and the Teamsters executed a five-year agreement on behalf of the World Airways' flight attendants, which was ratified on August 5, 1987. Both contracts expired in July 1992 and since that time the cockpit crewmembers and flight attendants have been employed under the terms of their prior contract pursuant to the provisions of the Railway Labor Act. The Company is currently in active negotiations with the Teamsters concerning renewal of the contracts for the cockpit crewmembers and flight attendants. On December 11, 1992, World Airways and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations between World Airways and its cockpit crewmembers. The outcome of the negotiations cannot be determined at this time.

     The agreements between World Airways and the Teamsters, on behalf of both groups, incorporate letters of agreement which require World Airways to give notice to the Teamsters of any acquisition or merger and would require World Airways and any successor of World Airways, among other things, to provide severance pay for employees furloughed within eighteen months of such acquisition or merger when such furlough results from the merger. The agreements also make provision for integration of seniority lists if World Airways' operations are merged with another air carrier.

     On February 21, 1990, World Airways and the Transport Workers Union executed a three and one-half year contract on behalf of the World Airways' Dispatchers, which was ratified on February 27, 1990. As of March 24, 1994 this contract has not been amended.

ITEM 2.  PROPERTIES
- -------------------

Flight Equipment

     At December 31, 1993, Airline Operations' aggregate operating fleet consisted of nine leased aircraft as follows:

                                                      Capacity                  Total(b)
                                       -----------------------------------      ------
                                         Passenger/(a)/      Cargo (Tons)
                                       -------------------  --------------

     McDonnell Douglas MD-11                   409               --              4
     McDonnell Douglas DC10-10F/(c)/            --               70              1
     McDonnell Douglas DC10-30CF               354               75              4
                                                                               ----

     TOTAL                                                                       9
                                                                               ====

     Notes
     -----

     (a) Based on standard operating configurations. Other configurations are occasionally used.
     (b) The terms of the leases expire between 1994 and 2004.
     (c) This aircraft is currently operated under an hourly utilization lease.

Ground Facilities

     WorldCorp, World Airways, and US Order lease office space located near Washington Dulles International Airport which houses its corporate headquarters and substantially all of the administrative employees of the airline and transaction processing operations.

     Airline Operations lease additional office and warehouse space for their principal ground facilities in Wilmington, Delaware; Philadelphia, Pennsylvania; Kuala Lumpur, Malaysia; Yakota, Japan; and Frankfurt, Germany. Additional small office and maintenance material storage space are leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     For a description of the Company's current legal proceedings, see Note 17, "Commitments and Contingencies" of the Company's Notes to Consolidated Financial Statements in Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY HOLDER
- -----------------------------------------------------------------------
         MATTERS
         -------

     The Company's common stock is traded on the New York Stock Exchange. The high and low closing sales prices of the Company's common stock, as reported on the New York Stock Exchange for each quarter in the last two fiscal years, are as follows:

                             Common Stock
                         -------------------

                           High       Low
                           ----       ---
       1993

        Fourth Quarter   $ 7       $ 3  3/8
        Third Quarter      6  7/8    2  3/4
        Second Quarter     5  7/8    4  5/8
        First Quarter      6  5/8    4  5/8


       1992

        Fourth Quarter   $ 7  1/2  $ 4  7/8
        Third Quarter      8         5  7/8
        Second Quarter    10  7/8    6  1/4
        First Quarter     12  5/8    9  7/8

     In March 1992, the Company filed with the Securities and Exchange Commission ("SEC") a registration statement on Form S-3 registering $60.0 to $90.0 million of Convertible Subordinated Debentures due 2004 (the "Debentures"). On May 26, 1992, $65.0 million of the Debentures were issued. The Debentures are convertible into WorldCorp common stock at $11.06 per share and bear an annual interest rate of 7%. Semi-annual interest payments are due on May 15 and November 15.

     The Company did not declare any cash dividends in 1993 or 1992 and does not plan to do so in the foreseeable future. The Indenture governing the Company's Debentures and 13 7/8% Subordinated Notes due 1997 in certain circumstances may restrict the Company from paying dividends or making other distributions on its common stock.

     The approximate number of shareholders of record at March 24, 1994 is 2,869.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------



                       WORLDCORP, INC. AND SUBSIDIARIES
                            Selected Financial Data
                     (in thousands except per share data)

                                                           Year Ended December 31,
                                            -----------------------------------------------------
                                              1993       1992       1991       1990       1989
                                            ---------  ---------  ---------  ---------  ---------

RESULTS OF OPERATIONS:
- ----------------------

Operating revenues                          $202,716   $200,410   $280,292   $310,897   $223,842
Operating expenses                           225,524    237,265    266,863    293,632    201,690
Operating income (loss)                      (22,808)   (36,855)    13,429     17,265     22,152
Earnings (loss) from continuing
 operations before income taxes,
 minority interest, extraordinary
 item and change in accounting
 principle                                   (33,697)   (44,692)     7,311     (9,686)    11,612
Earnings (loss) from continuing
 operations before extraordinary item
 and change in accounting principle          (30,945)   (42,891)     6,830     (9,911)    11,073
Extraordinary gain (loss) on acquisition
 of debt, net                                     --     (3,253)     3,535      6,056         --
Change in accounting principle                    --     (1,973)        --         --         --
Net earnings (loss)                          (30,945)   (48,117)    10,365     (3,855)    11,073

Primary earnings per share:
 Continuing operations                      $  (2.12)  $  (3.02)  $   0.46   $  (0.76)  $   0.75
 Gain (loss) from acquisition of debt             --      (0.23)      0.24       0.46         --
 Change in accounting principle                   --      (0.14)        --         --         --
 Net earnings (loss)                           (2.12)     (3.39)      0.70      (0.30)      0.75

Fully diluted earnings (loss) per share:
 Continuing operations                      $  (2.12)     (3.02)      0.42      (0.76)      0.69
 Gain (loss) from acquisition of debt             --      (0.23)      0.22       0.46         --
 Change in accounting principle                   --      (0.14)        --         --         --
 Net earnings (loss)                           (2.12)     (3.39)      0.64      (0.30)      0.69

FINANCIAL POSITION:
- -------------------

Cash and short-term investments             $ 17,584   $ 14,769   $ 29,147   $ 30,041   $ 36,090
Total assets                                  97,119     93,346    138,966    197,000    200,250
Long-term obligations including
 current maturities                          129,049    104,192     94,167    154,513    178,718
Common stockholders' deficit                (101,073)   (76,362)   (30,363)   (46,635)   (43,995)
Dividends                                         --         --         --         --         --

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
      OF OPERATIONS
      -------------

  Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("the Company") as reflected in its consolidated financial statements. These statements primarily include the accounts of the contract flight operations of World Airways, Inc. ("World Airways") and Key Airlines, Incorporated ("KeyAir") until October 23, 1992 when WorldCorp sold 100% of KeyAir. WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a developmental stage company, which has developed a patented order and payment system ("ScanFone(R)") which facilitates the purchase of goods and services from the home. On July 1, 1992, the Company increased its ownership to 51%. In December 1993, US Order completed a $12.0 million private equity placement. As a result of this transaction, WorldCorp currently owns 46% of the voting stock of US Order. WorldCorp has an option through December 15, 1994, to purchase additional shares of the capital stock of US Order for consideration equal to $5.0 million, which if exercised, would increase its voting ownership percentage to 79%. US Order's results of operations are consolidated in the accompanying financial statements for the period subsequent to July 1, 1992.


GENERAL

  In 1993, WorldCorp operated in two business areas: air transportation services and transaction processing. WorldCorp's air transportation subsidiary, World Airways, is a leading worldwide provider of air transportation for commercial and government customers. WorldCorp's transaction processing business consists of its 46% ownership of the voting stock of US Order and 100% ownership of WorldGames. US Order develops and sells patented, automated ordering systems with residential and commercial applications. WorldGames is the sole licensee of ScanFone(R) technology for applications in the gaming industry.

  World Airways was a wholly-owned subsidiary of the Company in 1993. In February 1994, the Company sold 24.9% of its ownership to MHS Berhad, a Malaysian aviation company (see "Liquidity and Capital Resources").

AIR TRANSPORTATION SERVICES
- ---------------------------

  World Airways is a contract air carrier that charges customers based on a block hour basis rather than a per seat or per pound basis as do scheduled passenger carriers or overnight express carriers. A "block hour" is defined as the elapsed time computed from the moment the aircraft moves at its point of origin to the time it comes to rest at its destination. Fluctuations in flight revenues are not necessarily indicative of true growth because of shifts in the mix between full service contracts and basic contracts. Under the terms of full service contracts, World Airways is responsible for all costs associated with operating these contracts and receives a higher rate per hour. Under the terms of basic contracts, World Airways provides only certain services associated with the contract including aircraft, crews, insurance, and maintenance. World Airways typically charges a lower rate per hour for basic contracts since the customer is responsible for other operating costs. For this reason, it is important to measure pure growth through block hours flown rather than actual revenues earned. Typically, U.S. military contracts are full service contracts where the rate paid is set annually and consists of all flying costs, including fuel and ground handling of the aircraft and cargo. World Airways, as a matter of policy, includes fuel cost adjustment mechanisms in full service contracts, thus minimizing the risk of fuel price volatility to World Airways.

Customers
- ---------

  World Airways' business relies heavily on its U.S. Air Mobility Command ("AMC"), Malaysian Airline System Berhad ("MAS") and P.T. Garuda Indonesia ("Garuda") contracts, which provided 24%, 17% and 21%, respectively, of consolidated revenues in 1993, and 19%, 16%, and 16%, respectively, of total block hours. During 1992, AMC, MAS, and Garuda contracts provided 41%, 24%, and 13%, respectively, of consolidated revenues, and 31%, 29%, and 11%, respectively, of total block hours. The loss of any of these contracts or a substantial reduction in business from any of these contracts, if not replaced, would have a material adverse effect on the Company's revenues and financial condition.

  AMC has awarded contracts to World Airways since 1956. World Airways' current annual contract with AMC will expire in September 1994. The minimum contract amount for 1994 of $20.4 million is a 68% increase over

1993, and will be augmented by further expansion business. Expansion business totalled 161% of the minimum contract amount for 1993 and 53% for 1992. World Airways cannot determine how any future cuts in military spending may affect future operations with AMC.

  World Airways has provided service to MAS since 1981, transporting passengers for the annual Hadj pilgrimage as well as providing aircraft for integration into MAS' scheduled passenger and cargo operations. The current MAS contract, which was entered into in 1992, expires in 1996. In 1992, the government of Malaysia instructed the Malaysian Hadj Board (which in turn instructed MAS) to competitively rebid the contract for the 1993 Hadj. MAS rebid the contract for the 1993 Hadj and World Airways was again selected to provide 1993 Hadj service to MAS. World Airways' management believes that its contract with MAS through 1996 is a legally binding obligation. MHS Berhad, which recently acquired 24.9% of World Airways, is in the process of acquiring 32% of MAS from the Malaysian government.

  World Airways has provided service to Garuda since 1988 under an annual contract. World Airways will provide six aircraft for the 1994 Garuda Hadj operations. In addition, World Airways has provided aircraft for Garuda's cargo operations.

TRANSACTION PROCESSING SERVICES
- -------------------------------

  US Order is a leading provider of interactive transaction services to the home and the only company with a screen-based telephone that is fully operational with a broad menu of available services. Transaction services are currently offered via screen-based telephones, although the Company expects to offer its bill pay services via personal computers and touch tone telephones using audio response units in 1994. Longer term, the Company plans to develop the capability to support services offered via interactive cable, video games control units, and personal digital assistants. Services currently offered by US Order include bank account inquiry, funds transfer, bill payment, catalog shopping, home delivery of groceries and restaurant meals, and enhanced telephone services. Future services are expected to encompass a greatly expanded set of applications. The Company generates revenues through the monthly fees charged to customers for its screen-based telephone ("ScanFone(R)") and transaction services used, as well as the fees paid to the Company by service providers.


RESULTS OF OPERATIONS

1993 COMPARED WITH 1992
- -----------------------

Operating Revenue
- -----------------

  In 1993, operating revenues increased $2.3 million (1%) to $202.7 million primarily due to an increase in block hours flown. Block hours increased five percent to 23,462 in 1993 from 22,263 in 1992. Due to peak airlift requirements of World Airways' customers for the 1992 Hadj pilgrimage, certain flights were subcontracted to other carriers which resulted in $11.5 million of revenue in 1992 with no corresponding block hours flown. This was not necessary in 1993. This increase was partially offset by a five percent decrease in revenue per block hour to $8,589 in 1993 from $8,996 in 1992. Block hours under full service contracts were 85% of total block hours in 1993 and 84% in 1992.

  Aircraft capacity, the number of days that the Company's aircraft are available for service (including days in maintenance), increased to 8.8 available aircraft per day in 1993 from 7.2 in 1992. This increase was offset by a 13% decrease in daily aircraft utilization to 7.3 hours from 8.4 hours. Aircraft utilization is measured by the total block hours that the Company's aircraft were in use divided by the number of days that the aircraft were available for service (including days in maintenance). Included in other revenues in 1992 is $4.1 million related to settlements of contract claims from AMC.

Operating Expenses
- ------------------

  Flight costs increased $10.6 million (20%) due to costs associated with the integration of MD-11 aircraft (see "Capital Plans"). The Company maintained the maximum number of crews available during the first six months of 1993 in order to support intensive crewmember training for the MD-11 aircraft while maintaining the previous year's level of flight operations. This resulted in higher crew costs than normal given the low level of utilization during the first quarter of 1993.

  Maintenance costs decreased by $5.8 million (17%) due to lower maintenance costs for new MD-11 aircraft and lower engine overhaul repair expense for the DC10-30 fleet. Maintenance cost per block hour was $1,222 in 1993 compared with $1,548 in 1992. The reduced maintenance costs are due, in part, to guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft. Because the MD-11 is a relatively new aircraft, cost experience on the maintenance of the aircraft is unavailable. Therefore, the Company is, in part, relying on manufacturers' guidelines to estimate future maintenance costs on the MD-11 aircraft.

  Aircraft costs increased by $17.1 million (49%) in 1993. This increase was primarily due to a $20.5 million increase in rent cost associated with the delivery of four MD-11 aircraft during March and April 1993. In July 1993, two DC10-30 aircraft were returned to their lessors, resulting in a $1.5 million early termination payment of which $1.1 million was expensed in 1993. Partially offsetting these increases was a reduction of $5.4 million in rent costs associated with the return of the two DC10 aircraft and short-term aircraft leases not required in 1993.

  Fuel costs increased by $2.9 million (8%) due to the increase in block hours flown and a small increase in fuel prices paid per gallon.

  Flight operations subcontracted to other carriers decreased by $10.3 million (89%). In 1992, World Airways subcontracted a portion of its AMC contract award in order to redeploy one of its aircraft for commercial passenger flying. This was not necessary in 1993.

  Depreciation and amortization increased $0.4 million (7%) due to the purchase of spare parts for MD-11 aircraft integrated into the fleet in 1993.

  Selling and administrative costs increased $2.2 million (12%) primarily as a result of a $0.9 million settlement associated with the return of a DC10-30 aircraft, increased legal fees, and the formation of World Flight Crew Services, a new subsidiary of WorldCorp.

Loss on Sale of Key Airlines
- ----------------------------

  On October 23, 1992, WorldCorp sold 100% of the outstanding common stock of KeyAir. Loss on sale of KeyAir in 1993 primarily consists of the write-off of a $0.3 million uncollateralized line of credit and $0.3 million drawdown of a letter of credit.

Transaction Processing-US Order
- -------------------------------

  On July 1, 1992, the Company purchased an incremental 6% of the preferred stock of US Order for $1.0 million which increased the Company's ownership in US Order to 51%. Accordingly, US Order's results of operations are consolidated in the accompanying financial statements beginning on July 1, 1992. In December 1993, US Order completed a $12.0 million private equity placement. Following this transaction, WorldCorp owns 46% of the voting stock of US Order. WorldCorp has an option through December 15, 1994 to purchase additional shares of the voting stock of US Order for consideration equal to $5.0 million, which would increase its ownership of the voting stock to 79%. The accompanying statements of operations include 59% of the results of operations of US Order beginning December 1993. This 59% is based on liquidation preferences. In 1993, the Company recorded $9.2 million of losses (net of minority interest) relating to US Order, compared to $2.4 million of losses in 1992. This $6.8 million increase resulted primarily from an increase in overhead costs associated with expanded research and development and the writedown of an older generation of terminal components.

Non-Operating Items
- -------------------

  Interest income decreased as a result of lower investment balances and lower interest rates in 1993. Interest expense decreased $0.1 million in 1993 as a result of partially replacing the 13 7/8% Subordinated Notes ("the Notes") with the 7% convertible debentures (the "Debentures") and lower debt balances. Offsetting these decreases was interest associated with MD-11 rotables financing, aircraft rent deferrals, and a bank line of credit.

1992 COMPARED WITH 1991
- -----------------------

Operating Revenue
- -----------------

  On October 23, 1992, WorldCorp sold 100% of the outstanding common shares of its wholly-owned subsidiary, KeyAir, to Savannah Aviation Group ("SAG"). Accordingly, KeyAir's net loss for the period January 1, 1992 through October 23, 1992 is reflected in the accompanying financial statements under the caption "Loss from operation of Key Airlines". The Consolidated Statement of Operations for 1991 has not been reclassified to conform with the 1992 presentation. The following consolidated financial information presents 1991 results of operations of KeyAir in a manner consistent with the 1992 presentation.

                                                           (Unaudited)
                                                      Year ended December 31
                                                     ------------------------
                                                                 (Pro Forma)
                                                        1992         1991
                                                     ----------  ------------

   Operating revenues
     Contract flight operations                       $183,705      $223,735
     Flight operations subcontracted
       to other carriers                                11,499         1,253
     Other                                               5,170         1,687
     Transaction processing-US Order                        36            --
                                                      --------      --------
       Total operating revenues                        200,410       226,675
                                                      --------      --------

   Operating expenses
     Flight                                             52,302        55,254
     Maintenance                                        34,458        45,496
     Aircraft costs                                     35,135        34,731
     Fuel                                               37,811        51,743
     Flight operations subcontracted
       to other carriers                                11,612         1,115
     Depreciation and amortization                       5,872         4,924
     Selling and administrative                         18,725        20,161
     Loss (income) from operation of Key Airlines        6,041          (178)
     Loss on sale of Key Airlines                       31,416            --
     Transaction processing-US Order                     3,893            --
                                                      --------      --------
       Total operating expenses                        237,265       213,246
                                                      --------      --------

   Operating income (loss)                            $(36,855)     $ 13,429
                                                      --------      --------

     This financial information is presented to facilitate a comparative analysis of the ongoing operations of the Company and is used as the basis for Management's Discussion and Analysis of Financial Condition and Results of Operations presented below.

     In 1992, revenue decreased $26.3 million (12%) to $200.4 million. Block hours decreased 13% from 25,570 in 1991 to 22,263 in 1992. Due to peak airlift requirements of World Airways' customers for the 1992 Hadj pilgrimage, certain flights were subcontracted to other carriers which resulted in $11.5 million of revenue in 1992 with no corresponding block hours flown. Excluding this revenue, operating revenue decreased $36.5 million. This decrease is due to a shift from military flying in support of Operation Desert Storm in 1991 to commercial passenger flying at lower revenue rates in 1992. Revenue also decreased as a result of a shift to more basic contracts in 1992. Full service block hours represented 84% of total DC10 block hours in 1992 compared with 92% of DC10 block hours in 1991. In addition, revenue decreased as a result of lower block hour rates received for full service contracts in 1992. Included in other revenues in 1992 is $4.1 million related to settlements of contract claims from the AMC.

     World Airways' block hour decrease is primarily due to a decrease in aircraft utilization. Aircraft utilization is measured by the total block hours that the Company's aircraft were in use divided by the number of days that the aircraft were available for service including days in maintenance. World Airways' aircraft utilization decreased 13% from 9.6 hours per day in 1991 to
8.4 hours per day in 1992.

     World Airways' DC10 aircraft capacity remained essentially the same in 1992 as compared with 1991. Aircraft capacity is defined as the number of days that the Company's aircraft are available for service including days in maintenance. In 1991, World Airways operated four DC10-10 aircraft under various lease terms and one DC10-30 aircraft under a short-term lease. The four DC10-10 aircraft were returned to their lessors at various times in 1991 and 1992. These aircraft were replaced with two DC10-30 passenger aircraft integrated into World Airways' fleet in April 1992. Also, two DC10-30 passenger aircraft were operated under short-term leases beginning in May 1992 to meet peak airlift requirements of World Airways' customers for the 1992 Hadj pilgrimage. These factors combined to create a 1% decrease in DC10 aircraft capacity in 1992.

Operating Expenses
- ------------------

     Flight costs decreased $3.0 million. This decrease is due to lower variable costs associated with the 13% decrease in DC10 block hours flown and a shift to more basic contracts in 1992.

     Maintenance costs decreased $11.0 million. This decrease is primarily due to ongoing cost control efforts (specifically, material, component repair costs and parts rental charges), and the return to their lessors of four DC10-10 aircraft which, historically, have been more costly to maintain. World Airways maintenance costs also decreased as a result of the 13% decrease in DC10 block hours flown. Total World Airways maintenance expense was $1,548 per block hour in 1992 compared to $1,779 per block hour in 1991.

     Aircraft costs increased $0.4 million. DC10 aircraft rent decreased $0.3 million primarily due to the replacement of four DC10-10 and one DC10-30 aircraft with four DC10-30 aircraft. Aircraft hull insurance increased $0.7 million as a result of increases in insured values due to replacing DC10-10 aircraft with DC10-30 aircraft and increases in insurance rates charged.

     Depreciation expense increased $0.9 million primarily as a result of adding leasehold improvements and rotables relating to two DC10-30 aircraft integrated into World Airways' fleet in April 1992.

     Fuel costs decreased $13.9 million as a result of the 13% decrease in DC10 block hours flown and the decrease in fuel costs since the end of the Persian Gulf War.

     Due to peak airlift requirements of World Airways' customers for the 1992 Hadj pilgrimage, certain other flights were subcontracted to other carriers which resulted in expenses of $11.6 million.

     Selling and administrative costs decreased $1.4 million primarily due to the World Airways' Profit Sharing Bonus Plan (the "Plan") expense being included in flight costs in 1992 and included in selling and administrative costs in 1991. Through 1991, payments under the Plan were first made to individuals who were entitled to repayment of wage concessions from December 1, 1982 through January 31, 1985. With the payment of the 1991 Plan expense amount, all wage concession amounts have been repaid. Beginning in 1992, amounts expensed pursuant to the Plan are for profit sharing and are paid to current employees, primarily crewmembers.

Loss (Income) From Operation of Key Airlines
- --------------------------------------------

     Operating results of Key Airlines decreased to a loss of $6.0 million in 1992 from income of $0.2 million in 1991. This is partially due to ten months of activity in 1992 compared with twelve months of activity in 1991. This $6.2 million decrease is primarily attributable to a 10% decrease in block hours flown combined with a 20% decrease in revenue yield per block hour. KeyAir's revenue decreased $15.0 million in 1992. In 1991, KeyAir's customers consisted of tour operators and the U.S. military which typically guaranteed payment for blocks of seats or for the full aircraft on a point-to-point basis. In 1992, KeyAir operated its Caribbean Connection service based on a hub and spoke system and sold tickets to individual passengers directly, through travel agencies, or through tour operators. As a result, in 1992, KeyAir experienced an overall increase in expenses directly attributable to this new type of flying. For example, expenses associated with KeyAir's headquarters in Savannah, Georgia increased, and advertising expense, credit card and bank fees, travel agent commissions, and reservations systems costs all increased in 1992 or were not incurred in 1991.

Loss on Sale of Key Airlines
- ----------------------------

     Loss on sale of Key Airlines consists principally of the non-cash write-down of the B727 aircraft and related rotables to estimated net realizable values and the write-off of the remaining goodwill associated with the purchase of KeyAir in 1987.

Transaction Processing - US Order
- ---------------------------------

     On July 1, 1992, the Company purchased an incremental 6% of the preferred stock of US Order, a transaction processing company, for $1.0 million which increased the Company's ownership in US Order to 51%. Accordingly, US Order's results of operations are consolidated in the accompanying financial statements for the period subsequent to July 1, 1992. For the six months ended December 31, 1992, US Order incurred operating costs of $4.0 million. To date, US Order has generated limited revenue through the rental of ScanFones(R) and transaction processing fees.

Non-Operating Items
- -------------------

     Interest expense decreased primarily as a result of the redemption of $48.8 million of 13 7/8% Subordinated Notes (the "Notes") partially offset by the issuance of $65.0 million of 7% Convertible Debentures (the "Debentures") in May 1992. Interest expense also decreased as a result of the settlement, in January 1992, of World Airways' litigation with the State of California Franchise Tax Board, decreases in variable interest rates, the payoff of World Airways' short-term line of credit for most of the year, and the paydown of B727-100 aircraft debt. Interest income decreased as a result of lower investment balances held in 1992 and lower interest rates. In 1992, the gain on investments consists primarily of a $1.1 million gain on sales of bonds and the termination of an interest rate swap agreement, reduced by a $0.9 million loss from WorldCorp's equity investment in US Order. During the first six months of 1992, WorldCorp's investment in US Order was recorded using the equity method of accounting. Accordingly, WorldCorp's share of US Order's losses were recorded as a loss on investments. In 1991, loss on investments primarily result from the sale of high-yield securities held in the Company's investment portfolio. In 1992, $48.8 million of the face value of the Notes were repurchased at a loss of $3.3 million. In 1991, $10.3 million of the Notes were repurchased at an average of 60% of face value resulting in a gain of $3.5 million.

     During the fourth quarter of 1991, World Airways settled litigation with the State of California Franchise Tax Board (the "Board") concerning assessments of deficiencies in state franchise taxes for the years 1973-75 and 1978. The Board had asserted a total tax deficiency of approximately $2.4 million and accrued interest of approximately $5.9 million. World Airways settled this case with the Board and reversed a previously recorded liability which resulted in a non-operating gain of $5.5 million, net of legal expenses.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's air transportation subsidiary operates in a very challenging business environment. The combination of a generally weak economy, reduced military spending, and the depressed state of the airline industry and the economy has adversely affected the Company's operating performance. The Company is highly leveraged primarily due to losses sustained by World Airways' scheduled operations between 1979 and 1986, debt restructurings in 1984 and 1987, and losses the Company incurred in 1990, 1992, and 1993. The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, secured borrowings, and other financings from banks and other lenders.

Cash Flows from Operating Activities
- ------------------------------------

     During 1993, operating activities used $8.6 million compared to $17.5 million in the prior year. Excluding the non-cash loss on the sale of KeyAir in 1992, losses in 1993 were $14.2 million higher than 1992. The increased losses were offset by the deferral of certain aircraft rental payments, an increase in accounts payable and a decrease in accounts receivable. Accounts receivable decreased due to lower levels of military flying in the fourth quarter of 1993.

Cash Flows from Investing Activities
- ------------------------------------

     Cash flows from investing activities used $14.6 million in 1993 as compared to $4.4 million in 1992 resulting primarily from the purchase of spare parts for the MD-11 aircraft in 1993, partially offset by proceeds received from the disposal of DC10 and B727 rotable spare parts.

Cash Flows from Financing Activities
- ------------------------------------

     In 1993, financing activities provided $26.4 million compared to providing $12.9 million in the prior year. In 1992, the Company received $62.9 million from the sale of the Debentures and used $47.1 million of these proceeds to repurchase the 13 7/8% Notes. In 1993, the Company financed $19.1 million of spare parts related to the integration of the MD-11 aircraft, and entered into a $20.0 million credit facility. The Company made debt payments of approximately $28.7 million in 1993 compared to $10.3 million in 1992. This $18.4 million increase primarily relates to the repayment of the Company's two bank lines of credit. The US Order private placement (see "Financing Developments") and the exercise of options and warrants of the Company provided $8.4 million in 1993.

Capital Plans
- -------------

     World Airways plans to exit higher cost DC10 aircraft and ultimately standardize its fleet around the MD-11 aircraft. In October 1992 and January 1993, World Airways signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years. As of March 25, 1994, World Airways has taken delivery of four passenger MD-11 aircraft and is scheduled to take delivery of one freighter MD-11 in April 1994, and two convertible MD-11s in 1995. Two of the passenger MD-11 aircraft replaced the two passenger DC10-30 aircraft which were integrated into World Airways' fleet in April 1992 and returned to McDonnell Douglas in July 1993. The delivery of the convertible MD-11s is expected to occur approximately six months after the end of the lease in 1994 of three DC10-30 convertibles.

      World Airways made $20.7 million of capital expenditures and cash deposits for MD-11 integration in 1993, of which $19.1 was financed. World Airways estimates that its required capital expenditures for MD-11 integration will be approximately $7.3 million in 1994 and $9.8 million in 1995. As of December 31, 1993, the Company holds approximately $14.7 million of aircraft spare parts and transaction processing terminals currently available for sale. The Company anticipates proceeds from the sale of these assets to be approximately $7.5 million in 1994.

     US Order's working capital and capital expenditure requirements for 1994 are expected to be approximately $8.0 million. As of December 31, 1993, WorldCorp had invested $18.1 million of funds in US Order. US Order is currently seeking a private equity placement for up to $8.0 million with financial and strategic partners. However, there can be no assurance that such financing will be obtained. WorldCorp does not plan to provide additional financing to US Order in 1994.

     On December 7, 1993, World Airways entered into a $20.0 million revolving line of credit borrowing arrangement. This credit facility is collateralized by aircraft spare parts and certain receivables. $4.4 million of these proceeds were used to repay the outstanding balance on the $5.0 million revolving line of credit borrowing arrangement which expired in 1993.

Financing Developments
- ----------------------

     In its most recent Form 10-Q filing, the Company stated management would take several steps to add to its cash reserves. As of this date, the Company has closed certain transactions and executed agreements covering other transactions which, in aggregate, have significantly increased the cash reserves of WorldCorp, World Airways, and US Order.

     First, on October 30, 1993, WorldCorp, Inc., World Airways, Inc., and MHS Berhad entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. Under this Agreement, World Airways would receive upon closing (the "Closing") $12.4 million to fund its working capital requirements. The remaining $15.0 million (less a $2.7 million deposit received in December

1993) would be paid to WorldCorp to add to its cash reserves. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above. As a result of this transaction, WorldCorp will recognize a gain of approximately $27.0 million in the first quarter of 1994.

     Second, World Airways finalized an agreement with a financial institution for a $20.0 million credit facility collateralized by certain receivables and spare parts. This agreement contains certain covenants related to World Airways' financial condition and operating results. Approximately $10.8 million of the proceeds from this transaction were used to retire existing obligations. The balance was added to cash reserves. As of March 24, 1994, $0.8 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized.

     Third, on November 8, 1993, World Airways completed negotiations for $14.7 million of lease payment deferrals and related financings for eight of its nine aircraft in 1993. The ninth aircraft was returned to the lessor in October 1993. Additionally, World Airways received a permanent reduction in the lease rate for one DC10 aircraft, the only DC10 that will remain on long-term lease after September 1994. In 1993, $6.6 million of the deferrals were repaid. The remaining deferrals are scheduled to be repaid beginning in the second quarter of 1994, and bear interest at rates ranging from 7% to 12%.

     Fourth, in December 1993, US Order completed a private equity placement with financial and strategic partners for $12.0 million, of which WorldCorp invested $1.7 million. As a result of this transaction, WorldCorp owns 46% of the voting stock of US Order. WorldCorp has an option through December 15, 1994, to purchase additional shares of capital stock of US Order for consideration equal to $5.0 million, which if exercised, would increase its ownership percentage of the voting stock to 79%. US Order is currently seeking a private equity placement for up to $8.0 million with other financial and strategic partners.

     Fifth, in October and November 1993, the Company received $2.6 million of new equity investment through a series of warrant exercises by Ganz Capital Management.

     Finally, WorldCorp is seeking to place privately two securities of US Order that it currently holds: a $3.5 million increasing rate note with warrants in US Order, and $7.5 million of non-convertible preferred stock with warrants in US Order. No assurances can be made that the Company will be successful in placing these securities.

     The Company believes that the combination of the financings consummated to date and the operating and additional financing plans described above will be sufficient to allow the Company to meet its operating and capital requirements during 1994.


BUSINESS TRENDS

     The Company is highly leveraged primarily due to losses sustained by World Airways' scheduled operations between 1979 and 1986, debt restructurings in 1984 and 1987 and losses the Company incurred in 1990, 1992, and 1993. In addition, the Company incurred substantial debt and operating lease commitments during 1993 in connection with acquiring MD-11 aircraft and related spare parts. As a result, in the second half of 1993, the Company took several steps to improve its liquidity, including: negotiating rent deferrals on eight aircraft and the early return to the lessor of another aircraft, arranging a $20.0 million accounts receivable and aircraft parts financing, and consummating the sale of 24.9% of World Airways.

     The Company's air transportation business is highly seasonal. Typically, World Airways experiences reduced demand during the first quarter for passenger and cargo services relative to other times of the year. World Airways generally experiences stronger results in the second and third quarters due to demand for commercial passenger services including the annual Hadj pilgrimage. Fourth quarter results depend upon the overall world economic climate and global trade patterns.

     Since the end of the Persian Gulf War, soft demand and weakening yields have adversely effected worldwide cargo and passenger markets. In management's view, block hours flown are a critical indicator of the airline's profitability. In order for World Airways to achieve positive operating results and meet its requirements under certain financing agreements, it will be necessary to increase block hours flown from 1993 levels. In response, World

Airways has significantly increased its worldwide sales and marketing presence by 1) selling 24.9% of its equity to MHS Berhad solidifying a marketing alliance with a leading aviation company in Malaysia, 2) recruiting three active outside board members with experience in worldwide aviation and travel services, and 3) increasing its internal sales and marketing staff from two to seven executives. These actions were taken with the objective of increasing World Airways' flying levels. The fourth quarter of 1993 was the first recent quarter where flying level trends turned positive, increasing by 40% over the prior year's fourth quarter. Also, in the first quarter of 1994, management expects flying levels to be up more than 20% compared to 1993 levels. Management believes that positive trends will continue for the second and third quarters. Fourth quarter 1994 flying levels will largely depend upon global trade demand for cargo and the placement of at least two MD-11 passenger aircraft under longer-term contracts.

     On February 28, 1994, WorldCorp, World Airways, and MHS concluded the 24.9% sale of World Airways' common stock for $27.4 million in cash. WorldCorp will recognize a gain of approximately $27.0 million from this transaction in the first quarter of 1994. The Company has an objective to replicate a similar investment with strategic partners in Latin America.

     US Order is a provider of interactive transaction processing services to the home and the only company with a screen-based telephone that is fully operational with a broad menu of available services. US Order, however, is a development stage company and expects to continue to incur losses in 1994 and has significant working capital and capital expenditure requirements for 1994 (see "Liquidity and Capital Resources" and "Capital Plans").

     US Order's Regional Bell Operating Company (RBOC) strategy has evolved from a joint marketing relationship to a value-added reseller relationship for the RBOC's enhanced caller services such as Caller ID. This evolution has taken place as a result of the RBOC's increased focus on video and cable television interactivity. In particular the video focus by Bell Atlantic led to the termination of the Bell Atlantic joint marketing agreement with US Order in March 1994 as Bell Atlantic consolidated its efforts in the video arena.
Because screen-based telephones greatly improve the ease of use of enhanced telephone services such as Caller ID, strategic relationships with RBOCs are developing along this track.

     US Order's product offering to financial institutions have expanded in 1994. In addition to pursuing joint marketing alliances, US Order will also provide bill payment services to financial institutions through existing Audio Response Units, commonly known as touch tone or telephone banking services. The company is currently negotiating agreements with several major banks to offer these services in 1994. Later in 1994, US Order expects to offer similar "back end" bill payment support via personal computers.

     US Order is also significantly expanding its direct sales of screen-based telephones and interactive services to consumers. In October 1993, US Order announced its next generation screen-based telephone, PhonePlus /TM/, which it expects to have available to consumers in the third quarter of 1994. As in the cellular telephone industry, the price of the telephone will be related to the length and type of service contract the consumer chooses.


OTHER MATTERS

     On August 11, 1992, WorldCorp, World Airways, and certain other commercial paper customers of Washington Bancorporation ("WBC") were served with a complaint by WBC as debtor-in-possession by and through the Committee of Unsecured Creditors of WBC (the "Committee"). The complaint arises from investment proceeds totaling $6.8 million received by WorldCorp and World Airways from WBC in May 1990 in connection with the maturity of WBC commercial paper. The Committee seeks to recover this amount on the grounds that these payments constituted voidable preferences and/or fraudulent conveyances under the Federal Bankruptcy Code and under applicable state law. On June 9, 1993, the Company filed a motion to dismiss this litigation and intends to vigorously contest the claim. No assurances can be given of the eventual outcome of this litigation.

     World Airways' cockpit and flight attendant crewmembers are covered by collective bargaining agreements which expired in July 1992. World Airways is currently in negotiations with the International Brotherhood of Teamsters ("Teamsters") to develop new agreements for cockpit and flight attendant crewmembers. World Airways and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations between World Airways and its cockpit crewmembers. The outcome of the negotiations cannot be determined at this time.

     WorldCorp has never paid any cash dividends and does not plan to do so in the foreseeable future. Both the 13 7/8% Subordinated Notes Indenture and the indenture pursuant to which the Debentures were issued (the "Indentures") restrict the Company's ability to pay dividends or make other distributions on its common stock. In addition, the Indentures originally restricted the ability of World Airways to pay dividends other than to the Company. In 1994, however, the Company received approval from the holders of the Indentures to allow World Airways to pay dividends to parties other than the Company.

     The $20 million credit facility also contains restrictions on World Airways' ability to pay dividends. Under this agreement, World Airways cannot declare, pay, or make any dividend or distribution in excess of the lesser of $4.5 million or 50% of net income for the previous six months. In addition, World Airways must have a cash balance of at least $7.5 million immediately after giving effect to such dividend.

     All of the funds from operations are generated by the Company's subsidiaries. The ability of the Company and its subsidiaries to pay principal and interest on their respective short and long-term obligations is substantially dependent upon the payment to the Company of dividends, interest or other charges by its subsidiaries and upon funds generated by the operations of the subsidiaries.

     As of December 31, 1993, the Company had net operating loss carryforwards, investment tax credit carryforwards, and alternative minimum tax credit carryforwards of $137.2 million, $9.6 million, and $2.2 million, respectively (the "Carryforwards"). The availability of net operating loss and tax credit carryforwards to reduce the Company's future federal income tax liability is subject to limitations under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, these limitations restrict availability of net operating loss and tax credit carryforwards upon an ownership change. In August 1991, the Company experienced an ownership change, and the use of $72.6 million of net operating loss carryforwards available to the Company from losses generated prior to the ownership change, plus the tax credit carryforwards described above, are limited to approximately $6.3 million annually (the "Limitation").
As a result of the transaction with MHS in February 1994, however, the Carryforwards will be split into two components: those generated solely by World Airways, and those generated by the remaining entities of the controlled group. As a result, approximately $84.8 million of the consolidated net operating loss carryforward will no longer be available to offset federal taxable income reflected on future consolidated tax returns. Instead, the $84.8 million will be available to World Airways on a separate company basis (subject to the Limitation). World Airways will also retain sole use of the $9.6 million investment tax credit carryforward and the $2.2 million alternative minimum tax credit carryforward to reduce its future federal income tax liability, subject to limitations under the Code.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

                       WORLDCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (in thousands)

                                                               December 31,
                                                           ---------------------
                                                              1993        1992
                                                              ----        ----
CURRENT ASSETS
 Cash and cash equivalents, including $3,171
   restricted cash in 1993 and $542 in 1992 (Note 17)         $16,916    $13,759

 Restricted short-term investments (Notes 5 and 17)               668      1,010

 Trade accounts receivable, less allowance for doubtful
   accounts of $311 in 1993 and $15 in 1992 (Note 9)            8,476      9,263

 Other receivables (Note 5)                                     5,109      9,022

 Prepaid expenses and other current assets (Note 16)            3,476      4,119

 Assets held for sale (Notes 3 and 7)                           6,000         --
                                                              -------    -------

   Total current assets                                        40,645     37,173
                                                              -------    -------

ASSETS HELD FOR SALE (Notes 3 and 7)                            8,660      7,326

EQUIPMENT AND PROPERTY (Notes 8 and 10)
 Flight and other equipment                                    35,547     48,958
 Equipment under capital leases                                13,675      3,543
                                                              -------    -------
                                                               49,222     52,501
 Less accumulated depreciation and amortization                16,171     20,159
                                                              -------    -------

   Net equipment and property                                  33,051     32,342
                                                              -------    -------

LONG-TERM OPERATING DEPOSITS (Note 10)                         10,028      6,203

OTHER ASSETS AND DEFERRED CHARGES (Note 6)                      4,735      4,881

INTANGIBLE ASSETS (Notes 3 and 16)
 Net of accumulated amortization of $298 in 1992                   --      5,421
                                                              -------    -------

   TOTAL ASSETS                                               $97,119    $93,346
                                                              =======    =======

                                                                     (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                       (in thousands except share data)
                                  (Continued)

                                                             December 31,
                                                       ------------------------
                                                          1993         1992
                                                          ----         -----
CURRENT LIABILITIES
 Note payable to bank (Note 9)                          $   7,069    $   9,300
 Current maturities of long-term obligations (Note
  10)                                                      10,448        8,651
 Deferred aircraft rent (Note 10)                           6,295           --
 Accounts payable                                          11,064       11,418
 Unearned revenue                                           4,456        1,196
 Accrued maintenance in excess of reserves paid            14,732        7,481
 Accrued salaries and wages (Note 16)                       7,252        5,011
 Accrued interest                                           2,224        1,957
 Accrued taxes                                                955        1,352
                                                        ---------    ---------
   Total current liabilities                               64,495       46,366
                                                        ---------    ---------

LONG-TERM OBLIGATIONS, NET (Note 10)
 Subordinated convertible debt                             65,000       65,000
 Subordinated notes, net                                   24,926       24,912
 Deferred aircraft rent, net of current portion             1,850           --
 Equipment financing and other long-term obligations       26,825        5,629
                                                        ---------    ---------
   Total long-term obligations, net                       118,601       95,541
                                                        ---------    ---------

OTHER LIABILITIES
 Deferred gain from sale leaseback transactions, net
  of
   accumulated amortization of $30,395 in 1993 and
   $25,808 in 1992 (Note 8)                                10,322       14,620
 Accrued postretirement benefits (Note 13)                  2,250        2,137
 Accrued maintenance in excess of reserves paid             2,080        8,181
 Other                                                        444        1,980
                                                        ---------    ---------
   Total other liabilities                                 15,096       26,918
                                                        ---------    ---------

   TOTAL LIABILITIES                                      198,192      168,825
                                                        ---------    ---------

MINORITY INTEREST (Note 16)                                    --          883

COMMON STOCKHOLDERS' DEFICIT (Notes 10, 11, 12, 16,
 and 18)
 Common stock, $1 par value, (60,000,000 shares
  authorized, 15,224,076 shares issued and 15,161,491
  shares outstanding at December 31, 1993 and
  14,261,403 shares issued and 14,198,818 shares
  outstanding at December 31, 1992)                        15,224       14,261
 Additional paid-in capital                                34,071       29,160
 Retained deficit                                        (148,114)    (117,169)
 ESOP guaranteed bank loan (Notes 10 and 13)               (1,914)      (2,274)
 Treasury stock, at cost                                     (340)        (340)
                                                        ---------    ---------

   TOTAL COMMON STOCKHOLDERS' DEFICIT                    (101,073)     (76,362)
                                                        ---------    ---------

 COMMITMENTS AND CONTINGENCIES (Notes 2, 10, 13, 15, and 17)

   TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
     DEFICIT                                            $  97,119    $  93,346
                                                        =========    =========

          See accompanying Notes to Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share data)

                                                        December 31,
                                              ---------------------------------
OPERATING REVENUES                              1993       1992        1991
                                                ----       ----        ----
 Contract flight operations                   $199,276   $183,705     $275,679
 Flight operations subcontracted to other
  carriers                                       1,221     11,499        1,486
 Other                                           1,314      5,170        3,127
 Transaction processing - US Order                 905         36           --
                                              --------   --------     --------
   Total operating revenues                    202,716    200,410      280,292
                                              --------   --------     --------

OPERATING EXPENSES
 Flight                                         62,880     52,302       75,262
 Maintenance                                    28,667     34,458       55,462
 Aircraft costs                                 52,187     35,135       36,761
 Fuel                                           40,697     37,811       65,561
 Flight operations subcontracted to other
  carriers                                       1,312     11,612        1,157
 Depreciation and amortization                   6,275      5,872        7,605
 Selling and administrative                     20,932     18,725       25,055
 Loss from operation of Key Airlines
  (Note 3)                                          --      6,041           --
 Loss on sale of Key Airlines (Note 3)             833     31,416           --
 Transaction processing - US Order              11,741      3,893           --
                                              --------   --------     --------
   Total operating expenses                    225,524    237,265      266,863
                                              --------   --------     --------

OPERATING INCOME (LOSS)                        (22,808)   (36,855)      13,429
                                              --------   --------     --------

OTHER INCOME (EXPENSE)
 Interest expense (Notes 9 and 10)             (11,179)   (11,243)     (14,710)
 Interest income (Note 5)                          730      3,996        4,956
 Gain (loss) on investments, net                     5        126       (1,582)
 Gain on tax settlement (Note 14)                   --         --        5,486
 Other, net                                       (445)      (716)        (268)
                                              --------   --------     --------
   Total other expense                         (10,889)    (7,837)      (6,118)
                                              --------   --------     --------

EARNINGS (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST, EXTRAORDINARY ITEM
 AND CHANGE IN ACCOUNTING PRINCIPLE            (33,697)   (44,692)       7,311

INCOME TAX EXPENSE (Note 14)                       117         28          481

MINORITY INTEREST (Note 16)                      2,869      1,829           --
                                              --------   --------     --------

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM
 AND CHANGE IN ACCOUNTING PRINCIPLE            (30,945)   (42,891)       6,830

EXTRAORDINARY ITEM
 Gain (loss) on acquisition of debt (less
  applicable income taxes of $152 in 1991)
  (Notes 4 and 10)                                  --     (3,253)       3,535
                                              --------   --------     --------

EARNINGS (LOSS) BEFORE CHANGE IN
 ACCOUNTING PRINCIPLE                          (30,945)   (46,144)      10,365

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
 Accumulated benefit obligation of
  postretirement benefits (Note 13)                 --     (1,973)          --
                                              --------   --------     --------

NET EARNINGS (LOSS)                           $(30,945)  $(48,117)    $ 10,365
                                              ========   ========     ========
                                                                    (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Continued)




                                                          December 31,
                                                --------------------------------
                                                     1993               1992              1991
                                                     ----               ----              ----

EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE

 Primary:

   Earnings (loss) before extraordinary item
     and change in accounting principle             $(2.12)            $(3.02)            $0.46

   Extraordinary item                                   --              (0.23)             0.24

   Cumulative effect of change in accounting
     principle                                          --              (0.14)               --
                                                   -------            -------            ------

   Net earnings (loss)                              $(2.12)            $(3.39)            $0.70
                                                   =======            =======            ======

 Fully diluted:

   Earnings (loss) before extraordinary item
     and change in accounting principle             $    *             $    *             $0.42

   Extraordinary item                                    *                  *              0.22

   Cumulative effect of change in accounting
     principle                                           *                  *                --
                                                   -------            -------            ------

   Net earnings (loss)                              $    *             $    *             $0.64
                                                   =======            =======            ======


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

  Primary                                       14,590,265         14,175,065        14,907,311
                                               ============       ============      ============

  Fully diluted                                 14,590,265         14,175,065        16,246,828
                                               ============       ============      ============

*  Fully diluted earnings per share are anti-dilutive.


          See accompanying Notes to Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT

                 Years ended December 31, 1993, 1992 and 1991
                       (in thousands except share data)



                                                                         Employee
                                                                        Stock Owner-               Total
                                                  Additional             ship Plan    Treasury     Common
                                       Common       Paid-in    Retained  Guaranteed    Stock,    Stockholders'
                                       Stock        Capital    Deficit   Bank Loan     at cost     Deficit
                                       ------     ----------   --------  ----------   --------   -------------
BALANCE AT
 DECEMBER 31, 1990                       $13,033   $23,149   $ (79,417)   $(3,060)       $(340)  $ (46,635)

Exercise of 974,202 options
 and warrants                                977     4,307          --         --           --       5,284
Employee Stock Ownership Plan
 guaranteed bank loan                         --        --          --        360           --         360
Other                                         --       263          --         --           --         263
Net earnings                                  --        --      10,365         --           --      10,365
                                       ---------   -------  ----------   --------     --------   ---------

BALANCE AT
 DECEMBER 31, 1991                       $14,010   $27,719   $ (69,052)   $(2,700)       $(340)  $ (30,363)

Exercise of 251,591 options
 and warrants                                251     1,246          --         --           --       1,497
Employee Stock Ownership Plan
 guaranteed bank loan                         --        --          --        426           --         426
Other                                         --       195          --         --           --         195
Net loss                                      --        --     (48,117)        --           --     (48,117)
                                       ---------   -------  ----------   --------     --------   ---------

BALANCE AT
 DECEMBER 31, 1992                       $14,261   $29,160   $(117,169)   $(2,274)       $(340)  $ (76,362)

Exercise of 954,875 options
 and warrants                                963     3,921          --         --           --       4,884
Employee Stock Ownership Plan
 guaranteed bank loan                         --        --          --        360           --         360
Sale of equity by US Order                    --       847          --         --           --         847
Other                                         --       143          --         --           --         143
Net loss                                      --        --     (30,945)        --           --     (30,945)
                                       ---------   -------  ----------   --------     --------   ---------

BALANCE AT
 DECEMBER 31, 1993                       $15,224   $34,071   $(148,114)   $(1,914)       $(340)  $(101,073)
                                       =========   =======  ==========   ========     ========   =========

         See accompanying Notes to Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                 (in thousands)

                                                        December 31,
                                              ---------------------------------
                                                1993        1992        1991
                                              ---------  ----------  ----------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR (See Note 4)                         $ 13,759    $ 22,841    $ 22,999

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                            (30,945)    (48,117)     10,365
Adjustments to reconcile net earnings
 (loss) to cash provided (used) by
  operating activities:
 Depreciation and amortization                   6,275       9,205       9,956
 Deferred gain recognition                      (4,587)     (4,558)     (4,530)
 Deferred aircraft rent payments, net            8,145          --          --
 Loss on sale of Key Airlines                       --      31,416          --
 Extraordinary item                                 --       3,253      (3,535)
 Loss on investments                                --       1,161       1,582
 Minority interest in loss of subsidiary        (2,869)     (1,829)         --
 Cumulative effect of change in
   accounting principle                             --       1,973          --
 (Gain) loss on sale of equipment and
  property                                        (154)        160        (176)
 Gain on tax settlement                             --          --      (5,486)
 Writedown of assets held for sale               1,778          --          --
 Other                                           1,446          --         391
 Changes in certain assets and liabilities
  net of effects of non-cash transactions:
   Decrease (increase) in accounts
    receivable                                   2,802      (2,630)     18,874
   Increase in deposits, prepaid expenses
    and other assets                            (1,113)     (5,481)     (1,705)
   (Decrease) increase in accounts payable,
    accrued expenses and other liabilities      10,605      (2,087)     (2,538)
                                              --------    --------    --------
 Net cash provided (used) by operating
  activities                                    (8,617)    (17,534)     23,198
                                              --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale and leaseback of
 aircraft and engine                                --          --      10,154
Additions to equipment and property            (23,402)     (8,551)     (4,029)
Proceeds from disposal of equipment and
 property                                        5,425       1,721         355
Purchase of investments                           (210)       (250)     (9,050)
Increase in equity investment in US Order           --      (1,800)         --
Loan to US Order prior to purchase of
 majority interest                                  --      (1,250)         --
Purchase of majority interest in US Order           --          28          --
Proceeds from sales of short-term
 investments, net                                3,552       7,428       4,107
Other                                               --      (1,771)         --
                                              --------    --------    --------
 Net cash provided (used) by investing
  activities                                   (14,635)     (4,445)      1,537
                                              --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt                                47,249      72,178          --
Repayment of debt                              (28,663)    (10,325)    (23,427)
Redemption and open market acquisitions of
 debt                                               --     (50,453)     (6,393)
Proceeds from stock transactions                 4,884       1,497       4,927
Proceeds from sale of equity by subsidiary       3,500          --          --
Debt issuance costs                               (561)         --          --
                                              --------    --------    --------
 Net cash provided (used) by financing
  activities                                    26,409      12,897     (24,893)
                                              --------    --------    --------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            3,157      (9,082)       (158)
                                              --------    --------    --------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR (See Note 4)                         $ 16,916    $ 13,759    $ 22,841
                                              ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

A.  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of WorldCorp, Inc. ("WorldCorp" or the "Company"), its wholly-owned subsidiaries:
World Airways, Inc., ("World Airways") (see Note 18); Key Airlines, Incorporated ("KeyAir") (see Note 3); WorldCorp Leasing, Inc.; WorldCorp Leasing II, Inc.; WorldCorp Services, Inc.; World Airways Cargo, Inc.; WorldCorp Investments, Inc.; World Flight Crew Services, Inc.; and a 46% ownership interest in the voting stock in US Order, Inc. ("US Order"). All significant intercompany balances have been eliminated.

B.  Financial Statement Reclassifications
  Certain items in prior year financial statements included herein have been reclassified to conform to 1993 financial statement presentation.

C.  Cash Equivalents

  For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

D.  Revenue Recognition
  Contract flight operations and transaction processing revenues are recognized as the services are provided.

E.  Net Earnings (Loss) Per Common Share

  Primary earnings (loss) per common share have been computed by dividing earnings (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include warrants and options. Fully diluted earnings per common and common equivalent shares including convertible debt, have not been presented where the results are anti-dilutive.

F.  Investments
  Short-term investments are carried at the lower of aggregate cost or market value.

  Interest to be paid or received on notional principal amounts associated with interest rate swap agreements are measured as interest rates change and are recorded ratably over the life of the agreement.

G.  Equipment and Property

  Equipment and property are stated at cost or if acquired under capital leases, at the present value of the minimum lease payments. Engine overhauls and major airframe maintenance and repairs are charged to operating expense on an accrual basis. Modifications performed in response to Airworthiness Directives issued by the Federal Aviation Administration are capitalized at cost.

  Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives by the straight-line method, with estimated residual values of 0 - 15%. Estimated useful lives of equipment and property are as follows:

     DC10 and MD11 flight equipment             15-16 years
     Other equipment and property                3-10 years

H.  Assets Held for Sale
  Assets held for sale are recorded at the lower of cost or estimated net realizable value.

I.  Intangible Assets

  The excess cost of the Company's investment in US Order over the fair value of the Company's share of US Order's net assets at the date of acquisition is being amortized over 17 years using the straight-line method.

J.  Income Taxes

  In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS #109"). Under the asset and liability method of FAS #109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS #109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Effective January 1, 1992, the Company adopted FAS #109 which did not result in any cumulative adjustment to the accompanying consolidated financial statements.

K.  Postretirement Benefits Other Than Pensions

  World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. Effective January 1, 1992, World Airways adopted Statement of Financial Accounting Standards No. 106,
"Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS #106"). The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $2.0 million. The Company funds the benefit costs on a pay-as-you-go (cash) basis.

L.  Transactions in Subsidiaries' Stock
  Gains or losses realized in connection with the sale of stock by a subsidiary are recognized in income by the Company.

2.  OPERATING ENVIRONMENT

  The Company is highly leveraged primarily due to losses sustained by World Airways' scheduled operations between 1979 and 1986, debt restructurings in 1984 and 1987 and losses the Company incurred in 1990, 1992, and 1993. In addition, the Company incurred substantial debt and operating lease commitments during 1993 in connection with acquiring MD-11 aircraft and related spare parts. As a result, in the second half of 1993, the Company took several steps to improve its liquidity, including: negotiating rent deferrals on eight aircraft and the early return to the lessor of another aircraft, arranging a $20.0 million accounts receivable and aircraft parts financing, and consummating the sale of 24.9% of World Airways.

  The Company's air transportation business is highly seasonal. Typically, World Airways experiences reduced demand during the first quarter for passenger and cargo services relative to other times of the year. World Airways generally experiences stronger results in the second and third quarters due to demand for commercial passenger services including the annual Hadj pilgrimage. Fourth quarter results depend upon the overall world economic climate and global trade patterns.

  Since the end of the Persian Gulf War, soft demand and weakening yields have adversely effected worldwide cargo and passenger markets. In management's view, block hours flown are a critical indicator of the airline's profitability. In order for World Airways to achieve positive operating results and meet its requirements under certain financing agreements, it will be necessary to increase block hours flown from 1993 levels. In response, World Airways has significantly increased its worldwide sales and marketing presence by 1) selling 24.9% of its equity to MHS Berhad solidifying a marketing alliance with a leading aviation company in Malaysia, 2) recruiting three active outside board members with experience in worldwide aviation and travel services, and 3) increasing its internal sales and marketing staff from two to seven executives. These actions were taken with the objective of increasing World Airways' flying levels. The fourth quarter of 1993 was the first recent quarter where flying level trends turned positive, increasing by 40% over the prior year's fourth quarter. Also, in the first quarter of 1994, management expects flying levels to be up more than 20% compared to 1993 levels. Management believes that positive trends will continue for the second and third quarters. Fourth quarter 1994 flying levels will largely depend upon global trade demand for cargo and the placement of at least two MD-11 passenger aircraft under longer-term contracts.

  The Company's investment in its US Order subsidiary has also required substantial support by WorldCorp in recent years. The Company's share of US Order losses in 1993 approximated $9.2 million. US Order, a development stage company, expects to continue to incur losses in 1994. In December 1993, US Order completed a private equity financing (see Note 16 for additional information) and is currently seeking additional equity financing. However, there can be no assurance that such financing will be obtained. WorldCorp does not plan to provide additional financing to US Order in 1994.

  The Company believes that the combination of the financings consummated to date and the operating and additional financing plans described above will be sufficient to allow the Company to meet its operating and capital requirements during 1994.

3.  SALE OF KEY AIRLINES

  In September 1992, WorldCorp decided to dispose of its wholly-owned subsidiary, KeyAir and on October 6, 1992, WorldCorp entered into a letter of intent to sell the stock of KeyAir to Savannah Aviation Group ("SAG"). The sale of KeyAir was completed on October 23, 1992. Accordingly, KeyAir's net loss for 1992 is reflected in the accompanying financial statements, under the caption "Loss from operation of Key Airlines". Included in "Loss from operation of Key Airlines" in 1992 is $40.7 million of KeyAir operating revenues and $46.7 million of KeyAir operating expenses. The 1991 financial statements were not reclassified to conform with the 1992 presentation.

Under the terms of the stock purchase agreement, WorldCorp sold all of the outstanding common shares of KeyAir for $6.5 million. As consideration for the shares, WorldCorp accepted a $3.5 million Senior Secured Note (the "Note") and a $3.0 million Convertible Subordinated Debenture (the "Debenture") from SAG, which were not recorded by the Company due to uncertainty regarding realization of these amounts. WorldCorp recorded an estimated loss on the sale of KeyAir of $31.4 million in the accompanying financial statements as of December 31, 1992. Loss on sale of KeyAir in 1992 consisted primarily of a writedown of the B727 aircraft and related rotables to estimated net realizable values and a write-off of the remaining goodwill associated with the purchase of KeyAir in 1987. As a result of the sale of KeyAir and the Company's inability to deploy the aircraft in other long-term opportunities beyond 1992, the Company discontinued operating the B727-100 aircraft after December 31, 1992. The Company entered into a consignment agreement with a third party to dismantle and sell certain of the B727-100 aircraft and the related rotables beginning in November 1992. As a result, in 1992, the Company reduced the carrying values of the B727 aircraft to estimated net realizable values and classified these amounts as assets held for sale in the accompanying balance sheet (see Note 7).

  On February 8, 1993, KeyAir filed a voluntary petition for bankruptcy protection under Chapter 11 and certain disputes arose between the Company and the purchasers of KeyAir. During 1993, in connection with the settlement of these disputes, the Company relinquished all rights to collection of the Notes and the Debentures. The Company recorded a loss of approximately $0.8 million in 1993 related to amounts outstanding under a line of credit and certain letters of credit related to KeyAir which will not be recovered by the Company.

4.  SUPPLEMENTAL INFORMATION -- STATEMENTS OF CASH FLOWS

  Additional information pertaining to certain cash payments and noncash investing and financing activities is as follows (in thousands):

                     For the years ended December 31,
                     --------------------------------
                        1993       1992       1991
                     ----------  ---------  ---------
   Cash paid for:
     Interest           $10,274    $12,722    $14,512
     Income taxes            91        129        513


  During 1993, US Order completed a $12.0 million private equity placement in which WorldCorp invested $1.7 million (see Note 16). Included in the remaining $10.3 million investment was $2.5 million received in the form of an advertising credit and $4.3 million received in the form of forgiveness of various liabilities of US Order. Additionally, during 1993, US Order entered into $1.7 million of capital leases and other long-term obligations in connection with the purchase of transaction processing equipment.

  During 1993, the Company sold $9.5 million of MD-11 aircraft spare parts and leased the parts back under a 79 month capital lease. The following is a summary of the transaction (in thousands):

     Sale price of parts                            $9,463
     Debt retired                                   (7,570)
     Security deposit                               (1,893)
                                                    -------
       Net cash proceeds                           $     0
                                                    ========


  During 1991 and 1992, the Company purchased $59.1 million of its 13 7/8% Subordinated Notes (the "Notes"). The following is a summary of these transactions (in thousands):

                                          1992      1991
                                       ---------  --------

   Face value of Notes purchased       $ 48,806   $10,334
   Cash paid                            (50,453)   (6,393)
   Debt discount and issuance costs      (1,606)     (406)
                                       --------   -------
     Extraordinary gain (loss)         $ (3,253)  $ 3,535
                                       ========   =======

  During 1991, the Company sold a DC10-30 aircraft and leased the aircraft back under a 12-year operating lease. The following is a summary of the transaction (in thousands):

     Sale price of aircraft                        $47,500
     Debt retired                                  (38,068)
     Related expenses                                 (552)
                                                   --------
       Net cash proceeds                          $  8,880
                                                   ========

  During 1991, the Company sold a DC10-30 engine generating net proceeds of $1.3 million and leased the engine back under a 60 month operating lease. The following is a summary of the transaction (in thousands):

     Sale price of engine                          $ 3,200
     Debt retired                                   (1,862)
     Related expenses                                  (64)
                                                   --------
       Net cash proceeds                           $ 1,274
                                                   ========

5.  SHORT-TERM INVESTMENTS

  At December 31, 1993 and 1992, short-term investments consist of cash pledged as collateral for letters of credit with expiration dates in excess of ninety days.

  In December 1992, the Company sold its $3.0 million partnership investment for $4.7 million. The $4.7 million is included in other receivables at December 31, 1992 and was received in 1993. Interest income in 1992 includes $1.7 million related to this partnership investment.

6.  OTHER ASSETS AND DEFERRED CHARGES

  Other assets and deferred charges consist of the following (in thousands):

                                                    December 31,
                                                   --------------
                                                    1993    1992
                                                   ------  ------

   Debt issuance costs, net                        $3,062  $2,761
   Long-term employee loan receivable (Note 16)        --   1,648
   Other                                            1,673     472
                                                   ------  ------
                                                   $4,735  $4,881
                                                   ======  ======

  Debt issuance costs consist of the costs of issuing the 13 7/8% Subordinated Notes due 1997, the Convertible Subordinated Debentures due 2004, and revolving lines of credit agreements. These costs are being amortized over the term of the respective debt instruments using the effective interest method (see Note 9 and 10).

7.   ASSETS HELD FOR SALE

  Assets held for sale consist primarily of DC10 and B727 rotables with a net book value of $8.9 million and two DC10 engines with a net book value of $4.5 million. The Company has consigned these parts with a third party to sell these parts over a reasonable period of time with the objective of maximizing the proceeds from sale. During 1993, US Order recorded a $1.8 million writedown associated with its older generation of terminal components, a portion of which are available for sale.

8.  EQUIPMENT AND PROPERTY

  World Airways was awarded an insurance settlement which resulted in a $1.1 million reduction in maintenance expenses in 1991 for repairs associated with an aircraft that was damaged in a volcanic eruption.

  On May 1, 1991, World Airways sold a DC10-30 engine for $3.2 million and leased the engine back under a 60 month operating lease.

  On December 29, 1989, World Airways purchased a McDonnell Douglas DC10-30CF series aircraft (the "Aircraft") from Potomac Capital Investment Corporation, for approximately $42.0 million. The Aircraft had been involved in a sale leaseback transaction with Burnham Leasing Incorporated in 1987, and was in the World Airways fleet under an operating lease which was terminated at the time of the purchase. Upon purchase of the Aircraft, World Airways reduced the carrying value of the Aircraft and, correspondingly, the deferred gain from the 1987 sale by $5.0 million. On January 15, 1991, World Airways sold the Aircraft for $47.5 million, retired $38.1 million in related debt, and leased the Aircraft back under a twelve year operating lease. The resulting gain on sale of $12.1 million is being amortized over the lease period.

9.  NOTE PAYABLE TO BANK

  In 1993, World Airways entered into an $8.0 million revolving line of credit borrowing arrangement which is collateralized by certain receivables which were sold to the bank with recourse. Borrowing availability under the line is based on the amount of eligible receivables. Borrowings under the line of credit were $7.1 million at December 31, 1993 and bear interest at the greater of the federal funds rate plus 2.5% or the prime rate plus 2%. At December 31, 1993, the interest rate was 8%. World Airways is required to pay any outstanding amounts under the line of credit by January 7, 1996, with the option to extend for one year. This agreement contains certain covenents related to World Airways' financial condition and operating results, including minimum quarterly net income tests. In addition, there is an unused facility fee of 0.5% per year (see Note 10).

  The Company had a $10.0 million revolving line of credit borrowing arrangement, collateralized by certain receivables, available during 1992. Approximately $9.8 million was available under this credit facility at December 31, 1992 based upon the amount of outstanding receivables. Borrowings under the line of credit were $9.3 million at December 31, 1992 and bear interest at the lesser of the LIBOR rate plus 2.75% per annum or the lender's prime rate plus 0.5% per annum. At December 31, 1992 the interest rate was 6.5%. The line of credit was paid in full on December 7, 1993 and expired at the end of the year.

10.  LONG-TERM OBLIGATIONS

  Long-Term Debt

  The Company's long-term obligations at December 31 are as follows (in thousands):

                                                              1993        1992
                                                              ----        ----
 Note payable due 1994 -- with interest at one month        $   1,020  $   1,620
   LIBOR plus 1.95% payable monthly (5.51% at December 31,
   1993 and 6.08% at December 31, 1992) collateralized by
   one General Electric CF6-50C2 engine.



                                                              1993        1992
                                                              ----        ----

  Note payable due 1994 -- with interest at one month             952      1,495
     LIBOR plus  1.75% payable monthly (5.31% at December
     31, 1993 and 6.13% at December 31, 1992) collateralized
     by one General Electric CF6-50C2 engine.

 Spare parts loan due 1998 -- with principal and                4,392         --
     interest at 8.5% payable monthly, collateralized by
     certain MD-11 spare parts.

 Spare parts loan due 1997 -- with principal and                5,000         --
     interest at 8.5% payable semi-annually,
     collateralized by certain MD-11 spare parts.

 Aircraft parts security agreement payable to a bank due       11,815         --
     1996 -- with interest at the greater of the federal
     funds rate plus 2.5% or the prime rate plus 2% (8%
     at December 31, 1993) collateralized by DC10-30 and
     B727-100 rotables.

 Guaranteed bank loan due May 23, 1996 -- with interest         1,914      2,274
     at 85% of the prime rate of interest payable monthly
     (5.1% at December 31, 1993 and 5.1% at December 31,
     1992) collateralized by 478,501 and 568,501 shares,
     respectively, of WorldCorp common stock held by the
     WorldCorp Employee Stock Ownership Plan (see Note 13).

 Unsecured promissory note due 1997 -- with interest at           900         --
     6% payable quarterly beginning May 8, 1994

 Note payable due 1993 -- with interest at one month               --        711
     LIBOR plus 1.5% payable monthly (5.63% at December 31,
     1992) collateralized by one General Electric
     CF6-6D1A engine.

 Note payable due 1993 -- with interest at 3.47% payable           --      2,592
     monthly.

 Equipment financing due 1996 -- with interest at 12%              --        968
     payable monthly.

 Note payable due 1993 -- with interest at LIBOR plus 2%           --      3,000
     payable monthly (5.5% at December 31, 1992)
     collateralized by B727-100 aircraft, spare parts and
     rotables.

 13 7/8% Subordinated Notes due August 15, 1997 --             24,926     24,912
     interest payable semi-annually beginning February 15,
     1988  (net of unamortized discount of $0.1 million in
     1993 and 1992).

 Convertible Subordinated Debentures due 2004 -- with          65,000     65,000
     interest at 7% payable semi-annually beginning May 15,
     1992.  The Debentures are convertible into WorldCorp
     common stock at $11.06 per share subject to adjustment
     in certain events.

 Deferred aircraft rent, non-current                            1,850         --

 Capitalized lease obligations                                 11,280      1,620
                                                             --------   --------

   Total                                                      129,049    104,192

 Less current maturities                                       10,448      8,651
                                                             --------   --------

   Total long-term obligations                              $ 118,601  $  95,541
                                                             ========   ========


  The Indenture pursuant to which the 13 7/8% Subordinated Notes (the "Indenture") were issued may restrict the Company's ability to pay dividends on its common stock. Under the Indenture, the Notes are redeemable beginning August 15, 1992, at which time they are redeemable at 104% of par value and at rates declining thereafter.

  In May 1992, the Company issued $65.0 million of Convertible Subordinated Debentures due 2004 (the "Debentures"). The Debentures are convertible into WorldCorp common stock at $11.06 per share, subject to adjustment in certain events, and bear an annual interest rate of 7%. Semi-annual interest payments are due on May 15 and November 15. During the second and third quarters of 1992, the Company used $47.1 million of the proceeds from this borrowing to retire a portion of its 13 7/8% Subordinated Notes due 1997 (the "Notes").

  WorldCorp has never paid any cash dividends and does not plan to do so in the foreseeable future. Both the 13 7/8% Subordinated Notes Indenture and the indenture pursuant to which the Debentures were issued (the "Indentures") restrict the Company's ability to pay dividends or make other distributions on its common stock. In addition, the Indentures originally restricted the ability of World Airways to pay dividends other than to the Company. In 1994, however, the Company received approval from the holders of the Indentures to allow World Airways to pay dividends to parties other than the Company.

  The aircraft parts security agreement is subject to the terms of the $8.0 million revolving line of credit borrowing (see Note 9). Under this agreement the borrowing must be reduced by the amount of proceeds received from the sale of excess DC10 and B727 spare parts, but at a minimum of $0.5 million each month. The borrowing facility also restricts World Airways' ability to pay dividends. Under this agreement, World Airways cannot declare, pay, or make any dividend or distribution in excess of the lesser of $4.5 million or 50% of net income for the previous six months. In addition, World Airways must have a cash balance of at least $7.5 million immediately after giving effect to such dividend.

  The following table shows the aggregate amount of scheduled principal maturities (in thousands) of debt outstanding at December 31, 1993:


     1994                 $  9,434
     1995                    7,990
     1996                    3,010
     1997                   27,717
     1998                    2,842
     Thereafter             65,000
                          --------
       Total              $115,993
                          ========

Deferred Aircraft Rent


  During 1993, the Company negotiated with several of its lessors to defer approximately $14.7 million of lease payments on eight aircraft. Of this amount, $6.6 million was repaid during 1993. The remaining deferrals are scheduled to be repaid beginning the second quarter of 1994 and bear interest at rates ranging from 7% to 12%. Principal payments in 1994 amount to $6.3 million, with the remaining amounts due as follows (in thousands):


     1995           $  911
     1996              589
     1997              284
     1998               66
     Thereafter         --
                    ------
       Total        $1,850
                    ======

Capital Leases


  The present values of the obligations under capital leases at December 31, 1993 are calculated using rates ranging from 6.14% to 11.7%. The following are scheduled minimum capital lease payments (in thousands) due in the succeeding five years and thereafter, together with the present value of such obligations:


         1994                                                $ 1,899
         1995                                                  1,856
         1996                                                  2,076
         1997                                                  1,717
         1998                                                  3,302
         Thereafter                                            4,170
                                                            --------
         Total minimum lease payments                         15,020
         Less imputed interest                                 3,740
                                                            --------
         Present value of obligations under capital leases   $11,280
                                                            ========

  Property under capital leases consists of equipment leases and are amortized on a straight-line basis over the lease terms or expected useful life of the assets. Accumulated amortization under capital leases was $3.2 million and $2.5 million at December 31, 1993, and 1992, respectively. Amortization expense of property under capital lease totaled $658,000, $522,000, and $456,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

Operating Leases

  In October 1992 and January 1993, World Airways signed a series of agreements with International Lease Finance Corporation ("ILFC"), McDonnell Douglas Corporation, GATX Capital Corporation, and Pratt and Whitney to lease seven new McDonnell Douglas MD-11 aircraft under initial lease terms of two to five years. Six of the seven aircraft leases contain annual renewal options in years three through fifteen of the lease term. Under the terms of the lease agreements, World Airways may be required to pay additional rent in excess of the fixed monthly amounts depending on block hours flown. World Airways took delivery of four passenger MD-11s in 1993, and is scheduled to take delivery of one freighter MD-11 in 1994 and two convertible MD-11s in 1995. The delivery of the convertible MD-11s is expected to occur approximately six months after the end of the lease in 1994 of three DC10-30 convertibles. The leases contain options to purchase the aircraft at various times throughout the lease terms. Long-term deposits consist primarily of deposits on the MD-11 leases. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. At December 31, 1992, World Airways made non-refundable deposits toward three of the option aircraft. During 1993, the options' exercise dates were extended to July 30, 1994 with scheduled aircraft delivery dates from August 1995 to September 1996. If the options are exercised, World Airways intends to obtain financing for the purchases.

  In February 1992, World Airways signed twelve year operating leases for two McDonnell Douglas DC10-30 passenger aircraft. In July 1993, World Airways returned these aircraft to their lessor which resulted in a $1.5 million early termination payment of which $1.1 million was expensed in 1993.

  In October 1993, the Company returned an aircraft to its lessor and recorded an expense of $1.2 million related to the early termination of the lease.

  Rental expense, primarily relating to aircraft leases, totaled approximately $52.1 million, $39.6 million, and $43.0 million for the years ended December 31, 1993, 1992, and 1991, respectively.

  The following is a schedule of future annual minimum rental payments (in thousands), principally aircraft rentals (excluding variable portions), required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993:


   1994                                                        $ 50,712
   1995                                                          54,145
   1996                                                          46,383
   1997                                                          46,368
   1998                                                          35,344
   Thereafter                                                    43,894
                                                               --------
     Total                                                     $276,846
                                                               ========


11.  COMMON STOCK PURCHASE WARRANTS

Drexel Warrants

  On June 30, 1988, the Company issued to Drexel Burnham Lambert, Incorporated ("Drexel") warrants expiring May 24, 1994 to purchase 1,000,000 shares of the Company's common stock at a price of $8.00 per share, subject to certain antidilution adjustments (the "Drexel Warrants"). On July 31, 1989, the Company purchased 500,000 of these warrants from Drexel for $1.3 million. In 1992, 37,500 of these warrants were exercised. At December 31, 1993, there were 462,500 Drexel Warrants fully vested and outstanding.

BNYFC Warrants

  On December 7, 1993, in connection with a revolving line of credit facility and an aircraft parts security agreement (see Notes 9 and 10), the Company granted to Bank of New York Financial Corporation ("BNYFC") warrants expiring December 7, 1996 to purchase 250,000 shares of the Company's common stock, at a price of $6.15 per share. These warrants include certain registration rights. At December 31, 1993, these warrants were fully vested and outstanding.

1986  Executive Warrants

  During 1986, the Company entered into agreements with certain officers of the Company to issue 3,600,000 warrants, expiring May 24, 1994, each to purchase one share of the Company's common stock at a price of $5.00 per share, subject to certain antidilution adjustments (the "1986 Executive Warrants"). During 1993, 1992, and 1991, 779,875, 0, and 237,789, respectively, of these warrants were exercised. At December 31, 1993, a total of 2,362,336 of the 1986 Executive Warrants are fully vested and outstanding.

1989  Executive Warrants

  During 1989, the Company entered into warrant agreements with certain officers of the Company providing for the issuance of warrants ("1989 Executive Warrants") to purchase a total of 745,000 shares of Company common stock at an exercise price of $5.50; such warrants to vest, at differing rates, over 60 months. The 1989 Executive Warrants expire on August 31, 1997. On November 1, 1990, Mr. T. Coleman Andrews cancelled his right to receive 250,000 warrants granted to him under his 1989 Executive Warrant agreement, and the agreement was terminated. Mr. Andrews agreed to cancel his right to receive the 250,000 warrants so that equity compensation under the 1988 Stock Option Plan could be granted in 1990 to officers of the Company and its subsidiaries. During 1991, 163,417 of the warrants were cancelled. During 1992, 40,000 of these warrants were cancelled. At December 31, 1993, there were 291,583 1989 Executive Warrants outstanding of which 276,416 are fully vested.

12.  STOCK OPTIONS

   On July 19, 1988, the Board of Directors approved The WorldCorp, Inc. 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan was amended and restated on May 13, 1992. The 1988 Plan calls for one share of WorldCorp common stock to be issued upon exercise of one stock option. Shares issuable under the 1988 Plan, as amended, shall not exceed 2,800,000 in the aggregate. Options may be granted to employees and directors at the discretion of the Administrative Committee of the 1988 Plan. In 1990, the 1988 Plan was amended to change the vesting percentage to 20% per year beginning on the grant date provided that the grantee was still an employee of the Company or a subsidiary.

   During 1991, the Company made cash payments totaling $35,054 in exchange for the cancellation of 9,670 options.

   A summary of option transactions under the 1988 Plan for the years ended December 31, 1991, 1992, and 1993 is presented below:

   Options outstanding, January 1, 1991                       1,676,699
     Options granted (exercise price $5.63)                     535,000
     Options exercised                                         (736,413)
     Options expired or cancelled                              (180,899)
                                                              ---------
   Options outstanding, December 31, 1991                     1,294,387
     Options granted (exercise price from $7.70 to $10.59)      590,000
     Options exercised                                         (214,091)
     Options expired or cancelled                               (69,334)
                                                              ---------
   Options outstanding, December 31, 1992                     1,600,962
     Options granted (exercise prices from $4.72 to $7.03)      300,000
     Options exercised                                         (175,000)
     Options expired or cancelled                               (77,600)
                                                              ---------
   Options outstanding, December 31, 1993                     1,648,362
                                                              =========

   A total of 961,692 options have vested and are exercisable by the participants under the 1988 Plan as of December 31, 1993.

13.  EMPLOYEE BENEFIT PLANS

   During 1989, the Company adopted an Employee Stock Ownership Plan (the "ESOP") for the benefit of employees not covered by collective bargaining agreements. The ESOP is designed as a stock bonus plan which qualifies for favorable tax treatment under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and as an employee stock ownership plan under
Section 4975(e)(7) of the Code. In addition, the ESOP includes a "cash or deferred arrangement" under Section 401(k) of the Code.

   During 1989, the ESOP acquired 450,000 shares of common stock from Violet June Daly and 450,000 shares of common stock from the Estate of Edward J. Daly. The purchase price in each transaction was $4.00 per share or a total of $3.6 million. The ESOP obtained bank financing of $3.6 million (the "ESOP Loan") that matures seven years from funding and requires quarterly principal payments of $90,000 and a final principal payment of $1,080,000. Interest at 85% of the bank's prime rate is payable monthly. At December 31, 1993, the ESOP had pledged 478,501 shares as collateral for the loan and the loan is guaranteed by WorldCorp. Under the guarantee, the Company is also required to meet certain restrictive covenants. The Company is required to make minimum annual discretionary contributions to the ESOP in an amount necessary to pay principal and interest due on the ESOP Loan to the extent that other contributions to the ESOP are insufficient to make such payments. In 1992, contributions from employees combined with employer matching contributions were sufficient to make required principal and interest payments. The Company expensed $0.2 million and $0.1 million of principal and interest for the ESOP Loan in 1993 and 1991, respectively.

   In 1990, the ESOP was replaced by the Employee Savings and Stock Ownership Plan ("ESSOP"). Participation in the ESSOP is limited to employees not covered under a collective bargaining agreement. Employees may elect to invest Salary Deferral Contributions in either the WorldCorp Stock Fund or in Other Investment Funds. The ESSOP provides employer matching contributions in the WorldCorp Stock Fund at a rate determined by the Board of Directors, but at least 50% of the Salary Deferral Contribution. The employer matching contribution rate in the WorldCorp Stock Fund for 1993, 1992 and 1991 was 100%. The employer matching contribution in Other Investment Funds is at the rate of 33 1/3% of the Salary Deferral Contribution. The Company charged approximately $416,000, $394,000, and $273,000 to expense for its contributions to the ESSOP in 1993, 1992 and 1991, respectively.

   The World Airways' Crewmembers Target Benefit Plan is a defined contribution plan covering flight engineers and pilots with contributions based upon defined wages. This is a tax-qualified retirement plan under Section 401(a) of the Code. The World Airways' Flight Attendants Target Benefit Plan is a defined contribution plan covering flight attendants with contributions based upon defined wages. This is a tax-qualified retirement plan under Section 401(a) of the Code. Pension expense for both plans totaled $1,524,000, $1,288,000, and $1,165,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

   Effective January 1, 1987, World Airways adopted the World Airways, Inc. Profit Sharing Bonus Plan (the "1987 Profit Sharing Plan"). Contributions to the 1987 Profit Sharing Plan are equal to 20% of World Airways' defined operating income, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways' employees participating in the 1987 Profit Sharing Plan in that year. This is not a tax-qualified retirement plan under Section 401(a) of the Code. Prior to 1993, contributions to the 1987 Profit Sharing Plan were allocated first to payments to all persons or their beneficiaries whose wages were reduced during the time from December 1, 1982 to January 31, 1985. The total wage reduction for this period was approximately $5.8 million. World Airways has repaid the entire $5.8 million as of December 31, 1992. Approximately $0.8 million was distributed in 1993 pertaining to 1992 financial results. The Company does not anticipate any distributions in 1994 pertaining to 1993 financial results.

   World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. Effective January 1, 1992, World Airways adopted Statement of Financial Accounting Standards No. 106, Employers'
                                                                     ----------
Accounting for Postretirement Benefits Other Than Pensions ("FAS #106").  FAS
- ----------------------------------------------------------
#106 requires accrual accounting for all postretirement benefits other than pensions. Prior to the adoption of FAS #106, the cost of health benefits for cockpit retirees was recognized by charging claims to expense as they were incurred. The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $2.0 million in 1992. 1991's financial results have not been restated. World Airways funds the benefit costs on a pay-as-you-go (cash) basis.

   A summary of the net periodic postretirement benefit cost for the year ended December 31, 1993 is as follows:


   Service cost                                                       $  103,000
   Interest cost on accumulated postretirement benefit obligation        156,000
                                                                      ----------
     Net periodic postretirement benefit cost                         $  259,000
                                                                      ==========
  The components of the Accumulated Postretirement Benefit
   Obligation at December 31, 1993 are as follows:
   Retirees and dependents                                            $  941,000
   Fully eligible, active participants                                   211,000
   Not fully eligible participants                                     1,098,000
                                                                      ----------
                                                                      $2,250,000
   Less: plan assets                                                           0
                                                                      ----------
     Accrued postretirement benefit obligation                        $2,250,000
                                                                      ==========

   The assumed discount rate used to measure the accumulated postretirement benefit obligation for 1993 was 6.25%. The medical cost trend rate in 1993 was 11.75% trending down to an ultimate rate in 2011 of 4.25%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1993 net periodic postretirement benefit cost by $30,000 and would have increased the accumulated postretirement benefit obligation as of December 31, 1993 by $175,000.

14.  FEDERAL AND STATE INCOME TAXES

   Effective January 1, 1992 the Company adopted FAS #109. There was no adjustment necessary for the cumulative effect of this change in accounting for income taxes as of January 1, 1992. The 1991 financial statements have not been restated to apply the provisions of FAS #109. The consolidated provision for income taxes consists entirely of current income taxes and excludes any amounts related to US Order since US Order is not part of WorldCorp and subsidiaries consolidated income tax return.

   Total income tax expense was allocated as follows (in thousands):

                                               For the years ended December 31,
                                               --------------------------------
                                                  1993       1992       1991
                                               ----------  ---------  ---------
   Income (loss) from continuing operations         $ 117      $  28      $ 481
   Extraordinary item                                  --          0        152
   Change in accounting principle                      --          0         --
                                                    -----      -----      -----
    Income tax expense                              $ 117      $  28      $ 633
                                                    =====      =====      =====

   Income tax expense attributable to income from continuing operations consists of (in thousands):

                          For the years ended December 31,
                          ---------------------------------
                             1993        1992       1991
                          ----------  ----------  ---------

   U.S. Federal                $  71      $ (29)      $ 287
   State                          46         57         194
                               -----      -----       -----
    Income tax expense         $ 117      $  28       $ 481
                               =====      =====       =====

   There is no deferred tax expense or benefit for the years ended December 31, 1993, 1992 and 1991.

   Income tax expense attributable to income (loss) from continuing operations for the years ended December 31, 1993, 1992, and 1991 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent as a result of the following (in thousands):

                                             For the years ended December 31,
                                           ------------------------------------
                                              1993         1992         1991
                                           -----------  -----------  ----------
   Expected Federal income tax expense
    (benefit) at the statutory rate          $(11,457)    $(15,195)    $ 2,485
   Subsidiary  (US Order) not
    consolidated for tax purposes               3,130        1,447          --
   Tax loss on sale of subsidiary                  --       (3,812)         --
   Amortization of goodwill                       149          281         216
   Equity interest in loss of investee
    company                                        --          314         132
   Other                                          386          179         159
   Generation (utilization) of net
    operating loss carryforward                 7,879       16,776      (2,992)
   Federal alternative minimum tax and
    environmental tax                              --           --         376
   State income tax expense, net of
    Federal benefit                                30           38         105
                                             --------     --------     -------
    Income tax expense                       $    117     $     28     $   481
                                             ========     ========     =======

   The effect of the alternative minimum tax as set forth in the above table is caused by the limitation on the utilization of net operating loss carryforwards for alternative minimum tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1993 are as follows (in thousands):

                                          Deductible    Taxable        Net
                                            Amounts     Amounts       Total
                                          -----------  ----------  ------------
   Temporary differences:
    Net operating loss carryforwards        $ 46,663       $   --      $46,663
    Capital loss carryforward                  6,219           --        6,219
    Depreciation                                  --        2,798       (2,798)
    Recognition of sale/leaseback gains        3,419           --        3,419
    Accrued maintenance in excess of
     reserves paid, primarily due to
     accrual for financial statement
     purposes                                  6,432           --        6,432
    Accrued postretirement benefit
     obligation, due to accrual for
     financial statement purposes                765           --          765
    Compensated absences, primarily due
     to accrual for financial statement
     purposes                                    488           --          488
    Other                                        117          113            4
    Alternative minimum tax credit
     carryforward                              2,211           --        2,211
    Investment tax credit carryforward
     which expires primarily by 1995           9,600           --        9,600
                                            --------   ----------      -------
      Total gross deferred tax assets
       and liabilities                      $ 75,914       $2,911       73,003
                                            ========   ==========      =======
         Less:  valuation allowance                                    (73,003)
                                                                       -------
      Net deferred tax balance                                         $     0
                                                                       =======

   The valuation allowance for deferred tax assets as of January 1, 1993 was $64.4 million. The net change in the total valuation allowance for the year ended December 31, 1993 was an increase of $8.6 million.

   The availability of net operating loss, investment tax credit, and alternative minimum tax credit carryforwards to reduce the Company's future Federal income tax liability is subject to limitations under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, these limitations restrict the availability of net operating loss and investment tax credit carryforwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in the three-year testing period ("Ownership Change").

   In August 1991, 5.7 million shares of common stock were sold by a group of existing shareholders. This transaction constituted an Ownership Change, which reduced the annual utilization of net operating loss, alternative minimum tax credit, and investment tax credit carryforwards ("Carryforwards") available to the Company in 1991 and future years. As of December 31, 1993, the Company had net operating loss carryforwards for federal income tax purposes of $72.6 million [subject to a $6.3 million annual limitation based on the value of the outstanding Common Stock immediately prior to the Ownership Change and the statutorily provided long-term tax exempt rate (the "Limitation")] and $64.6 million (generated after the Ownership Change) which are available to offset future federal taxable income. These carryforwards expire between 1995 and 2008.

   On February 28, 1994, the Company sold 24.9% of World Airways' common stock to MHS Berhad ("MHS"), decreasing WorldCorp's ownership in World Airways to 75.1% (see Note 18). The Code permits a controlled group to file a consolidated tax return that includes all subsidiaries which are at least 80% owned by the parent company. As a result, for the period beginning March 1, 1994, World Airways will be required to file a separate company tax return and will no longer be included in the WorldCorp and subsidiaries consolidated U.S. income tax return. As a result, approximately $84.4 million of the consolidated net operating loss carryforwards for federal income tax purposes (subject to the Limitation) will be allocated to World Airways, and will no longer be available to offset federal taxable income reflected on future consolidated tax returns.

   World Airways settled its litigation with the State of California Franchise Tax Board (the "Board") concerning assessments of deficiencies in state franchise taxes for the years 1973-1975 and 1978. The Board had asserted a total tax deficiency of $2.4 million and unpaid interest of $5.9 million. This final settlement resulted in the reversal of a previously recorded liability and the recognition of a 1991 non-operating gain of $5.5 million, net of related legal expenses.

15.  SEGMENT INFORMATION

   The Company operates in two business segments: air transportation and transaction processing. The air transportation segment consists of the operations of World Airways, a worldwide provider of air transportation for commercial and government customers. The Company's transaction processing business consists of its 46% ownership of the voting stock of US Order, a company that has developed a patented, automated ordering system with residential and commercial applications.

   Summarized financial information by business segment is as follows (in thousands):

                                                              Depreciation
Year Ended                               Operating   Total        and          Capital
December 31, 1993            Revenues     (Loss)     Assets   Amortization  Expenditures
- ---------------------------  ---------  ----------  --------  ------------  ------------

   Air transportation         $201,811   $(11,933)   $89,425        $6,025       $19,450
   Transaction processing          905    (10,875)     7,694           250         3,952
                              --------   --------    -------        ------       -------
                              $202,716   $(22,808)   $97,119        $6,275       $23,402
                              ========   ========    =======        ======       =======
                                                              Depreciation
    Year Ended                          Operating     Total       and          Capital
   December 31, 1992          Revenues    (Loss)      Assets  Amortization  Expenditures
- ---------------------------   --------   --------    -------  ------------  ------------
   Air transportation         $200,374   $(32,917)   $83,856        $9,000       $ 7,085
   Transaction processing           36     (3,938)     9,490           205         1,466
                              --------   --------    -------        ------       -------
                              $200,410   $(36,855)   $93,346        $9,205       $ 8,551
                              ========   ========    =======        ======       =======

   There were no significant intersegment sales or transfers during 1993 and 1992.

   Information concerning customers for years in which their revenues comprised 10% or more of the Company's consolidated operating revenues is presented in the following table (in thousands):

                                                  Year ended December 31,
                                                 --------------------------
                                                  1993     1992      1991
                                                 -------  -------  --------

   U.S. Department of Defense (including AMC)    $54,201  $88,683  $169,421
   Malaysian Airline System Berhad                34,672   49,065    29,312
   P. T. Garuda Indonesia                         42,583   25,284     9,774
   Burlington Air Express, Inc                    22,358   10,811     3,573

   The Company's contract with the United States Air Mobility Command ("AMC") expires in September 1994. The Company anticipates that future renewals of the AMC contract will be on an annual basis.

   World Airways has provided service to MAS since 1981, transporting passengers for the annual Hadj pilgrimage as well as providing aircraft for integration into MAS' scheduled passenger and cargo operations. The current MAS contract, which was entered into in 1992, expires in 1996. However, in 1992 the government of Malaysia instructed the Malaysian Hadj Board (which in turn instructed MAS) to competitively rebid the contract for the 1993 Hadj. MAS rebid the contract for the 1993 Hadj and World Airways was again selected to provide 1993 Hadj service to MAS. World's management believes that its contract with MAS through 1996 is a legally binding obligation. MHS has agreed to acquire 32% of MAS in 1994 (see Note 18).

   World Airways has provided service to Garuda since 1988 under an annual contract. World Airways supplied six of Garuda's sixteen aircraft necessary for its 1993 Hadj operations and will provide six aircraft for the 1994 Garuda Hadj operations.

   World Airways provided service to Burlington Air Express in 1993. At this time, World Airways has no contract for services in 1994.

   All export contracts are denominated in U.S. dollars as are substantially all of the related expenses. The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company's export revenues is presented in the following table (in thousands):

                                                       Year ended December 31,
                                               ---------------------------------
                                                      1993      1992      1991
                                                    --------  --------  --------
   Operating Revenues:
     Domestic                                       $ 96,637  $111,606  $224,214
     Export -  Malaysia                               34,672    49,065    29,312
            -  Indonesia                              42,583    25,284     9,774
            -  Other                                  28,824    14,455    16,992
                                                    --------  --------  --------
     Total                                          $202,716  $200,410  $280,292
                                                    ========  ========  ========

16.  RELATED PARTY TRANSACTIONS

   Effective November 10, 1988, T. Coleman Andrews', III employment agreement to serve as Chief Executive Officer and President of WorldCorp, which was originally entered into in August 1986, was extended an additional five years to August 1, 1994. The contract will automatically be extended annually at the end of the term of the agreement unless either party provides a twelve month advance, written notice of their intent to terminate the agreement. The Company and Mr. Andrews did not provide written notice of their intent to terminate the Agreement, and therefore, Mr. Andrews' employment agreement has been automatically extended through August 1995. In connection with the employment agreement, Mr. Andrews also entered into a Supplemental Incentive agreement with WorldCorp that provides for a bonus in the amount of $1,300,000 plus interest earned at 8.91% to be paid to Mr. Andrews on August 1, 1994 provided he is still an employee of WorldCorp at that time. This amount is included in accrued wages in the accompanying 1993 consolidated balance sheet. In connection with this employment arrangement, the Company loaned Mr. Andrews $1,300,000 on January 10, 1989. Mr. Andrews executed and delivered to the Company a full recourse promissory note dated January 10, 1989. The principal amount of the note is due and payable on December 31, 1994 and interest accrues quarterly and is payable at maturity at a fixed rate of 8.91% per annum. This amount is included in prepaid expenses and other current assets in the accompanying 1993 consolidated balance sheet.

   On September 10, 1990, the Board of Directors of WorldCorp unanimously authorized WorldCorp to enter into and consummate a Stock Purchase Agreement dated as of September 14, 1990 (the "Stock Purchase Agreement"), under which WorldCorp agreed to purchase Series A Preferred Stock ("Preferred Stock") issued by US Order. The Board of Directors of the Company authorized the purchase of US Order, a development stage company with limited revenue to date, as part of the Company's continuing efforts to diversify its interests. Mr. Gorog is Chairman of the Board of US Order and is Chairman of the Board of Directors of WorldCorp. Mr. Gorog, together with certain members of his immediate family (the "Founders"), were majority owners of US Order. On July 1, 1992, the Company purchased an incremental 6% of the preferred stock of US Order for $1.0 million which increased the Company's ownership in US Order to 51%.
Accordingly, US Order's financial position, results of operations, and statement of cash flows have been consolidated in the accompanying financial statements for the period subsequent to July 1, 1992. All significant intercompany balances have been eliminated. Prior to July 1, 1992, WorldCorp's investment was accounted for using the equity method. As of December 31, 1993, WorldCorp had purchased for $5.3 million a total of 5,204,082 shares of US Order preferred stock, which are convertible into common stock. In December 1992, WorldCorp agreed to convert $7.6 million in principal amount of loans from WorldCorp to US Order into 7,550 shares of redeemable preferred stock of US Order. The preferred stock pays quarterly dividends at a rate of 7.5%. As part of this transaction, WorldCorp's option to purchase additional shares of the capital stock of US Order was extended from September 15, 1993 to December 15, 1994, and WorldCorp received an exclusive license to apply US Order's transaction processing technology to lottery and gaming applications. In December 1993, US Order completed a private equity placement for $12.0 million with financial and strategic partners. WorldCorp invested $1.7 million in this equity offering. Following this transaction, WorldCorp owns 46% of the voting stock of US Order. US Order is still in the developmental stage and, therefore, the gain resulting from this transaction of $0.8 million was recorded as additional paid-in-capital in the accompanying consolidated financial statements. Additionally, the intangible asset previously recorded by the Company was eliminated. WorldCorp and the financial and strategic partners of US Order own stock which carry liquidation preferences pursuant to which WorldCorp is currently entitled to 59% of any distributions. The results of operations of US Order are allocated based on liquidation preferences. WorldCorp provided consulting services to assist US Order's management during 1993, 1992 and 1991. US Order paid consulting fees to WorldCorp equal to the cost of the salary and benefits of WorldCorp personnel who performed these services.

   W. Jerrold Scoutt, Jr., a member of the Board of Directors of WorldCorp, is a member of the law firm of Zuckert, Scoutt & Rasenberger, Washington, D.C. Zuckert, Scoutt & Rasenberger rendered legal services to the Company during 1993, 1992 and 1991.

17.  COMMITMENTS AND CONTINGENCIES

Litigation and Claims

   On August 11, 1992, WorldCorp, World Airways, and certain other commercial paper customers of Washington Bancorporation ("WBC") were served with a complaint by WBC as debtor-in-possession by and through the Committee of Unsecured Creditors of WBC (the "Committee"). The complaint arises from investment proceeds totaling $6.8 million received by WorldCorp and World Airways from WBC in May 1990 in connection with the maturity of WBC commercial paper. The Committee seeks to recover $2.0 million from WorldCorp and $4.8 million from World Airways on the grounds that these payments constituted voidable preferences and/or fraudulent conveyances under the Federal Bankruptcy Code and under applicable state law. The Company has filed a motion to dismiss this complaint and intends to defend vigorously against these claims. No assurances can be given of the eventual outcome of this litigation.

   On February 3, 1992, the US Patent and Trademark Office ("PTO") issued an order granting a request to reexamine US Order's patent based on a previously issued patent to a third party. On April 3, 1993, the PTO completed its reexamination and approved the amended claims of US Order's patent. Other claims of patent infringement have also been asserted or threatened against US Order. Although US Order and its counsel believe that US Order has substantial defenses to any claim of infringement, there can be no assurances that US Order would prevail in any such proceedings. In addition, upon the occurrence of certain events such as the bankruptcy of US

Order, an investor of the company receives a fully paid, non exclusive worldwide license to certain of US Order's licensed technology.

   The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

Letters of Credit

   At December 31, 1993 and 1992, restricted cash and short-term investments included customer deposits held in escrow and cash pledged as collateral for various letters of credit facilities issued by a bank on the Company's behalf totaling $1.0 million and $2.9 million, respectively, with expiration dates principally occurring in 1994.

Options on MD-11 Aircraft

   The Company has options to purchase four MD-11 aircraft, which, if exercised, would require a downpayment equal to five percent of the purchase price in July 1994.

18.  SUBSEQUENT EVENTS

   On October 30, 1993, WorldCorp, Inc., World Airways, Inc., and MHS Berhad ("MHS") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. Under this Agreement, World Airways would receive upon closing $12.4 million to fund its working capital requirements. The remaining $15.0 million would be paid to WorldCorp to add to its cash reserves. The Company received $2.7 million prior to December 31, 1993 as an advance on the sales price. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above. As a result of this transaction, WorldCorp will recognize a gain of approximately $27.0 million in the first quarter of 1994. Under this agreement, if at any time after October 30, 1996 World Airways registers its common stock under the Securities Act of 1993, MHS has the right to demand the registration of its shares. Also, if without the prior written consent of MHS: (1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then MHS has the option (a) to sell or transfer all or a portion of its shares to a third party notwithstanding the aforementioned three-year holding period; and/or
(b) to require WorldCorp to purchase all or part of MHS's shares at fair market value. Fair market value may not be less than the aggregate of the costs borne by MHS in acquiring and holding its World Airways shares. Management has indicated that it does not intend to take any such actions without the prior consent of MHS.

   MHS recently announced that it will acquire 32% of Malaysian Airline System Berhad ("MAS"), the flag carrier of Malaysia. MAS is one of World Airways' largest commercial customers.

19.  UNAUDITED QUARTERLY RESULTS

   The results of the Company's quarterly operations for 1993 and 1992 are as follows (in thousands except per share amounts):


                                                                        Quarter Ended

                                                 ------------------------------------------------------------

                                                 March 31  June 30  September 30  December 31      Total Year

                                                 --------  -------  ------------  -----------      ----------

1993
  Revenues                                       $ 28,037  $  86,576   $ 44,253     $  43,850      $  202,716

  Operating income (loss)                         (12,634)    11,384    (12,852)       (8,706)/(a)/   (22,808)

  Earnings (loss) before income
   taxes and minority interest                    (15,413)     8,706    (15,460)      (11,530)        (33,697)

  Net earnings (loss)                             (14,188)     9,813    (15,431)     ( 11,139)        (30,945)


  Primary earnings (loss)
   per common share:
   Net earnings (loss)                           $  (1.00) $   .61     $  (1.06)    $   (.74)      $  (2.12)
                                                 ========  =======     ========     ========       ========
   Fully diluted earnings (loss)
     per common share:
     Net earnings (loss)                         $(1.00)   $    .50    $ (1.06)     $  (.74)       $  (2.12)
                                                 ======    ========    =======      =======        ========



                                                                        Quarter Ended

                                                 ------------------------------------------------------------

                                                 March 31  June 30  September 30  December 31      Total Year

                                                 --------  -------  ------------  -----------      ----------

1992
  Revenues
   As previously reported/(b)/                   $ 49,332  $ 85,284    $ 54,841     $ 37,580
   Reclassification/(c)/                          (12,906)  (13,721)         --           --
                                                 --------  --------    --------      -------
   As restated                                     36,426    71,563      54,841       37,580       $  200,410
  Operating income (loss)
   As previously reported                          (3,855)   10,165     (35,552)      (7,652)
   Adjustment /(d)/                                   (41)      (41)        (41)          --
   Reclassification /(c)/                              18       144          --           --
                                                 --------  --------    --------      -------       ----------
   As restated                                     (3,878)   10,268     (35,593)      (7,652)         (36,855)
  Earnings (loss) before extraordinary
   item and change in accounting
   principle
   As previously reported                          (6,370)    7,424     (35,995)      (7,827)
   Adjustment /(d)/                                   (41)      (41)        (41)          --
                                                 --------  --------    --------      -------       ----------
   As restated                                     (6,411)    7,383     (36,036)      (7,827)         (42,891)
  Extraordinary item                                  214    (1,234)     (2,233)          --           (3,253)
  Change in accounting principle
   As previously reported                              --        --          --           --
   Adjustment /(d)/                                (1,973)       --          --           --           (1,973)
                                                 --------  --------    --------      -------       ----------
   As restated                                     (1,973)       --          --           --           (1,973)


  Net earnings (loss)
   As previously reported                          (6,156)    6,190     (38,228)      (7,827)
   Adjustment /(d)/                                (2,014)      (41)        (41)          --
                                                 --------  --------    --------      -------
   As restated                                     (8,170)    6,149     (38,269)      (7,827)         (48,117)

  Primary earnings (loss) per
   common share:
   Earnings (loss) before extra-
    ordinary item and change
    in accounting principle
    As previously reported                       $  (0.45) $   0.46    $  (2.53)    $  (0.55)
    Adjustment /(d)/                                   --     (0.01)      (0.01)          --
                                                 --------  --------    --------      -------
    As restated                                  $  (0.45) $   0.45    $  (2.54)    $  (0.55)      $    (3.02)
                                                 ========  ========    ========      =======       ==========

   Net earnings (loss)
    As previously reported                          (0.44)     0.38       (2.69)       (0.55)
    Adjustment /(d)/                                (0.14)       --       (0.01)          --
                                                 --------  --------    --------      -------
    As restated                                  $  (0.58) $   0.38    $  (2.70)    $  (0.55)      $    (3.39)
                                                 ========  ========    ========      =======       ==========


  Fully diluted earnings (loss)
   per common share:
   Earnings (loss) before extra-
    ordinary item and change
    in accounting principle
    As previously reported                       $  (0.45) $   0.42    $  (2.53)    $ (0.55)
    Adjustment /(d)/                                   --        --       (0.01)         --
                                                 --------  --------    --------     -------
    As restated                                  $  (0.45) $   0.42    $  (2.54)    $ (0.55)       $    (3.02)
                                                 ========  ========    ========     =======        ==========

   Net earnings (loss)
    As previously reported                          (0.44)     0.36       (2.69)      (0.55)
    Adjustment /(d)/                                (0.14)       --       (0.01)         --
                                                 --------  --------    --------     -------
    As restated                                  $  (0.58) $   0.36    $  (2.70)    $ (0.55)       $    (3.39)
                                                 ========  ========    ========     =======        ==========

   (a) Includes the effects of the aircraft lease termination expenses of approximately $2.7 million and a write-down of $1.5 million for older generation transaction processing equipment.

   (b) Included in total revenue in 1992 is $4.1 million relating to settlements from AMC of two contract claims ($2.4 million in the second quarter and $1.7 million in the fourth quarter).

   (c) As the result of the sale of KeyAir on October 23, 1992, the results of KeyAir's operations for the year ended December 31, 1992 have been presented on a separate line within operating expenses.

   (d) Adjustment is the result of adopting Statement of Financial Accounting Standards No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions effective January 1, 1992. The adoption of FAS# 109 as of January 1, 1992 had no impact on previously reported results.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
WorldCorp, Inc. :


We have audited the accompanying consolidated balance sheets of WorldCorp, Inc. and subsidiaries (WorldCorp) as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in common stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)2 herein. These consolidated financial statements and financial statement schedules are the responsibility of WorldCorp's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldCorp, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 13 and 14 to the consolidated financial statements, effective January 1, 1992, WorldCorp adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions", and No. 109,"Accounting for Income Taxes".



                                                               KPMG PEAT MARWICK



Washington, D.C.
March 14, 1994

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------------------------------------------------------------------------
      FINANCIAL DISCLOSURE
      --------------------

   None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

Directors

   The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1994 Proxy Statement").

Executive Officers

   The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

Name                          Age                Position Held
- ----                          ---                -------------

   T. Coleman Andrews, III     39  Chief Executive Officer and President

   William F. Gorog            68  Chief Executive Officer, US Order

   John H. DeWitt              60  President - World Flight Crew Services

   Charles W. Pollard          36  President - World Airways

   A. Scott Andrews            35  Chief Financial Officer

   Andrew M. Paalborg          38  Vice President - Legal and General Counsel

   Mr. T. Coleman Andrews, III was elected Chief Executive Officer, President and a director of World Airways in August 1986 and of WorldCorp in June 1987. From 1983 through 1986, he was Chairman of Key Holding Corporation and its principal operating subsidiary, KeyAir. From 1978 through 1986, he was affiliated with Bain & Company, an international management consulting firm. At Bain, he was elected partner in 1982 and was a founding general partner of Bain Capital Fund, a private venture capital partnership, in 1984. Prior to his experience with Bain & Company, Mr. T. Coleman Andrews, III served in several appointed positions in the Ford Administration. He is the brother of A. Scott Andrews.

   Mr. William F. Gorog has served as Chief Executive Officer of US Order since May 1, 1990. He was elected a director of WorldCorp in April 1989 and was elected Vice-Chairman of the WorldCorp Board of Directors in October 1992. From October 1987 until founding US Order, he has served as Chairman of the Board of Arbor International, an investment management firm. From 1982 to 1987, he served as President and Chief Executive Officer of Magazine Publishers of America, a trade association representing the principal consumer publications in the United States. During the Ford Administration, Mr. Gorog served as Deputy Assistant to the President for Economic Affairs and Executive Director of the White House Council on International Economic Policy. Prior to that time, he founded and served as Chief Executive Officer of Data Corporation, which developed the LEXIS and NEXIS information systems for legal and media research. He currently serves as a director of NationsBank (Maryland), a bank holding company, Verifone, Inc., a manufacturer of point of sale terminals, and Fiskars, Inc., a Finnish manufacturing company.

   Mr. John H. DeWitt was elected President of World Flight Crew Service in November of 1992. From June 1989 until October 1992 he was Vice President, Flight Operations of World Airways, Inc. Mr. DeWitt served as Vice President, Operations Planning, of World Airways, Inc. from September 1988 until May 1989. Since joining World Airways, Inc. in 1967 he has served in several flight operations management positions including that of System Chief Pilot.

   Mr. Charles W. Pollard was elected President of World Airways in May 1992. He was elected General Counsel and Secretary of WorldCorp in October 1987, and Vice President, Administration and Legal Affairs in October 1990. From August 1983 to October 1987, he practiced law in the corporate department of Skadden, Arps, Slate, Meagher & Flom, Washington, D.C. Mr. Pollard is a member of the District of Columbia Bar.

   Mr. A. Scott Andrews joined WorldCorp as Treasurer in August 1987 and was elected Vice President of the Company in April 1988 and Chief Financial Officer in May, 1992. From August 1985 to February 1987, he was Vice President, Finance of Presidential Airlines. From September 1980 to August 1985, he was associated with J.P. Morgan & Co., most recently as Assistant Vice President. He is the brother of T. Coleman Andrews, III.

   Mr. Andrew M. Paalborg joined World Airways as General Counsel in October 1989 and was elected Vice President, Legal and General Counsel of WorldCorp in May 1992. From 1984 to 1989 Mr. Paalborg was an associate with Hogan & Hartson, McLean, Virginia. From 1982 to 1984 he was an associate with Morgan, Lewis & Bockius, New York, New York. Mr. Paalborg received his law degree cum laude from Georgetown University in 1982 and is a member of the New York, Virginia and District of Columbia Bars.

Beneficial Ownership Reporting

   The Company incorporates herein by reference the information required by
Item 405 of Regulation S-K contained in its 1994 Proxy Statement.


ITEM 11.  EXECUTIVE  COMPENSATION
- ---------------------------------

   The Company incorporates herein by reference the information concerning executive compensation contained in the 1994 Proxy Statement.


ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
- -------------------------------------------------------------------------------

   The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1994 Proxy Statement.


ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
- ------------------------------------------------------------

   The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1994 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements

          The following consolidated financial statements of WorldCorp, Inc. and subsidiaries are filed herewith:


             Consolidated Balance Sheets, December 31, 1993 and 1992

             Consolidated Statements of Operations, Years Ended
              December 31, 1993, 1992, and 1991

             Consolidated Statements of Changes in Common Stockholders'
              Deficit, Years Ended December 31, 1993, 1992 and 1991

             Consolidated Statements of Cash Flows, Years Ended
              December 31, 1993, 1992 and 1991

             Notes to Consolidated Financial Statements

             Independent Auditors' Report


     (2)  Financial Statement Schedules

          Schedule
           Number
          --------

            II.  Amounts Receivable from Related Parties and Underwriters,
                  Promoters, and Employees other than Related Parties

             V.  Property, Plant and Equipment

            VI.  Accumulated Depreciation and Amortization of Property,
                  Plant and Equipment

          VIII.  Valuation and Qualifying Accounts

            IX.  Short-Term Borrowings


          NOTE: All other schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

(b)  Reports on Form 8-K

     None filed.


*     *     *     *     *     *     *     *     *     *     *     *     *     *
                                       *


                           Status of Prior Documents


   WorldCorp's Annual Report on Form 10-K for the year ended December 31, 1993, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.

     (3) Index to Exhibits

Exhibit
  No.                                  Exhibit
- -------                                -------

  3.1    Certificate of Incorporation of Incorporated WorldCorp, Inc. dated March 16, by reference 1987.        Incorporated
         [Filed as Exhibit 3.1 to WorldCorp, Inc.'s Registration Statement on Form S-4 (Commission File         by reference
         No. 33012735) filed on March 19, 1987 and incorporated herein by reference.]

  3.2    Amended and Restated Bylaws of WorldCorp, Inc. dated November 13, 1987. (Filed as Exhibit 3.1         Incorporated
         to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1987           by reference
         and incorporated herein by reference.)

  4.1    Indenture dated as of August 1, 1987 between WorldCorp, Inc. and Norwest Bank of Minneapolis,         Incorporated
         N.A. (Filed as Exhibit 4.1 to Amendment No. 2 to WorldCorp, Inc.'s Form S-2 Registration              by reference
         Statement (Commission File No. 33-1358276) filed August 13, 1987 and incorporated herein by reference.]

  4.2    First Supplemental Indenture dated Incorporated as of March 1, 1988 between WorldCorp, Inc.           Incorporated
         and Norwest Bank of Minneapolis, N.A. (Filed as Exhibit 4.2 to WorldCorp, Inc.'s Annual               by reference
         Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference. )


  10.1   Warrant Agreement between WorldCorp, Inc. and Drexel Burnham Lambert, Incorporated ("Drexel")         Incorporated
         dated as of June 30, 1988. (Filed as Exhibit 10.1 to WorldCorp, Inc.'s Form 10-Q for the              by reference
         quarter ended March 31, 1989 and incorporated herein by reference.)

  10.2   Employment Agreement dated as of November 10, 1988 between WorldCorp, Inc. and T. Coleman             Incorporated
         Andrews, III. (Filed as Exhibit 10.4 to WorldCorp, Inc.'s Annual Report on Form 10-K for              by reference
         the fiscal year ended December 31, 1988 and incorporated herein by reference.)


Exhibit
  No.                                             Exhibit
- -------                                           -------
  10.4   Aircraft Lease Agreement dated as of Incorporated March 30, 1987 between World Airways, Inc.          Incorporated
         and The Connecticut National Bank, not in its individual capacity, but solely as                      by reference
         Owner Trustee. (Filed as Exhibit 10.34 to World Airways, Inc.'s Annual Report on Form 10-K
         for the fiscal year ended December 31, 1986 and incorporated herein by reference.)

  10.5   Merger Agreement and Plan of Reorganization dated as of April 28, 1987 by and among World             Incorporated
         Airways, Inc., World Merger Corporation and WorldCorp, Inc. [Filed as Exhibit 10.50 to                by reference
         WorldCorp, Inc.'s Form S-2 Registration Statement (Commission File No. 33-1358276) filed on
         July 31, 1987 and incorporated herein by reference.]

  10.6   Assumption Agreement dated as of June 23, 1987 among WorldCorp, Inc., World Airways, Inc. and         Incorporated
         T. Coleman Andrews, III. [Filed as Exhibit 10.51 to WorldCorp, Inc.'s Form S-2 Registration           by reference
         Statement (Commission File No. 33-1358276) filed on July 31, 1987 and incorporated herein by reference.]

  10.7   Assumption Agreement dated as of Incorporated June 23, 1987 among WorldCorp, Inc., World              Incorporated
         Airways, Inc. and D. Fraser Bullock. [Filed as Exhibit 10.52 to WorldCorp,                            by reference
         Inc.'s Form S-2 Registration Statement (Commission File No. 33-1358276) filed on July 31,
         1987 and incorporated herein by reference.]

  10.8   Guaranty and Amendment Agreement dated as of June 23, 1987 between WorldCorp, Inc. and The            Incorporated
         Connecticut National Bank, a national banking association, as Owner Trustee, with Burnham             by reference
         Leasing Corporation, as Owner Participant. [Filed as Exhibit 10.55 to WorldCorp, Inc.'s Form
         S-2 Registration Statement (Commission File No. 33-1358276) filed July 31, 1987 and incorporated herein by reference.]

  10.9   Form of Assumption Agreement dated as of June 23, 1987 among WorldCorp, Inc., World Airways,          Incorporated
         Inc. and each Indemnified Party. [Filed as Exhibit 10.60 to WorldCorp, Inc.'s Form S-2                by reference
         Registration Statement (Commission File No. 33-1358276) filed on July 31, 1987 and incorporated herein by reference.]

  10.10  Agreement between World Airways, Inc. and Cockpit Crewmembers represented by International            Incorporated
         Brotherhood of Teamsters. [Filed by reference as Exhibit 10.66 to WorldCorp, Inc.'s Form S-3          by reference
         Registration Statement (Commission File No. 2-91998) filed on December 10, 1987 and incorporated herein by reference.]

  10.11  Agreement between World Airways, Inc. and Flight Attendants represented by                            Incorporated
         International Brotherhood of Teamsters. [Filed reference as Exhibit 10.67 to                          by reference
         WorldCorp, Inc.'s Form S-3 Registration Statement (Commission File No. 2-91998) filed on
         December 10, 1987 and incorporated herein by reference.]

Exhibit
  No.                                           Exhibit
- -------                                         -------
  10.12  Agreement Incorporated between World Airways, Inc. and Mechanics represented by the by                Incorporated
         reference International Brotherhood of Teamsters. (Filed as Exhibit 10.41 to WorldCorp,               by reference
         Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.)

  10.13  Agreement between World Airways, Inc. and Stock Clerks and Store Room Employees represented           Incorporated
         by the International Brotherhood of Teamsters. (Filed as Exhibit 10.42 to WorldCorp, Inc.'s           by reference
         Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.)

  10.14  Office Lease- The Hallmark Building dated as of May 16, 1987 between WorldCorp, Inc. and GT           Incorporated
         Renaissance Centre Limited Partnership. (Filed as Exhibit 10.36 to WorldCorp, Inc.'s Annual           by reference
         Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

  10.15  Lease Amendment dated as of June 27, 1989 between WorldCorp, Inc. and GT Renaissance Centre           Incorporated
         Limited Partnership. (Filed as Exhibit 10.37 to WorldCorp, Inc.'s Annual Report on Form 10-K          by reference
         for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

  10.16  Office Lease- The Hallmark Building dated as of September 20, 1989 between World Airways,             Incorporated
         Inc. and GT Renaissance Centre Limited Partnership. (Filed as Exhibit 10.38 to WorldCorp,             by reference
         Inc's Annual Report on form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

  10.17  Warrant Agreement dated as of July 22, 1989 between WorldCorp, Inc. and Charles W. Pollard.           Incorporated
         (Filed as Exhibit 10.45 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year           by reference
         ended December 31, 1989 and incorporated herein by reference.)

  10.18  Warrant Agreement dated as of July 22, 1989 between WorldCorp, Inc. and T. Coleman Andrews.           Incorporated
         (Filed as Exhibit 10.46 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year           by reference
         ended December 31, 1989 and incorporated herein by reference.)

  10.19  Warrant Agreement dated as of February 23, 1990 between WorldCorp, Inc. and D. Fraser                 Incorporated
         Bullock. (Filed as Exhibit 10.47 to WorldCorp, Inc.'s Annual Report on Form 10-K for the              by reference
         fiscal year ended December 31, 1989 and incorporated herein by reference.)

  10.21  Amendment No. 1 to WorldCorp Inc. Employee Savings and Stock Ownership Plan. (Filed as                Incorporated
         Exhibit 10.50 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended               by reference
         December 31, 1989 and incorporated herein by reference.)

  10.20  WorldCorp, Inc. Employee Savings and Stock Ownership Plan. (Filed as Exhibit 10.49 to WorldCorp.      Incorporated
         Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and                     by reference
         incorporated herein by reference.)

Exhibit
  No.                                                       Exhibit
- -------                                                     -------

  10.22  Loan and Security Agreement dated as of May 24, 1989 between WorldCorp Employee                       Incorporated
         Savings and Stock Ownership Trust and American Security Bank, N.A. (Filed as                          by reference
         Exhibit 10.51 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended
         December 31, 1989 and incorporated herein by reference. )

  10.23  Guaranty Agreement dated as of May 24, 1989 by WorldCorp, Inc. for the benefit of American            Incorporated
         Security Bank, N.A. (Filed as Exhibit 10.52 to WorldCorp, Inc.'s Annual Report on Form 10-K           by reference
         for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

  10.24  Guarantor's Security Agreement dated as of May 24, 1989 between WorldCorp, Inc. and American          Incorporated
         Security Bank, N.A. (Filed as Exhibit 10.53 to WorldCorp, Inc.'s Annual Report on Form 10-K           by reference
         for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

  10.25  Warrant Agreement dated as of August 25, 1986 between World Airways, Inc. and T. Coleman              Incorporated
         Andrews, III. [Filed as Exhibit 10.13 to WorldCorp, Inc.'s Form S-4 Registration Statement            by reference
         (Commission File No. 33-12735), filed March 19, 1987 and incorporated herein by reference.]

  10.26  Warrant Agreement dated as of August 25, 1986 between World Airways, Inc. and D. Fraser               Incorporated
         Bullock. [Filed as Exhibit 10.14 to WorldCorp, Inc.'s Form S-4 Registration Statement                 by reference
         (Commission File No. 33-12735), filed March 19, 1987 and incorporated herein by reference.]

  10.27  Aircraft Warranty Bill of Sale dated as of January 15, 1991 between World Airways, Inc. and           Incorporated
         First Security Bank of Utah, N.A., not in its individual capacity, but solely as Owner                by reference
         Trustee. (Filed as Exhibit 10.46 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
         fiscal year ended December 31, 1990 and incorporated herein by reference.)

  10.28  Aircraft Lease Agreement dated as of January 15, 1991 between World Airways, Inc. and First           Incorporated
         Security Bank of Utah, N.A., not in its individual capacity, but solely as Owner Trustee.             by reference
         (Filed as Exhibit 10.47 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.)

  10.29  Loan and Security Agreement dated as of February 26, 1992 between WorldCorp, Inc. and US              Incorporated
         Order Incorporated. (Filed as Exhibit 10.38 to WorldCorp, Inc.'s Annual Report on Form 10-K           by reference
         for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

  10.30  Aircraft Lease Agreement I dated as of February 12, 1992 between McDonnell Douglas                    Incorporated
         Finance Corporation and World Airways, Inc. (Filed as Exhibit 10.39 to WorldCorp, Inc.'s              by reference
         Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

  Exhibit
    No.                                       Exhibit
  -------                                     -------
  10.31  Aircraft Lease Agreement II dated as of February 12, 1992 between McDonnell Douglas Finance           Incorporated
         Corporation and World Airways, Inc. (Filed as Exhibit 10.40 to WorldCorp, Inc.'s Annual               by reference
         Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

  10.32  Aircraft Engine Purchase Agreement dated as of April 26, 1991 between Terandon Leasing                Incorporated
         Corporation and World Airways, Inc. (Filed as Exhibit 10.41 to WorldCorp, Inc.'s Annual               by reference
         Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

  10.33  Aircraft Engine Lease Agreement dated as of April 26, 1991 between Terandon Leasing                   Incorporated
         Corporation and World Airways, Inc. (Filed as Exhibit 10.42 to WorldCorp, Inc.'s Annual               by reference
         Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

  10.34  Guaranty Agreement I dated as of February 12, 1992 between McDonnell Douglas Finance                  Incorporated
         Corporation and World Airways, Inc. (Filed as Exhibit 10.43 to WorldCorp, Inc.'s Annual               by reference
         Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

  10.35  Guaranty Agreement II dated as of February 12, 1992 between McDonnell Douglas Finance                 Incorporated
         Corporation and World Airways, Inc. (Filed as Exhibit 10.44 to WorldCorp, Inc.'s Annual               by reference
         Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

  10.36  Series A Preferred Stock Purchase Agreement dated as of September 14, 1990 between US Order,          Incorporated
         Inc. and WorldCorp, Inc. (Filed as Exhibit 10.45 to WorldCorp, Inc.'s Annual Report on Form           by reference
         10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

  10.37  Stock Restriction Agreement dated as of September 14, 1990 between WorldCorp, Inc., William           Incorporated
         F. Gorog, Jonathan M. Gorog, Peter M. Gorog, Henry R. Nichols, William N. Melton and John             by reference
         Porter. (Filed as Exhibit 10.46 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
         fiscal year ended December 31, 1991 and incorporated herein by reference.)

  10.38  Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as of September 30, 1992              Incorporated
         between World Airways, Inc. and International Lease Finance Corporation.                              by reference

  10.39  Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as of September 30, 1992              Incorporated
         between World Airways, Inc. and International Lease Finance Corporation.                              by reference

  10.40  Aircraft Lease Agreement for Aircraft Serial Number 48520 dated as of September 30, 1992              Incorporated
         between World Airways, Inc. and International Lease Finance Corporation .                             by reference


  Exhibit
    No.                                       Exhibit
  -------                                     -------

  10.41  Aircraft Lease Agreement for Aircraft Serial Number 48633 dated as of September 30, 1992              Incorporated
         between World Airways, Inc. and International Lease Finance Corporation.                              by reference

  10.42  Aircraft Lease Agreement for Aircraft Serial Number 48631 dated as of September 30, 1992              Incorporated
         between World Airways, Inc. and International Lease Finance Corporation .                             by reference


  10.43  Aircraft Lease Agreement for Aircraft Serial Number 48632 dated as of September 30, 1992              Incorporated
         between World Airways, Inc. and International Lease Finance Corporation.                              by reference

  10.44  AMC contract between Air Mobility Command and World Airways, Inc. effective January 1, 1993.          Incorporated
                                                                                                               by reference

  10.45  MD-11 Aircraft Charter Agreement dated as of March 18, 1993 between World Airways, Inc. and           Incorporated
         PT. Garuda Indonesia.                                                                                 by reference

  10.45  DC10-30 Aircraft Charter Agreement dated as of March 18, 1993 between World Airways, Inc. and         Incorporated
         PT. Garuda Indonesia.                                                                                 by reference

  10.46  Accounts Receivable Management and Security Agreement dated as of December 7, 1993 between            Filed Herewith
         World Airways, Inc. and BNY Financial Corporation.

  10.47  Aircraft Parts Security Agreement dated as of December 7, 1993 between World Airways, Inc.            Filed Herewith
         and BNY Financial Corporation.

  10.48  Warrant Certificate dated as of December 7, 1993 between WorldCorp, Inc. and BNY Financial            Filed Herewith
         Corporation.

  10.49  AMC contract dated as of October 1, 1993 between Air Mobility Command and World Airways, Inc.         Filed Herewith

  10.50  Subscription and Preferred Stock Purchase Agreement dated as of December 20, 1993 between US          Filed Herewith
         Order, Inc. and Knight-Ridder, Inc.


  10.51  Subscription and Preferred Stock Purchase Agreement dated as of December 21, 1993 between US          Filed Herewith
         Order, Inc. and WorldCorp, Inc.

  10.52  Subscription and Preferred Stock Purchase Agreemet dated as of December 20, 1993 between US          Filed Herewith
         Order, Inc. and Jerome Kohlberg, Jr.

  10.53  Subscription and Preferred Stock Purchase Agreement dated as of December 21, 1993 between US          Filed Herewith
         Order, Inc. and Hoechst Celanese Corporation Employee Benefit Master Trust

  10.54  Series C Preferred Stock Purchase Agreement dated as of December 21, 1993 between US Order,           Filed Herewith
         Inc. and VeriFone, Inc.

  10.55  Registration Rights Agreement dated as of December 21, 1993 between US Order, Inc. and                Filed Herewith
         VeriFone, Inc.



  Exhibit
    No.                                       Exhibit
  -------                                     -------

  10.56  Technology License Agreement dated as of December 21, 1993 between US Order, Inc. and                 Filed Herewith
         VeriFone, Inc.

  10.57  Investment Agreement dated as of December 21, 1993 by and among US Order, Inc., WorldCorp,            Filed Herewith
         Inc., and VeriFone, Inc.

  10.58  Settlement Agreement dated as of February 8, 1994 between World Airways, Inc, WorldCorp,              Filed Herewith
         Inc., Concord Asset Management, Inc., Concord Leasing, Inc., and The CIT Group.

  10.59  Lease Agreement dated as of June 1, 1993 between World Airways, Inc. and Mattei Corporation.          Filed Herewith

  10.60  Lease Agreement dated as of March 30, 1993 between World Airways, Inc. and Tinicum Properties         Filed Herewith
         Associates Limited Partnership, as amended by First Amendment to Lease dated July 9, 1993.

  10.61  Lease Agreement dated as of January 25, 1993 between World Flight Crew Services, Inc. and             Filed Herewith
         Sakioka Farms.

  10.62  Consignment Agreement dated as of September 30, 1993 between World Airways Inc. and The               Filed Herewith
         Memphis Group.

  10.63  Assignment and Assumption and Consent and Release for Aircraft Serial Number 47818 dated as           Filed Herewith
         of July 20, 1993 among World Airways, Inc., WorldCorp, Inc., McDonnell Douglas Corporation,
         and McDonnell Douglas Finance Corporation.

  10.64  Assignment and Assumption and Consent and Release for Aircraft Serial Number 46999 dated as           Filed Herewith
         of July 9, 1993 among World Airways, Inc., WorldCorp, Inc., McDonnell Douglas Corporation,
         and McDonnell Douglas Finance Corporation.

  10.65  Aircraft Lease Agreement for Aircraft Serial Number 48458 dated as of January 15, 1993 between        Filed Herewith
         World Airways, Inc. and Wilmington Trust Company/GATX Capital Corporation.

  10.66  Aircraft Lease Supplement for Aircraft Serial Number 48458 dated as of April 23, 1993 between         Filed Herewith
         World Airways, Inc. and Wilmington Trust Company/GATX Capital Corporation.

  10.67  Aircraft Spare Parts Lease Agreement dated as of April 15, 1993 between World Airways, Inc.           Filed Herewith
         and GATX Capital Corporation .

  10.68  Amendment No. 1 To Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as of              Filed Herewith
         November 1993 between World Airways, Inc. and International Lease Finance Corporation.

  10.69  Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as of              Filed Herewith
         March 8, 1993 between World Airways, Inc. and International Lease Finance Corporation.


  Exhibit
    No.                                       Exhibit
  -------                                     -------

  10.70  Assignment of Rights for Aircraft Serial Number 48518 dated as of March 8, 1993 between World         Filed Herewith
         Airways, Inc. and International Lease Finance Corporation.

  10.71  Assignment of Rights for Aircraft Engines Serial Numbers P723942, P723945, and P723943 dated          Filed Herewith
         as of March 1, 1993 between World Airways, Inc. and International Lease Finance Corporation.

  10.72  Agency Agreement for Aircraft Serial Number 48518 dated as of January 15, 1993 between World          Filed Herewith
         Airways, Inc. and International Lease Finance Corporation.

  10.73  Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48437 dated as of              Filed Herewith
         March 31, 1993 between World Airways, Inc. and International Lease Finance Corporation.

  10.74  Amendment No. 3 to Aircraft Lease Agreement for Aircraft Serial Number 48437 dated as of              Filed Herewith
         April 15, 1993 between World Airways, Inc. and International Lease Finance Corporation.

  10.75  Agency Agreement for Aircraft Serial Number 48437 dated as of January 15, 1993 between World          Filed Herewith
         Airways, Inc. and International Lease Finance Corporation.

  10.76  Assignment of Rights for Aircraft Serial Number 48437 dated as of April 15, 1993 between World        Filed Herewith
         Airways, Inc. and International Lease Finance Corporation.

  10.77  Assignment of Rights for Aircraft Engines Serial Numbers P723913, P723912, and P723914 dated          Filed Herewith
         as of April 15, 1993 between World Airways, Inc. and International Lease Finance Corporation.

  10.78  Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48520 dated as of              Filed Herewith
         April 22, 1993 between World Airways, Inc. and International Lease Finance Corporation.

  10.79  Agency Agreement for Aircraft Serial Number 48520 dated as of January 15, 1993 between World          Filed Herewith
         Airways, Inc. and International Lease Finance Corporation.

  10.80  Assignment of Rights for Aircraft Serial Number 48520 dated as of April 22, 1993 between World        Filed Herewith
         Airways, Inc. and International Lease Finance Corporation.

  10.81  Assignment of Rights for Aircraft Engines Serial Numbers P723957, P723958, and P723956 dated          Filed Herewith
         as of March 1, 1993 between World Airways, Inc. and International Lease Finance Corporation.

  10.82  Aircraft Charter Agreement dated as of July 24, 1993 between World Airways, Inc. and Malaysian        Filed Herewith
         Airline System Berhad.



  Exhibit
    No.                                       Exhibit
  -------                                     -------

  10.83  Amendment No. 1 to Aircraft Lease Agreement for Aircraft Serial Numbers 46835, 46837, and             Filed Herewith
         46820 dated as of May 14, 1993 between World Airways, Inc. and The Connecticut National Bank
         (assigned to Federal Express Corporation).

  10.84  Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Numbers 46835, 46837, and             Filed Herewith
         47820 dated as of May 14, 1993 between World Airways, Inc. and The Connecticut National Bank
         (assigned to Federal Express Corporation).

  10.85  Return Agreement for Aircraft Serial Numbers 47818 and 46999 dated as of July 9, 1993 among           Filed Herewith
         World Airways, Inc., WorldCorp, Inc., International Lease Finance Corporation, McDonnell
         Douglas Corporation, and McDonnell Douglas Finance Corporation

  11.1   Statement on Calculation of Earnings Per Common Share.                                                Filed Herewith

  22.1   Subsidiaries of the Registrant WorldCorp, Inc.                                                        Filed Herewith

  23.1   Consent of Independent Auditors                                                                       Filed Herewith

                                                                     SCHEDULE II

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES

                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES

              For the years ended December 31, 1993, 1992 and 1991
                                 (in thousands)

                                                   Principle Balance of Note Receivable
                                      --------------------------------------------------------------------
                                                                                        End of Period
                                      Beginning                                  --------------------------
Name of Debtor               Year     of Period     Additions     Collections    Current         Noncurrent
- --------------               ----     ----------    ---------     -----------    -------         ----------
T. Coleman Andrews, III      1993     $1,300        $  -0-        $ -0-          $1,300          $  -0-
                                       =====         =====         ====           =====           =====

                             1992     $1,300        $  -0-        $ -0-          $  -0-          $1,300
                                       =====         =====         ====           =====           =====

                             1991     $1,300        $  -0-        $ -0-          $  -0-          $1,300/(a)/
                                       =====         =====         ====           =====           =====

(a) Mr. T. Coleman Andrews, III entered into a five-year employment agreement with the Company in November 1988. In connection with this employment arrangement, the Company loaned him $1,300,000 on January 10, 1989. Mr. Andrews executed and delivered to the Company a full recourse promissory note dated January 10, 1989. The principal amount of the note is due and payable on December 31, 1994 and interest accrues quarterly and is payable at maturity at a fixed rate of 8.91% per annum.

                                                                      SCHEDULE V

                WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES

                        PROPERTY, PLANT AND EQUIPMENT

            For the years ended December 31, 1993, 1992 and 1991
                               (in thousands)

                           Balance at    Additions                           Other             Balance
                           Beginning     Charged to                       Changes Add/        At End of
      Description          of Period      Expense          Retirements      (Deduct)           Period
      -----------          ---------     ---------         -----------    ------------        --------
1993  Owned Property
      --------------
      Flight equipment     $ 39,855      $19,250/(1)/      $ 9,718/(1)/    $ (22,775)/(2)/     $ 26,612
      Other                   9,103        4,152/(3)/        1,310            (3,010)             8,935
                           --------      -------           -------         ---------           --------
                             48,958       23,402            11,028           (25,785)            35,547
                           --------      -------           -------         ---------           --------
      Property under
      Capital Lease
      -------------
      Flight equipment        2,003        9,463/(1)/          -0-               -0-             11,466
      Other                   1,540          671                 2               -0-              2,209
                           --------      -------           -------         ---------           --------
                              3,543       10,134                 2               -0-             13,675
                           --------      -------           -------         ---------           --------
                           $ 52,501      $33,536           $11,030         $ (25,785)          $ 49,222
                           ========      =======           =======         =========           ========
1992  Owned Property
      --------------
      Flight equipment     $ 73,521      $ 7,485/(4)/      $   903         $ (40,248)/(6)/     $ 39,855
      Other                   4,878        2,347/(5)/           68             1,946/(7)/         9,103
                           --------      -------           -------         ---------           --------
                             78,399        9,832               971           (38,302)            48,958
                           --------      -------           -------         ---------           --------
      Property under
      Capital Lease
      -------------
      Flight equipment        2,003          -0-               -0-               -0-              2,003
      Other                     784          189               -0-               567/(8)/         1,540
                           --------      -------           -------         ---------           --------
                              2,787          189               -0-               567              3,543
                           --------      -------           -------         ---------           --------
                           $ 81,186      $10,021           $   971         $ (37,735)          $ 52,501
                           ========      =======           =======         =========           ========
1991  Owned Property
      --------------
      Flight equipment     $113,477      $ 2,879           $42,372/(9)/    $    (463)/(10)/    $ 73,521
      Other                   4,331        1,150               603/(11)/         -0-              4,878
                           --------      -------           -------         ---------           --------
                            117,808        4,029            42,975              (463)            78,399
                           --------      -------           -------         ---------           --------
      Property under
      Capital Lease
      -------------
      Flight equipment        2,003          -0-               -0-               -0-              2,003
      Other                     784          -0-               -0-               -0-                784
                           --------      -------           -------         ---------           --------
                              2,787          -0-               -0-               -0-              2,787
                           --------      -------           -------         ---------           --------
                           $120,595      $ 4,029           $42,975         $    (463)          $ 81,186
                           ========      =======           =======         =========           ========

                                                                     (Continued)

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT

             For the years ended December 31, 1993, 1992 and 1991

(1) During 1993, $18.3 million MD-11 rotables were purchased. $9.2 million of these rotables were sold and leased back.

(2) In 1993, an engine with a cost basis of $3.3 million and rotables with a cost basis of $12.7 million were reclassified to assets held for sale. In addition, three DC10-30 aircraft were returned in 1993 along with the $7.4 million in leasehold improvements which related to these aircraft.

(3) Other equipment increased by $3.2 million during 1993 due to the purchase of ScanFone(R) terminal equipment by US Order.

(4) During 1992, $3.6 million was invested in DC10-30 leasehold improvements. Also, $2.2 million additional DC10-30 rotables were purchased.

(5) Other equipment increased $1.5 million during 1992 due to the purchase of ScanFone(R) terminals by US Order since WorldCorp acquired a majority ownership interest on July 1, 1992.

(6) During 1992, eight owned B727-100 aircraft with a cost basis of $31.9 million at the beginning of 1992 were reclassified to assets held for sale. In addition, rotables with a cost basis of $7.7 million were reclassified to assets held for sale.

(7) Other equipment increased $2.0 million during 1992 due to the acquisition of a majority interest in US Order. This increase was offset by a decrease of $0.7 million due to the sale of KeyAir.

(8) Other property under capital lease increased due to the acquisition of a majority interest in US Order.

(9) In January 1991, the Company sold and leased back a DC10-30 aircraft under a twelve year operating lease. The cost basis of the aircraft was $37.0 million at the time of the sale-leaseback.

(10) During 1991, the cost basis of one B727-100 aircraft was reduced $392,000.

(11) In March 1991, KeyAir sold selected assets at its Las Vegas facility in conjunction with the early termination of a domestic military contract. The cost basis of the assets was $603,000 at the time of the sale.

                                                                     SCHEDULE VI

                 WORLDCORP, INC, AND CONSOLIDATED SUBSIDIARIES

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

              For the years ended December 31, 1993, 1992 and 1991
                                 (in thousands)

                           Balance at    Additions                           Other             Balance
                           Beginning     Charged to                       Changes Add/        At End of
      Description          of Period      Expense          Retirements      (Deduct)           Period
      -----------          ---------     ---------         -----------    ------------        --------
1993  Owned Property
      --------------
      Flight equipment     $14,281       $4,474            $  204          $(10,135)/(2)/     $ 8,416
      Other                  3,336        1,306                35               (52)            4,555
                           -------       ------            ------          --------           -------
                            17,617        5,780               239           (10,187)           12,971
                           -------       ------            ------          --------           -------
      Property under
      Capital Lease
      -------------
      Flight equipment       1,615          445               -0-               -0-             2,060
      Other                    927          213               -0-               -0-             1,140
                           -------       ------            ------          --------           -------
                             2,542          658               -0-               -0-             3,200
                           -------       ------            ------          --------           -------
                           $20,159       $6,438/(1)/       $  239          $(10,187)          $16,171
                           =======       ======            ======          ========           =======
1992  Owned Property
      --------------
      Flight equipment     $19,947       $6,111/(3)/       $  144          $(11,633)/(4)/     $14,281
      Other                  2,214          947                42               217             3,336
                           -------       ------            ------          --------           -------
                            22,161        7,058               186           (11,416)           17,617
                           -------       ------            ------          --------           -------
      Property under
      Capital Lease
      -------------
      Flight equipment       1,486          129               -0-               -0-             1,615
      Other                    424          424               -0-                79               927
                           -------       ------            ------          --------           -------
                             1,910          553               -0-                79             2,542
                           -------       ------            ------          --------           -------
                           $24,071       $7,611            $  186          $(11,337)          $20,159
                           =======       ======            ======          ========           =======
1991  Owned Property
      --------------
      Flight equipment     $18,179       $6,262/(5)/       $4,494/(6)/     $    -0-           $19,947
      Other                  2,021          717               524/(7)/          -0-             2,214
                           -------       ------            ------          --------           -------
                            20,200        6,979             5,018               -0-            22,161
                           -------       ------            ------          --------           -------
      Property under
      Capital Lease
      -------------
      Flight equipment       1,356          130               -0-               -0-             1,486
      Other                     98          326               -0-               -0-               424
                           -------       ------            ------          --------           -------
                             1,454          456               -0-               -0-             1,910
                           -------       ------            ------          --------           -------
                           $21,654       $7,435            $5,018          $    -0-           $24,071
                           =======       ======            ======          ========           =======

                                                                     (Continued)

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES

                 ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

             For the years ended December 31, 1993, 1992 and 1991


(1) Depreciation expense does not agree to the statement of operations as a result of the classification of depreciation on certain transaction processing equipment.

(2) Includes $5.2 million related to DC10-30 rotables and a DC10-10 engine which were reclassified to assets held for sale in 1993.

(3) Includes depreciation of $1.7 million for eight B727-100 series aircraft and $1.2 million for rotables in 1992.

(4) Accumulated depreciation related to the eight B727-100 aircraft and excess rotables was reclassified to assets held for sale in 1992.

(5) Includes depreciation of $87,000 for one DC10-30CF aircraft, $2.3 million for eight B727-100 series aircraft and $1.2 million for rotables in 1991.

(6) In January 1991, the Company sold and leased back a DC10-30CF aircraft under a twelve year operating lease. Accumulated depreciation on the aircraft was $2.2 million at the time of the sale-leaseback.

(7) In March 1991, KeyAir sold selected assets at its Las Vegas facility in conjunction with the early termination of a domestic military contract. The accumulated depreciation of the assets was $0.5 million at the time of the sale.

                                                                   SCHEDULE VIII

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 1993, 1992 and 1991
                                (in thousands)


                                    Balance at     Charged to     Deductions       Balance
                                    beginning      costs and      --accounts      at end of
                                    of period       expenses      written off      period
                                    ----------     ----------     -----------     ---------
Allowance for Doubtful Accounts
- --------------------------------

Year ended December 31, 1993        $       15     $      309      $      13      $     311
                                    ==========     ==========      =========      =========

Year ended December 31, 1992        $      408     $      112      $     505      $      15
                                    ==========     ==========      =========      =========

Year ended December 31, 1991        $      420     $      476      $     488      $     408
                                    ==========     ==========      =========      =========

                                                                     SCHEDULE IX

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES

                             SHORT-TERM BORROWINGS

             For the years ended December 31, 1993, 1992 and 1991
                                (in thousands)


                                            Stated         Maximum            Average               Weighted
                                           Interest         Amount            Amount                Average
Short-term               Balance at        Rate at        Outstanding       Outstanding          Interest Rate
Borrowings              End of Period   End of Period    During Period   During Period/(a)/   During Period/(a)/
- ----------              -------------   --------------   -------------   ------------------   -------------------
1993:

Line of Credit/(b)/         $7,069           8.00%          $ 7,954            $4,840                 8.00%

Line of Credit/(c)/            -0-           None            10,000             4,581                 6.14%

1992:

Line of Credit/(c)/          9,300           6.50%            9,300             9,300                 6.50%

1991:

Note Payable/(d)/              -0-           None             3,617             2,037                 9.41%

Line of Credit/(e)/            -0-           None            10,000             4,708                10.36%


(a) The period used to calculate averages is from the beginning of the month of inception to the last applicable month during each year that each individual borrowing was outstanding.
(b) A revolving line of credit, collateralized by certain receivables, for a maximum of $8.0 million, which bears interest at the higher of the lender's prime rate plus 2% or the federal funds rate plus 2.5%.
(c) A revolving line of credit, collateralized by certain receivables, for a maximum of $10.0 million, which bears interest at the lessor of the LIBOR rate plus 2.75% or the lender's prime rate plus 0.5%.
(d) A short-term loan, collateralized by $15.9 million face value of the Company's repurchased 13 7/8% Subordinated Notes, which bears interest at variable rates ranging from 3/4% to 1 1/4% above the broker's call money rate.
(e) A revolving line of credit, collateralized by certain receivables, for a maximum of $10.0 million, which bears interest at the lender's prime rate of interest plus 3/4%.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WORLDCORP, INC.

                                       By
                                          --------------------------------------
                                          T. Coleman Andrews, III
                                          Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                             Date
- ---------                      -----                             ----

- --------------------------     Chief Executive Officer,          March 31, 1994
(T. Coleman Andrews, III)      President and Director
                               (Principal Financial Officer)


- --------------------------     Chief Financial Officer           March 31, 1994
(A. Scott Andrews)


- --------------------------     Director                          March 31, 1994
(James E. Colburn)


- --------------------------     Director and                      March 31, 1994
(William F. Gorog)             Chairman of the Board


- --------------------------     Director                          March 31, 1994
(Patrick F. Graham)


- --------------------------     Director                          March 31, 1994
(Juan C. O'Callahan)


- --------------------------     Director                          March 31, 1994
(W. Jerrold Scoutt, Jr.)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WORLDCORP,  INC.

                                       By
                                          --------------------------------------
                                          T. Coleman Andrews, III
                                          Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                             Date
- ---------                      -----                             ----
/s/ T. Coleman Andrews         Chief Executive Officer,          March 31, 1994
- ----------------------------   President and Director
(T. Coleman Andrews, III)      (Principal Financial Officer)


/s/ A. Scott Andrews           Chief Financial Officer           March 31, 1994
- ----------------------------
(A. Scott Andrews)


/s/ James E. Colburn           Director                          March 31, 1994
- ----------------------------
(James E. Colburn)


/s/ William F. Gorog           Director and                      March 31, 1994
- ----------------------------   Chairman of the Board
(William F. Gorog)


/s/ Patrick F. Graham          Director                          March 31, 1994
- ----------------------------
(Patrick F. Graham)


/s/ Juan C. O'Callahan         Director                          March 31, 1994
- ----------------------------
(Juan C. O'Callahan)


/s/ W. Jerrold Scoutt, Jr.     Director                          March 31, 1994
- ----------------------------
(W. Jerrold Scoutt, Jr.)