Form 10-Q
period 1994-03-31
WORLDCORP INC
filed 1994-05-13
CIK 811664

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                           _________________________



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
- - --------------------------------------------------------------------------------



    For the Quarter ended:  March 31, 1994     Commission File Number 1-5351



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

The number of shares of the registrant's Common Stock outstanding on May 6, 1994 was 15,245,319.



================================================================================

                                WORLDCORP, INC.

                    MARCH 1994, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets, March 31,
               1994 and December 31, 1993..................................................3

               Condensed Consolidated Statements of Operations,
               Three Months Ended March 31, 1994 and 1993..................................5

               Condensed Consolidated Statement of Changes in Common
               Stockholders' Deficit, Three Months Ended March 31, 1994....................7

               Condensed Consolidated Statements of Cash Flows,
               Three Months Ended March 31, 1994 and 1993..................................8

               Notes to Condensed Consolidated Financial Statements........................9

               Exhibit 11, Calculations of Income (Loss) Per Common Share.................10


      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................11


PART II - OTHER INFORMATION
      Item 6.  Exhibits and Reports on Form 8-K...........................................17


                        WORLDCORP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                   (Unaudited)
                                                    March 31,    December 31,
                                                      1994           1993
                                                   -----------   ------------
CURRENT ASSETS
 Cash and cash equivalents, including $1,037
   restricted cash at March 31, 1994 and
   $3,171 at December 31, 1993                        $ 24,698        $16,916

 Restricted short-term investments                         713            668

 Trade accounts receivable, less allowance for
   doubtful accounts of $299 at March 31, 1994
   and $311 at December 31, 1993                         6,731          8,476

 Other receivables                                       4,022          5,109

 Prepaid expenses and other current assets               4,397          3,476

 Assets held for sale                                    6,000          6,000
                                                      --------        -------

   Total current assets                                 46,561         40,645
                                                      --------        -------

ASSETS HELD FOR SALE                                     8,175          8,660

EQUIPMENT AND PROPERTY
 Flight and other equipment                             37,700         35,547
 Equipment under capital leases                         13,005         13,675
                                                      --------        -------
                                                        50,705         49,222
 Less accumulated depreciation and amortization         16,320         16,171
                                                      --------        -------

   Net equipment and property                           34,385         33,051
                                                      --------        -------

LONG-TERM OPERATING DEPOSITS                            11,460         10,028

OTHER ASSETS AND DEFERRED CHARGES                        4,088          4,735
                                                      --------        -------

   TOTAL ASSETS                                       $104,669        $97,119
                                                      ========        =======

                                                                  (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (in thousands except share data)

                                                      (Unaudited)
                                                       March 31,   December 31,
                                                         1994          1993
                                                      -----------  -------------
CURRENT LIABILITIES
 Note payable to bank                                $     6,148    $     7,069
 Current maturities of long-term obligations              15,005         10,448
 Deferred aircraft rent                                    6,512          6,295
 Accounts payable                                          9,346         11,064
 Unearned revenue                                          3,790          4,456
 Accrued maintenance in excess of reserves paid            9,476         14,732
 Accrued salaries and wages                                8,038          7,252
 Accrued interest                                          2,744          2,224
 Accrued taxes                                             1,994            955
                                                       ---------      ---------
   Total current liabilities                              63,053         64,495
                                                       ---------      ---------

LONG-TERM OBLIGATIONS, NET
 Subordinated convertible debt                            65,000         65,000
 Subordinated notes, net                                  24,930         24,926
 Deferred aircraft rent, net of current portion            1,860          1,850
 Equipment financing and other long-term
  obligations                                             20,292         26,825
                                                       ---------      ---------
   Total long-term obligations, net                      112,082        118,601
                                                       ---------      ---------

OTHER LIABILITIES
 Deferred gain from sale leaseback transactions,
  net of accumulated amortization of $31,547 at
  March 31, 1994 and $30,395 at December 31, 1993          9,170         10,322
 Accrued postretirement benefits                           2,322          2,250
 Accrued maintenance in excess of reserves paid            2,470          2,080
 Other                                                       459            444
                                                       ---------      ---------
   Total other liabilities                                14,421         15,096
                                                       ---------      ---------

   TOTAL LIABILITIES                                     189,556        198,192
                                                       ---------      ---------

COMMON STOCKHOLDERS' DEFICIT
 Common stock, $1 par value, (60,000,000 shares
  authorized, 15,314,976 shares issued and
  15,252,391 shares outstanding at March 31, 1994
  and 15,224,076 shares issued and 15,161,491
  shares outstanding at December 31, 1993)                15,315         15,224
 Additional paid-in capital                               34,480         34,071
 Retained deficit                                      (132,518)      (148,114)
 ESOP guaranteed bank loan                               (1,824)        (1,914)
 Treasury stock, at cost                                   (340)          (340)
                                                       ---------      ---------

   TOTAL COMMON STOCKHOLDERS' DEFICIT                   (84,887)      (101,073)
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $   104,669    $    97,119
                                                       =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      For The Three Months Ended March 31,
                        (in thousands except share data)
                                  (Unaudited)

                                                           1994        1993
                                                        ----------  ----------
OPERATING REVENUES
 Contract flight operations                             $  31,561   $   27,321
 Flight operations subcontracted to other carriers             --          141
 Other                                                        159          424
 Transaction processing-US Order                              317          151
                                                          -------      -------
   Total operating revenues                                32,037       28,037
                                                          -------      -------

OPERATING EXPENSES
 Flight                                                    13,038       11,002
 Fuel                                                       5,336        5,478
 Maintenance                                                  964        6,383
 Aircraft costs                                            11,747        8,945
 Selling and administrative                                 5,620        4,038
 Depreciation and amortization                              1,334        2,152
 Flight operations subcontracted to other carriers             28           95
 Transaction processing-US Order                            2,379        2,490
 Loss on sale of Key Airlines                                  --          423
                                                          -------      -------
     Total operating expenses                              40,446       41,006
                                                          -------      -------

OPERATING LOSS                                            (8,409)     (12,969)
                                                          -------     --------

OTHER INCOME (EXPENSE)
 Interest expense                                         (3,209)      (2,458)
 Interest income                                              171          225
 Gain on sale of interest in World Airways                 26,921           --
 Other, net                                                   (7)        (211)
                                                          -------      -------
   Total other income (expense)                            23,876      (2,444)
                                                          -------      -------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                         15,467     (15,413)

INCOME TAX EXPENSE                                          (340)           --

MINORITY INTEREST                                             469        1,225
                                                          -------      -------

NET EARNINGS (LOSS)                                     $  15,596   $ (14,188)
                                                          =======      =======

                                                               (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Continued)
                      For the Three Months Ended March 31,
                                  (Unaudited)

                                                     1994          1993
                                                  ----------    ----------
NET INCOME (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE

 Primary:                                      $      0.93   $   (1.00)
                                                     =====        =====

 Fully diluted:                                $      0.74   $        *
                                                     =====        =====


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
 Primary                                        17,100,862    14,214,093
                                                ==========    ==========

 Fully diluted                                  22,977,896             *
                                                ==========    ==========


* Fully diluted earnings per share are anti-dilutive.


     See accompanying Notes to Condensed Consolidated Financial Statements.

                        WORLDCORP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                   For the Three Months Ended March 31, 1994
                        (in thousands except share data)
                                  (Unaudited)


                                                                               Employee
                                                                              Stock Owner-                       Total
                                                Additional                     ship Plan        Treasury         Common
                                     Common      Paid-in         Retained     Guaranteed         Stock        Stockholders'
                                      Stock      Capital          Deficit      Bank Loan        at cost          Deficit
                                     -------    ---------        ---------    -----------       ---------       ---------
BALANCE AT
     DECEMBER 31, 1993             $  15,224    $  34,071     $  (148,114)   $  (1,914)       $  (340)       $  (101,073)

Exercise of 90,000 options
  and warrants                            91          359               --           --             --                450

Employee Stock Ownership Plan
  guaranteed bank loan                    --           --               --           90             --                 90

Other                                     --           50               --           --             --                 50

Net loss                                  --           --           15,596           --             --             15,596
                                    --------     --------         --------     --------         ------           --------

BALANCE AT
  MARCH 31, 1994                   $  15,315    $  34,480     $  (132,518)   $  (1,824)       $  (340)       $   (84,887)
                                    ========     ========       ==========      =======         ======            =======




     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                        --------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                              Three months ended March 31,
                                                             ------------------------------
                                                                  1994            1993
                                                             --------------  --------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   $ 16,916        $ 13,759

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    15,596        (14,188)
Adjustments to reconcile net income (loss) to cash
 used by operating activities:
 Depreciation and amortization                                        1,334           2,240
 Deferred gain recognition                                          (1,152)         (1,141)
 Loss on sale of property and equipment                                  51              --
 Minority interest in loss of subsidiary                              (469)         (1,225)
 Gain on sale of World Airways                                     (26,921)              --
 Other                                                                  379             237
 Changes in certain assets and liabilities net of
   effects of non-cash transactions:
   Decrease in accounts receivable                                    2,835           3,919
   Increase in deposits, prepaid expenses and
    other assets                                                    (1,918)         (1,844)
   (Decrease) increase in accounts payable,
    accrued expenses and other liabilities                          (2,080)          12,065
                                                                   --------        --------
 Net cash (used) provided by operating
  activities                                                       (12,345)              63
                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                 (2,670)         (5,492)
Disposals of equipment and property                                     625           1,679
Proceeds from sales of investments                                      150           3,299
Purchase of investments                                               (195)           (750)
                                                                   --------        --------
 Net cash used by investing activities                              (2,090)         (1,264)
                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances under bank line of credit and debt                         40,493             700
Repayments under bank line of credit and debt                      (43,377)         (1,828)
Proceeds from stock transactions                                        450           1,134
Proceeds from sale of World Airways                                  24,651              --
Other                                                                    --            (70)
                                                                   --------        --------
 Net cash provided (used) by financing activities                    22,217            (64)
                                                                   --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  7,782         (1,265)
                                                                   --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 24,698        $ 12,494
                                                                   ========        ========

NOTE: Cash payments of approximately $2.5 million and $2.1 million were made for interest in 1994 and 1993.

     See accompanying Notes to Condensed Consolidated Financial Statements

                                WORLDCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of March 31, 1994, the related condensed consolidated statements of operations for the three month periods ended March 31, 1994 and 1993, the condensed consolidated statement of changes in common stockholders' deficit for the three months ended March 31, 1994, and the condensed consolidated statements of cash flows for the three months ended March 31, 1994 and 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year. Certain 1993 amounts have been reclassified to conform with the 1994 presentation.

  The financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report filed on Form 10-K for the year ended December 31, 1993.

2. On February 28, 1994, WorldCorp, World Airways, and MHS Berhad ("MHS") completed the 24.9% sale of World Airways' common stock for $27.4 million in cash. WorldCorp recognized a gain of approximately $26.9 million from this transaction in the first quarter of 1994. The Company expects to use a portion of its capital loss and net operating loss carryforwards to offset this gain.

3. On March 31, 1994, the lease of three DC10-30 convertible aircraft expired. World Airways will continue to sublease these aircraft from their new lessor beginning April 1, 1994 with lease terminations at various dates between July 10, 1994 and September 19, 1994. In connection with this lease termination, the Company reversed $4.5 million in accrued maintenance reserves.

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES

                CALCULATIONS OF EARNINGS (LOSS) PER COMMON SHARE

                      For the Three Months Ended March 31,
                        (in thousands except share data)
                                  (Unaudited)

                                                                       1994                                  1993
                                                            -----------------------------         -----------------------------
                                                                                   Fully                                 Fully
                                                            Primary               Diluted         Primary               Diluted
                                                            -------               -------         -------               -------
Earnings (loss) from continuing operations             $     15,596           $    15,596    $   (14,188)          $   (14,188)

Plus: assumed interest expense reduction
      from conversion of convertible debt                        --                 1,137              --                    --

Plus: assumed interest expense reduction
      due to retirement of subordinated notes
      with excess proceeds from exercise of
      options and warrants                                      382                   382              --                    --
                                                        -----------           -----------      ----------            ----------

 Net earnings (loss) applicable to
  common stock                                         $     15,978           $    17,115    $   (14,188)          $   (14,188)
                                                        ===========            ==========      ==========            ==========

Weighted average common shares
 outstanding                                             15,170,020            15,170,020      14,214,093            14,214,093

Weighted average options and warrants
 treated as common stock equivalents                      1,930,842             1,930,842              --                    --

Weighted average other dilutive securities                       --             5,877,034              --                    --
                                                        -----------            ----------      ----------            ----------

Primary and fully diluted number of shares              17,100,862             22,977,896      14,214,093            14,214,093
                                                        ==========             ==========      ==========            ==========

 Net earnings (loss) per share of
   common stock                                        $      0.93            $      0.74    $     (1.00)          $     (1.00)
                                                        ==========             ==========      ==========            ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - --------------------------------------------------------------------------
OPERATIONS
- - ----------

  Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("the Company") as reflected in its condensed consolidated financial statements.
These statements primarily include the accounts of the contract flight operations of World Airways, Inc. ("World Airways"). On February 28, 1994, the Company sold 24.9% of its ownership in World Airways to MHS Berhad, a Malaysian aviation company. WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a developmental stage company, which has developed systems that facilitate banking, bill payment, enhanced telephone services, and shopping from the home. On July 1, 1992, the Company increased its ownership to 51%. In December 1993, US Order completed a $12.0 million private equity placement. As a result of this transaction, WorldCorp currently owns 46% of the voting stock of US Order. WorldCorp has an option through December 15, 1994, to purchase additional shares of the capital stock of US Order for consideration equal to $5.0 million which, if exercised, would increase its voting ownership percentage to 79%. US Order's results of operations are consolidated in the accompanying financial statements.

General

  WorldCorp operates in two business areas: air transportation services and transaction services. WorldCorp's air transportation services business consists of its 75.1% ownership of World Airways, a leading worldwide provider of air transportation for commercial and government customers. WorldCorp's transaction services business consists of its 46% ownership of the voting stock of US Order and 100% ownership of WorldGames. US Order develops and sells systems and services that enable consumers to bank, pay bills, shop, or use enhanced telephone services from the home. WorldGames is the sole licensee of ScanFone(R) technology for applications in the gaming industry.

Air Transportation Services
- - ---------------------------

  World Airways is a contract air carrier that charges customers based on a block hour basis rather than a per seat or per pound basis. A "block hour" is defined as the elapsed time computed from the moment the aircraft moves at its point of origin to the time it comes to rest at its destination. Fluctuations in flight revenues are not necessarily indicative of true growth because of shifts in the mix between full service contracts and basic contracts. Under the terms of full service contracts, World Airways is responsible for all costs associated with operating these contracts and receives a higher rate per hour. Under the terms of basic contracts, World Airways provides only certain services associated with the contract including aircraft, crews, insurance, and maintenance. World Airways typically charges a lower rate per hour for basic contracts since the customer is responsible for other operating costs. For this reason, it is important to measure pure growth through block hours flown rather than actual revenues earned. Typically, U.S. military contracts are full service contracts where the rate paid is set annually and consists of all flying costs, including fuel and ground handling of the aircraft and cargo. World Airways, as a matter of policy, includes fuel cost adjustment mechanisms in full service contracts, thus minimizing the risk of fuel price volatility to World Airways.

Customers
- - ---------

  World Airways' business relies heavily on its U.S. Air Mobility Command ("AMC"), Malaysian Airline System Berhad ("MAS"), and P.T. Garuda Indonesia ("Garuda") contracts, which provided 24%, 17%, and 21%, respectively, of consolidated revenues in 1993, and 19%, 16%, and 16%, respectively, of total block hours. The AMC contract provided 51% of consolidated revenues and 38% of total block hours in the first quarter of 1994. Operations under the MAS and Garuda contracts commence in the second quarter. The loss of any of these contracts or a substantial reduction in business from any of these contracts, if not replaced, would have a material adverse effect on the Company's revenues and financial condition.

  AMC has awarded contracts to World Airways since 1956. World Airways' current annual contract with AMC will expire in September 1994. The minimum contract amount for 1994 of $20.4 million is a 68% increase over 1993, and will be augmented by further expansion business. Expansion business totalled 161% of the minimum contract amount for 1993 and 98% for the first quarter of 1994. World Airways cannot determine how any future cuts in military spending may affect future operations with AMC.

  World Airways has provided service to MAS since 1981, transporting passengers for the annual Hadj pilgrimage as well as providing aircraft for integration into MAS' scheduled passenger and cargo operations. The current MAS contract, which was entered into in 1992, expires in 1996. In 1993, World Airways provided four aircraft for Hadj operations. Due to limitations imposed by the Saudi government on the number of pilgrims allowed in 1994, MAS' aircraft requirements from World Airways was reduced to two aircraft. MHS Berhad, which recently acquired 24.9% of World Airways, is in the process of acquiring 32% of MAS from the Malaysian government.

  World Airways has provided service to Garuda since 1988 under an annual contract. World Airways is providing six aircraft for the 1994 Garuda Hadj operations. In addition, World Airways has provided aircraft for Garuda's cargo operations in previous years.

Transaction Services
- - --------------------

  US Order is a leading provider of interactive transaction services to the home and the only company with a screen-based telephone that is fully operational with a broad menu of available services. Transaction services are currently offered via screen-based telephones, although the Company expects to offer its bill pay services via personal computers and touch tone telephones using audio response units in 1994. Longer term, the Company plans to develop the capability to support services offered via interactive cable, video games control units, and personal digital assistants. Services currently offered by US Order include bank account inquiry, funds transfer, bill payment, catalog shopping, home delivery of groceries and restaurant meals, and enhanced telephone services. Future services are expected to encompass an expanded set of applications. The Company generates revenues through the monthly fees charged to customers for its screen-based telephones (ScanFone(R) and PhonePlus/TM/) and transaction services used, as well as the fees paid to the Company by service providers.

Results of Operations

Three Months Ended March 31, 1994 Compared to the Three Months Ended March 31,
- - ------------------------------------------------------------------------------
1993
- - ----

Operating Revenue
- - -----------------

  In the first quarter of 1994, operating revenues increased $4.0 million (14%) to $32.0 million primarily due to an increase in block hours flown. Block hours increased 18% to 4,207 in 1994 from 3,566 in 1993. This increase was partially offset by a three percent decrease in revenue per block hour to $7,502 in 1994 from $7,701 in 1993. Block hours under full service contracts were 72% of total block hours in 1994 and 83% in 1993.

  Aircraft capacity, the number of days that the Company's aircraft are available for service (including days in maintenance), increased to 8.1 available aircraft per day in the first quarter of 1994 from 7.3 in 1993. This increase was augmented by a five percent increase in daily aircraft utilization to 5.8 hours in 1994 from 5.5 hours in 1993. Aircraft utilization is measured by the total block hours that the Company's aircraft were in use divided by the number of days that the aircraft were available for service (including days in maintenance).

Operating Expenses
- - ------------------

  Flight costs increased $2.0 million (19%) due to costs associated with increased passenger flying.

  Maintenance costs decreased by $5.4 million (85%). In the first quarter of 1994, the lease of three DC10-30 aircraft expired. Excess accrued maintenance reserves of $4.5 million associated with these aircraft were reversed. Excluding the effect of this reversal, maintenance cost per block hour was $1,287 in the first quarter of 1994 compared with $1,790 in 1993. The reduced maintenance costs are due, in part, to guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft. Because the MD-11 is a relatively new aircraft, cost experience on the maintenance of the aircraft is unavailable. Therefore, the Company is, in part, relying on manufacturers' guidelines to estimate future maintenance costs on the MD-11 aircraft.

  Aircraft costs increased by $2.8 million (31%) in 1994. This increase was primarily due to a $6.6 million increase in rent cost associated with the delivery of four MD-11 aircraft during March and April 1993. Partially offsetting these increases was a reduction of $4.1 million in rent costs associated with the return of the three DC10 aircraft in 1993.

  Fuel costs decreased by $0.1 million (3%) primarily due to a decrease in full service contracts.

  Depreciation and amortization decreased $0.9 million (40%) primarily as a result of the elimination of costs for leasehold improvements to two DC10-30 aircraft integrated into World Airways' fleet in April 1992. These aircraft were initially leased under twelve-year operating leases and were returned to their lessor in July 1993, accelerating the amortization of the related leasehold improvements. This decrease was partially offset by the purchase of spare parts for MD-11 aircraft integrated into the fleet in 1993.

  Selling and administrative costs increased $1.6 million (39%) primarily as a result of increased legal fees and marketing efforts.

Transaction Services - US Order
- - -------------------------------

  In December 1993, US Order completed a $12.0 million private equity placement. Following this transaction, WorldCorp's ownership percentage decreased from 51% to 46% of the voting stock of US Order. WorldCorp has an option through December 15, 1994 to purchase additional shares of the voting stock of US Order for consideration equal to $5.0 million, which would increase its ownership of the voting stock to 79%. The accompanying statements of operations include 59% of the results of operations of US Order in the first quarter of 1994. This 59% is based on liquidation preferences. In the first quarter of 1994, the Company recorded $2.4 million of losses relating to US Order, compared to $1.4 million of losses (net of $1.2 million of minority interest) in 1993.

Non-Operating Items
- - -------------------

  Interest income decreased as a result of lower investment balances and lower interest rates in 1994. Interest expense increased $0.8 million in 1994 as a result of MD-11 rotables financing, aircraft rent deferrals, and a bank line of credit.

Liquidity and Capital Resources

  The Company's air transportation subsidiary operates in a very challenging business environment. The combination of a generally weak economy, reduced military spending, and the depressed state of the airline industry and the economy has adversely affected the Company's operating performance. The Company is highly leveraged primarily due to losses sustained by World Airways' discontinued scheduled operations between 1979 and 1986, and losses the Company incurred in 1990, 1992, and 1993. The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, secured borrowings, and other financings from banks and other lenders.

Cash Flows from Operating Activities
- - ------------------------------------

  During the first quarter of 1994, operating activities used $12.3 million compared to providing $0.1 million in the prior year. This decrease in cash is primarily due to the reduction in accounts payable. In 1993, the Company incurred significant liabilities relating to the integration of four MD-11 aircraft into the fleet.

Cash Flows from Investing Activities
- - ------------------------------------

  Cash flows from investing activities used $2.1 million in 1994 as compared to $1.3 million in 1993. In 1994, the Company purchased spare parts for one MD-11 aircraft integrated into the fleet in April 1994. In 1993, the Company purchased spare parts relating to the integration of four MD-11 aircraft which was offset by the sale of equipment and investments.

Cash Flows from Financing Activities
- - ------------------------------------

  In the first quarter of 1994, financing activities provided $22.2 million compared to using $0.1 million in the prior year. This increase resulted primarily from the sale of 24.9% of World Airways to MHS.

Capital Plans
- - -------------

  World Airways plans to exit higher cost DC10 aircraft and ultimately standardize its fleet around the MD-11 aircraft. In October 1992 and January 1993, World Airways signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years. As of May 6, 1994, World Airways has taken delivery of four passenger MD-11 aircraft and one freighter MD-11 and is scheduled to take delivery of two convertible MD-11s in 1995. Two of the passenger MD-11 aircraft replaced the two passenger DC10-30 aircraft which were integrated into World Airways' fleet in April 1992 and returned to McDonnell Douglas in July 1993. The delivery of the convertible MD-11s is expected to occur approximately six months after the end of the lease of three DC10-30 convertibles during the third quarter of 1994.

   World Airways made $3.8 million of capital expenditures and cash deposits for MD-11 integration in the first quarter of 1994. World Airways estimates that its required capital expenditures for MD-11 integration will be approximately $3.5 million for the remainder of 1994 and $9.8 million in 1995. As of March 31, 1994, the Company holds approximately $14.2 million (at book value) of aircraft spare parts and transaction processing terminals currently available for sale. The Company anticipates proceeds from the sale of these assets to be approximately $7.5 million in 1994 with the balance received in 1995.

  US Order's working capital and capital expenditure requirements for 1994 are expected to be approximately $8.0 million. As of March 31, 1994, WorldCorp has invested $18.1 million of funds in US Order. US Order is currently seeking a private equity placement for up to $8.0 million with financial and strategic partners. However, there can be no assurance that such financing will be obtained. WorldCorp does not plan to provide additional financing to US Order in 1994.

Financing Developments
- - ----------------------

  As previously stated in its most recent Form 10-K, the Company has closed certain transactions and executed agreements covering other transactions which, in aggregate, have significantly increased the cash reserves of WorldCorp, World Airways, and US Order.

  First, on October 30, 1993, WorldCorp, Inc., World Airways, Inc., and MHS Berhad entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. Under this Agreement, World Airways would receive upon closing (the "Closing") $12.4 million to fund its working capital requirements. The remaining $15.0 million (less a $2.7 million deposit received in November
1993) would be paid to WorldCorp to add to its cash reserves. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above. As a result of this transaction, WorldCorp recognized a gain of approximately $26.9 million in the first quarter of 1994.

  Second, World Airways finalized an agreement with a financial institution for a $20.0 million credit facility collateralized by certain receivables and spare parts. This agreement contains certain covenants related to World Airways' financial condition and operating results. Approximately $10.8 million of the proceeds from this transaction were used to retire existing obligations. The balance was added to cash reserves. As of April 30, 1994, $2.4 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized. World Airways was not in compliance with its debt covenants at the end of the first quarter but has obtained waivers from the financial institution. World Airways will not meet these required covenants in the second quarter of 1994, and will seek waivers.

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

  Fourth, in December 1993, US Order completed a private equity placement with financial and strategic partners for $12.0 million, of which WorldCorp invested $1.7 million. As a result of this transaction, WorldCorp owns 46% of the voting stock of US Order. WorldCorp has an option through December 15, 1994, to purchase additional shares of capital stock of US Order for consideration equal to $5.0 million which, if exercised, would increase its ownership percentage of the voting stock to 79%.

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

  Since the end of the Persian Gulf War, soft demand and weakening yields have adversely affected worldwide cargo and passenger markets. In management's view, block hours flown are a critical driver of the airline's profitability. In order for World Airways to achieve positive operating results and meet its requirements under certain financing agreements, it will be necessary to increase block hours flown from 1993 levels. In response, World Airways has significantly increased its worldwide sales and marketing presence by 1) selling 24.9% of its equity to MHS Berhad, solidifying a marketing alliance with a leading aviation company in Malaysia, 2) recruiting three active outside board members with experience in worldwide aviation and travel services, and 3) increasing its internal sales and marketing staff from two to seven executives. These actions were taken with the objective of increasing World Airways' flying levels. The fourth quarter of 1993 was the first recent quarter where flying level trends turned positive, increasing by 40% over the prior year's fourth quarter. In the first quarter of 1994, the trend continued with flying levels up 18% over the first quarter of 1993.

  World Airways expects its second quarter results to be affected by the imposition of quota limitations by the Saudian government which reduced the size of the 1994 MAS Hadj from four to two aircraft. Third quarter results depend in part on the ability of World Airways to obtain regulatory approval by a foreign government to operate a scheduled service contract for one passenger aircraft. Fourth quarter 1994 flying levels will largely depend upon global trade demand for one MD-11 cargo aircraft and the placement of at least two MD-11 passenger aircraft under longer-term contracts. World Airways is currently in discussions with its equity partner, MHS, to place one or more of these aircraft.

  In the course of the past year, while preparing to launch its third-generation service offering, US Order has maintained a customer base of approximately 10,000 users. As a result of extensive studies of the preferences and usage patterns of these customers, US Order has shifted to some degree the focus of its service offerings.

  US Order's research clearly indicates the importance of bill-payment and banking services to attracting and retaining customers. Therefore, US Order's service offering to financial institutions and their customers has expanded in recent months. US Order will soon provide bill-payment and banking services to financial institutions via audio response units (APUs), which are currently the principal technology used for touch-tone or telephone banking by consumers. US Order is currently negotiating with several major banks to begin offering services via APUs. Late in 1994, US Order also expects to offer similar bill-payment and banking services via personal computers. US Order's management believes that the proliferation of different types of devices (screen-based phones, PCs, touch-tone phones, etc.) will assist in the development of its bill-payment and banking business.

  US Order is also significantly expanding its direct sales to consumers of screen-based phones and transaction services. Central to this effort is US Order's third-generation screen-based phone, PhonePlus/TM/, which was announced in October 1993 and will be available to consumers in the third quarter of 1994 with a range of financial services and enhanced telephone services. US Order's relationships with various telephone companies are evolving from joint marketing arrangements to US Order acting as a reseller of enhanced telephone services. This shift has been facilitated by the fact that screen-based phones such as PhonePlus/TM/ greatly improve the ease of use of enhanced telephone services such as Caller ID.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- - ------------------------------------------

(a)  Exhibits
     --------

   Exhibit
     No.      Exhibit
   -------    -------
   11         Calculation of Income (Loss) per Common Share


(b)  Reports on Form 8-K.
     --------------------


  Form 8-K, dated February 28, 1994, was filed with the Securities and Exchange Commission on March 14, 1994.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         WORLDCORP,  INC.



                                         By: /s/ T. Coleman Andrews, III
                                             ---------------------------
                                             (T. Coleman Andrews, III)
                                             Chief Executive Officer, President,
                                             and Principal Accounting Officer



Date:  May 13, 1994

                         Commission file number 1-5351



                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                    EXHIBITS

                                       to

                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                  For the fiscal quarter ended March 31, 1994



                                WORLDCORP, INC.
             (Exact name of registrant as specified in its charter)