Form 10-Q
period 1994-06-30
WORLDCORP INC
filed 1994-08-15
CIK 811664

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                           -------------------------



                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

- - --------------------------------------------------------------------------------



    For the Quarter ended:  June 30, 1994     Commission File Number 1-5351



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

The number of shares of the registrant's Common Stock outstanding on August 9, 1994 was 15,248,349.

================================================================================

                                WORLDCORP, INC.

                    JUNE 1994, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets, June 30,
          1994 and December 31, 1993.....................................      3

          Condensed Consolidated Statements of Operations,
          Three Months Ended June 30, 1994 and 1993......................      5

          Condensed Consolidated Statements of Operations
          Six Months Ended June 30, 1994 and 1993........................      7

          Condensed Consolidated Statement of Changes in Common
          Stockholders' Deficit, Six Months Ended June 30, 1994..........      9

          Condensed Consolidated Statements of Cash Flows,
          Six Months Ended June 30, 1994 and 1993........................     10

          Notes to Condensed Consolidated Financial Statements...........     11

          Exhibit 11, Calculations of Earnings Per Common Share..........     12


  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................     14



PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K...............................     21

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (in thousands)

                                                       (Unaudited)
                                                        June 30,    December 31,
                                                          1994          1993
                                                       -----------  ------------
CURRENT ASSETS
  Cash and cash equivalents, including restricted
     cash of $2,203 in 1994 and $3,171 in 1993          $  12,615      $  16,916

  Restricted short-term investments                           546            668

  Trade accounts receivable, less allowance for
   doubtful accounts of $320 in 1994 and $311 in 1993       8,910          8,476

  Other receivables                                         3,124          5,109

  Prepaid expenses and other current assets                 3,655          3,476

  Assets held for sale                                      6,793          6,000
                                                          -------        -------

     Total current assets                                  35,643         40,645
                                                          -------        -------

ASSETS HELD FOR SALE                                        6,739          8,660

EQUIPMENT AND PROPERTY
  Flight and other equipment                               38,646         35,547
  Equipment under capital leases                           13,043         13,675
                                                          -------        -------
                                                           51,689         49,222
  Less accumulated depreciation and amortization           17,418         16,171
                                                          -------        -------

     Net equipment and property                            34,271         33,051
                                                          -------        -------

LONG-TERM OPERATING DEPOSITS                               13,099         10,028

OTHER ASSETS AND DEFERRED CHARGES                           6,316          4,735
                                                          -------        -------

     TOTAL ASSETS                                       $  96,068      $  97,119
                                                          =======        =======

                                                                     (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (continued)
                 LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                       (in thousands except share data)

                                                     (Unaudited)
                                                      June 30,     December 31,
                                                        1994           1993
                                                     -----------   ------------
CURRENT LIABILITIES
  Note payable to bank                                 $     349      $   7,069
  Current maturities of long-term obligations             13,924         10,448
  Deferred aircraft rent                                   2,320          6,295
  Accounts payable                                        10,145         11,064
  Unearned revenue                                         3,730          4,456
  Accrued maintenance in excess of reserves paid          10,905         14,732
  Accrued salaries and wages                               8,515          7,252
  Accrued interest                                         2,165          2,224
  Accrued taxes                                            1,282            955
                                                       ---------      ---------
     Total current liabilities                            53,335         64,495
                                                       ---------      ---------

LONG-TERM OBLIGATIONS, NET
  Subordinated convertible debt                           65,000         65,000
  Subordinated notes, net                                 24,934         24,926
  Deferred aircraft rent                                   1,781          1,850
  Equipment financing and other long-term
   obligations                                            19,372         26,825
                                                       ---------      ---------
     Total long-term obligations, net                    111,087        118,601
                                                       ---------      ---------

OTHER LIABILITIES
  Deferred gain from sale leaseback transactions,
   net of accumulated amortization of $31,813 in 1994
   and $30,395 in 1993                                     8,904         10,322
  Accrued postretirement benefits                          2,336          2,250
  Accrued maintenance in excess of reserves paid           3,056          2,080
  Other                                                      428            444
                                                       ---------      ---------
     Total other liabilities                              14,724         15,096
                                                       ---------      ---------

     TOTAL LIABILITIES                                   179,146        198,192
                                                       ---------      ---------

MINORITY INTEREST                                          1,098             --

COMMON STOCKHOLDERS' DEFICIT
  Common stock, $1 par value, (60,000,000 shares
   authorized, 15,314,976 shares issued and 15,252,391
   shares outstanding at June 30, 1994 and 15,224,076
   shares issued and 15,161,491 shares outstanding at
   December 31, 1993)                                     15,315         15,224
  Additional paid-in capital                              34,522         34,071
  Retained deficit                                      (131,939)      (148,114)
  ESOP guaranteed bank loan                               (1,734)        (1,914)
  Treasury stock, at cost                                   (340)          (340)
                                                       ---------      ---------

     TOTAL COMMON STOCKHOLDERS' DEFICIT                  (84,176)      (101,073)
                                                       ---------      ---------

  COMMITMENTS AND CONTINGENCIES

     TOTAL LIABILITIES AND COMMON
       STOCKHOLDERS' DEFICIT                           $  96,068      $  97,119
                                                       =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended June 30,
                       (in thousands except share data)
                                  (unaudited)

                                                         1994        1993
                                                       --------    --------
OPERATING REVENUES
  Contract flight operations                            $77,628     $85,031
  Flight operations subcontracted to other carriers         277       1,017
  Other                                                     253         271
  Transaction processing - US Order                         364         257
                                                        -------     -------
     Total operating revenues                            78,522      86,576
                                                        -------     -------

OPERATING EXPENSES
  Flight                                                 20,149      20,090
  Maintenance                                            10,072      10,441
  Aircraft costs                                         16,660      15,080
  Fuel                                                   16,809      18,289
  Flight operations subcontracted to other carriers         229       1,092
  Depreciation and amortization                           1,335       2,217
  Selling and administrative                              6,758       5,232
  Transaction processing - US Order                       2,245       2,337
  Loss on sale of Key Airlines                               --         414
                                                        -------     -------
     Total operating expenses                            74,257      75,192
                                                        -------     -------

OPERATING INCOME                                          4,265      11,384
                                                        -------     -------

OTHER INCOME (EXPENSE)
  Interest expense                                       (3,046)     (2,666)
  Interest income                                           306         121
  Other, net                                                (40)       (133)
                                                        -------     -------
     Total other expense                                 (2,780)     (2,678)
                                                        -------     -------

EARNINGS BEFORE INCOME TAXES
  AND MINORITY INTEREST                                   1,485       8,706

INCOME TAX BENEFIT (EXPENSE)                                191         (36)

MINORITY INTEREST                                        (1,098)      1,143
                                                        -------     -------

NET EARNINGS                                            $   578     $ 9,813
                                                        =======     =======

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Continued)
                      For the Three Months Ended June 30,
                                  (Unaudited)


                                                         1994           1993
                                                      ----------     ----------
NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE

  Primary                                            $      0.04    $      0.61
                                                          ======         ======

  Fully diluted                                      $         *    $      0.50
                                                          ======         ======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

  Primary                                             15,252,391     17,179,560
                                                      ==========     ==========

  Fully diluted                                                *     23,056,594
                                                      ==========     ==========


*   Fully diluted earnings per share are anti-dilutive.



     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Six Months Ended June 30,
                       (in thousands except share data)
                                  (unaudited)

                                                         1994          1993
                                                       ---------     ---------
OPERATING REVENUES
  Contract flight operations                            $109,189      $112,352
  Flight operations subcontracted to other carriers          277         1,158
  Other                                                      413           695
  Transaction processing - US Order                          681           408
                                                        --------      --------
     Total operating revenues                            110,560       114,613
                                                        --------      --------

OPERATING EXPENSES
  Flight                                                  33,188        31,092
  Maintenance                                             11,036        16,824
  Aircraft costs                                          28,406        24,025
  Fuel                                                    22,146        23,767
  Flight operations subcontracted to other carriers          257         1,187
  Depreciation and amortization                            2,669         4,369
  Selling and administrative                              12,378         9,270
  Transaction processing - US Order                        4,624         4,826
  Loss on sale of Key Airlines                                --           837
                                                        --------      --------
     Total operating expenses                            114,704       116,197
                                                        --------      --------

OPERATING LOSS                                            (4,144)       (1,584)
                                                        --------      --------

OTHER INCOME (EXPENSE)
  Interest expense                                        (6,255)       (5,123)
  Interest income                                            477           346
  Gain on sale of World Airways                           26,921            --
  Other, net                                                 (47)         (346)
                                                        --------      --------
     Total other income (expense)                         21,096        (5,123)
                                                        --------      --------

EARNINGS (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                                   16,952        (6,707)

INCOME TAX EXPENSE                                          (148)          (36)

MINORITY INTEREST                                           (629)        2,368
                                                        --------      --------

NET EARNINGS (LOSS)                                     $ 16,175      $ (4,375)
                                                        ========      ========

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Continued)
                       For the Six Months Ended June 30,
                                  (Unaudited)

                                                         1994           1993
                                                     -----------    -----------
NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE

  Primary                                            $      1.06    $     (0.31)
                                                           =====         ======

  Fully diluted                                      $      0.87    $         *
                                                           =====         ======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

  Primary                                             15,226,256     14,337,641
                                                      ==========     ==========

  Fully diluted                                       21,107,816              *
                                                      ==========     ==========


*    Fully diluted earnings per share are anti-dilutive.


     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                    For the Six Months Ended June 30, 1994
                       (in thousands except share data)
                                  (Unaudited)

                                                                              Employee
                                                                             Stock Owner-                  Total
                                                   Additional                 ship Plan     Treasury       Common
                                         Common      Paid-in     Retained    Guaranteed      Stock      Stockholders'
                                          Stock      Capital      Deficit     Bank Loan     at cost        Deficit
                                         -------   ----------   ----------   ------------   --------    -------------
BALANCE AT
  DECEMBER 31, 1993                      $15,224     $34,071    $(148,114)     $(1,914)      $(340)      $(101,073)

Exercise of 90,000 options
  and warrants                                91         359           --           --          --             450

Employee Stock Ownership Plan
  guaranteed bank loan                        --          --           --          180          --             180

Other                                         --          92           --           --          --              92

Net earnings                                  --          --       16,175           --          --          16,175
                                         -------     -------    ---------      -------       -----       ---------

BALANCE AT
  JUNE 30, 1994                          $15,315     $34,522    $(131,939)     $(1,734)      $(340)      $ (84,176)
                                         =======     =======    =========      =======       =====       =========


     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30,
                                (in thousands)
                                  (Unaudited)

                                                             1994        1993
                                                          ----------  ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           $ 16,916    $ 13,759

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                          16,175      (4,375)
Adjustments to reconcile net earnings (loss) to cash
  (used) provided by operating activities:
  Depreciation and amortization                               2,669       4,674
  Deferred gain recognition                                  (1,418)     (2,283)
  Loss on sale of equipment and property                         50          65
  Loss on sale of investments                                   102          --
  Minority interest income (loss) of subsidiary                 629      (2,368)
  Gain on sale of World Airways                             (26,921)         --
  Other                                                         689         242
  Changes in certain assets and liabilities net of
     effects of non-cash transactions:
     Decrease in accounts receivable                             63       5,244
     Increase in deposits, prepaid expenses and other
      assets                                                 (5,321)     (2,705)
     Increase in accounts payable, accrued
      expenses and other liabilities                          1,330       2,905
                                                           --------    --------
  Net cash (used) provided by operating activities          (11,953)      1,399
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                          (3,704)    (21,648)
Disposals of equipment and property                           1,290       2,061
Proceeds from sales of investments                            6,151       3,225
Purchase of investments                                      (6,133)     (1,038)
                                                           --------    --------
  Net cash used by investing activities                      (2,396)    (17,400)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances under bank line of credit and debt                 46,154      19,195
Repayments under bank line of credit and debt               (61,207)    (12,465)
Proceeds from stock transactions                                450       1,304
Proceeds from sale of World Airways                          24,651          --
Other                                                            --         (72)
                                                           --------    --------
  Net cash provided by financing activities                  10,048       7,962
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (4,301)     (8,039)
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 12,615    $  5,720
                                                           ========    ========

NOTE: Cash payments of approximately $6.0 million and $4.7 million were made for interest in 1994 and 1993, respectively, and cash payments of approximately $0.1 million were made for income taxes in 1994 and 1993. Assets acquired through capital lease transactions were approximately $0.2 million and $10.0 million in 1994 and 1993, respectively.

     See accompanying Notes to Condensed Consolidated Financial Statements

                                WORLDCORP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of June 30, 1994, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1994 and 1993, the condensed consolidated statement of changes in common stockholders' deficit for the six months ended June 30, 1994, and the condensed consolidated statements of cash flows for the six months ended June 30, 1994 and 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year. Certain 1993 amounts have been reclassified to conform with the 1994 presentation.

    The financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report filed on Form 10-K for the year ended December 31, 1993.

2. On February 28, 1994, WorldCorp, World Airways, Inc. ("World Airways"), and MHS Berhad ("MHS") completed the 24.9% sale of World Airways' common stock for $27.4 million in cash. WorldCorp recognized a gain of approximately $26.9 million from this transaction in the first quarter of 1994. The Company expects to use a portion of its capital loss and net operating loss carryforwards to offset this gain.

3. On March 31, 1994, the lease of three DC10-30 convertible aircraft expired. World Airways will continue to sublease these aircraft from their new lessor beginning April 1, 1994 with lease terminations at various dates between July 10, 1994 and September 3, 1994. In connection with this lease termination, the Company reversed $4.5 million in accrued maintenance reserves during the first quarter of 1994.

4. On August 1, 1994, US Order, Inc. ("US Order") sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("VISA") for $15.0 million. US Order is eligible to receive certain payments from VISA as additional purchase price consideration beginning January 1, 1995 and continuing through December 31, 2000. These potential additional payments will be based on the number of VISA customers using the US Order technology for bill payment, and will be calculated monthly and paid quarterly.

5. World Airways' cockpit and flight attendant crewmembers are covered by collective bargaining agreements which expired in July 1992. World Airways and the International Brotherhood of Teamsters ("Teamsters") could not agree under formal mediation on a new cockpit contract and are currently in a 30-day "cooling off" period which expires midnight August 18, 1994. If a new contract is not reached by this date, World Airways has the right to impose a new contract and the Teamsters have the right to conduct a work stoppage. World Airways and the Teamsters are continuing negotiations and the management of World Airways believes an agreement can be reached. No assurances, however, can be given regarding the outcome of these negotiations or the specific impact any outcome may have on the financial conditions, prospects or operations of World Airways.

                                                                      EXHIBIT 11
                                                                          1 of 2

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES
                   CALCULATIONS OF EARNINGS PER COMMON SHARE
                      For the Three Months Ended June 30,
                       (in thousands except share data)
                                  (Unaudited)

                                                       1994                     1993
                                                   -----------      ----------------------------
                                                                                          Fully
                                                                        Primary          Diluted
                                                                        -------          -------
Earnings from continuing operations                $       578      $     9,813      $     9,813

Plus: assumed interest expense reduction
      from conversion of convertible debt                   --               --            1,137

Plus: assumed interest expense reduction
      due to retirement of subordinated
      notes with excess proceeds from
      exercise of options and warrants                      --              620              557
                                                    ----------       ----------       ----------

  Net earnings applicable to
      common stock                                 $       578      $    10,433      $    11,507
                                                    ==========       ==========       ==========

Weighted average common shares
  outstanding                                       15,252,391       14,459,831       14,459,831

Weighted average options and warrants
  treated as common stock equivalents                       --        2,719,729        2,719,729

Weighted average other dilutive securities                  --               --        5,877,034
                                                    ----------       ----------       ----------

Primary and fully diluted number
  of shares                                         15,252,391       17,179,560       23,056,594
                                                    ==========       ==========       ==========

  Net earnings per share of common
    stock                                          $      0.04      $      0.61      $      0.50
                                                    ==========       ==========       ==========

                                                                      EXHIBIT 11
                                                                          2 of 2

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES
               CALCULATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                       For the Six Months Ended June 30,
                       (in thousands except share data)
                                  (Unaudited)

                                                        1994                 1993
                                              ------------------------    ----------
                                                              Fully
                                               Primary       Diluted
                                               -------       -------
Earnings (loss) from continuing operations   $    16,175   $    16,175   $    (4,375)

Plus: Assumed interest expense reduction
      from conversion of Convertible Debt             --         2,275            --
                                              ----------    ----------    ----------

  Net earnings (loss) applicable
      to common stock                        $    16,175   $    18,450   $    (4,375)
                                              ==========    ==========    ==========
Weighted average common shares
      outstanding                             15,226,256    21,107,816    14,337,641

Primary and fully diluted number of shares    15,226,256    21,107,816    14,337,641
                                              ==========    ==========    ==========

  Net earnings (loss) per share
      of common stock                        $      1.06   $      0.87   $     (0.31)
                                              ==========    ==========    ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - --------------------------------------------------------------------------
OPERATIONS
- - ----------

  Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its condensed consolidated financial statements. These statements primarily include the accounts of the contract flight operations of World Airways, Inc. ("World Airways"). On February 28, 1994, the Company sold 24.9% of its ownership in World Airways to MHS Berhad, a Malaysian aviation company. WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a company which has developed systems that facilitate banking, bill payment, enhanced telephone services, and shopping from the home. In December 1993, US Order completed a $12.0 million private equity placement. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("VISA"). As a result of these transactions, WorldCorp currently owns 47% of the voting stock of US Order. WorldCorp has an option through December 15, 1994 to purchase additional shares of the capital stock of US Order for consideration equal to $5.0 million which, if exercised, would increase its voting ownership percentage to 91% (see "Business Trends"). US Order's results of operations are consolidated in the accompanying financial statements.

General

  WorldCorp owns majority positions in companies that operate in two distinct business areas: air transportation (through World Airways) and transaction processing (through US Order and its affiliated companies). MHS Berhad of Malaysia is an equity investor in World Airways. Knight Ridder is an equity investor in US Order.

Air Transportation
- - ------------------

  World Airways is a contract air carrier that generally charges customers based on a block hour basis rather than a per seat or per pound basis. A "block hour" is defined as the elapsed time computed from the moment the aircraft moves at its point of origin to the time it comes to rest at its destination. Fluctuations in flight revenues are not necessarily indicative of true growth because of shifts in the mix between full service contracts and basic contracts. Under the terms of full service contracts, World Airways is responsible for all costs associated with operating these contracts and receives a higher rate per hour. Under the terms of basic contracts, World Airways provides only certain services associated with the contract including aircraft, crews, insurance, and maintenance. World Airways typically charges a lower rate per hour for basic contracts since the customer is responsible for other operating costs. For this reason, it is important to measure pure growth through block hours flown rather than actual revenues earned. Typically, U.S. military contracts are full service contracts where the rate paid is set annually and consists of all flying costs, including fuel and ground handling of the aircraft and cargo. World Airways, as a matter of policy, includes fuel cost adjustment mechanisms in full service contracts, thus minimizing the risk of fuel price volatility to World Airways.

Customers
- - ---------

  World Airways' business relies heavily on its U.S. Air Mobility Command ("AMC"), Malaysian Airline System Berhad ("MAS"), and P.T. Garuda Indonesia ("Garuda") contracts, which provided 24%, 17%, and 21%, respectively, of consolidated revenues, and 19%, 16%, and 16%, respectively, of total block hours in 1993. During the first six months of 1994, AMC, MAS, and Garuda contracts provided 17%, 16%, and 45%, respectively, of consolidated revenues, and 13%, 14%, and 38%, respectively, of total block hours. The loss of any of these contracts or a substantial reduction in business from any of these contracts, if not replaced, would have a material adverse effect on the Company's revenues and financial condition.

  AMC has awarded contracts to World Airways since 1956. World Airways' current annual contract with AMC expires in September 1994, however, World Airways' 1995 contract with AMC was recently awarded. The minimum contract amount for 1995 of $36.7 million is an 80% increase over 1994, and will be augmented by further expansion business. Expansion business totaled 161% of the minimum contract amount for 1993 and 108% for the first six months of 1994. World Airways cannot determine how any future cuts in military spending may affect future operations with AMC.

  World Airways has provided service to MAS since 1981, transporting passengers for the annual Hadj pilgrimage as well as providing aircraft for integration into MAS' scheduled passenger and cargo operations. The current MAS contract, which was entered into in 1992, expires in 1996. In 1993, World Airways provided four aircraft for Hadj operations. Due to limitations imposed by the Saudi government on the number of pilgrims allowed in 1994, MAS' aircraft requirements from World Airways was reduced to two aircraft in 1994. MHS Berhad, which recently acquired 24.9% of World Airways, is in the process of acquiring 32% of MAS.

  World Airways has provided service to Garuda since 1988 under an annual contract. World Airways provided six aircraft for the 1994 Garuda Hadj operations. In addition, World Airways has provided aircraft for Garuda's cargo operations in previous years.

Transaction Services
- - --------------------

  US Order is a leading provider of interactive transaction services to the home and the only company with a smart-screen based telephone that is fully operational with a broad menu of available services. The company completed a transaction with VISA International Services Association, Inc. ("VISA") on August 1, 1994 in which the company sold its banking and bill payment operations to VISA for $15.0 million in cash plus certain future payments. US Order is eligible to receive certain payments from VISA as additional purchase price consideration beginning January 1, 1995 and ending December 31, 2000. These potential additional payments are derived from the number of VISA customers worldwide using the US Order technology for bill payment. As a result of the purchase of US Order's banking operations by VISA, US Order has agreed to certain restrictions on its operations with respect to the banking and financial services industry. Similarly, VISA has agreed to certain restrictions on its activities as they might relate to the ongoing businesses of US Order. Additionally, VISA has agreed to market US Order as a "preferred provider" of certain products and services. These products and services include customization services, smart telephones, non-financial applications, customer service, and facilities management. US Order expects to derive revenue from these services as a wholesaler to VISA member banks, telephone companies, cable television companies, and others.

Results of Operations

Three Months Ended June 30, 1994 Compared to the Three Months Ended June 30,
- - ----------------------------------------------------------------------------
1993
- - ----

Operating Revenue
- - -----------------

  In the second quarter of 1994, operating revenues decreased $8.1 million (9%) to $78.5 million primarily due to guaranteed minimum payments related to the 1994 Hadj of $0.2 million which were significantly below guaranteed minimum payments of $8.3 million in 1993. Block hours increased 8% to 9,452 in 1994 from 8,770 in 1993. This increase was partially offset by a six percent decrease in revenue per block hour to $8,185 in 1994 from $8,745 in 1993 (excluding revenue from guaranteed block hours). Block hours under full service contracts were 83% of total block hours in 1994 and 99% in 1993.

  Aircraft capacity, the number of days that the Company's aircraft are available for service (including days in maintenance), increased to 10.9 available aircraft per day in the second quarter of 1994 from 10.3 in 1993.
This increase was augmented by a three percent increase in daily aircraft utilization to 9.6 hours in 1994 from 9.3 hours in 1993. Aircraft utilization is measured by the total block hours that the Company's aircraft were in use divided by the number of days that the aircraft were available for service (including days in maintenance).

Operating Expenses
- - ------------------

  Flight costs increased $0.1 million due to an increase in block hours flown offset by a shift from full service to more basic contracts.

  Maintenance costs decreased by $0.4 million (4%) due to a decrease in engine repairs associated with the DC10 aircraft. Maintenance cost per block hour was $1,066 in the second quarter of 1994 compared with $1,191 in 1993.

  Aircraft costs increased by $1.6 million (10%) in 1994. This increase was primarily due to a $3.1 million increase in rent cost associated with the delivery of five MD-11 aircraft during March and April 1993 and April 1994. In addition, the company incurred $1.6 million of rent costs associated with the lease of two short-term aircraft in 1994. Partially offsetting these increases was a reduction of $3.6 million in rent costs associated with the return of the three DC10 aircraft in 1993.

  Fuel costs decreased by $1.5 million (8%) primarily due to a decrease in full service contracts and a decrease in fuel price per gallon.

  Flight operations subcontracted to other carriers decreased $0.9 million (79%) primarily due to the subservice of AMC flights during 1993's Hadj program which was not repeated in 1994.

  Depreciation and amortization decreased $0.9 million (40%) primarily as a result of the elimination of costs for leasehold improvements to two DC10-30 aircraft integrated into World Airways' fleet in April 1992. These aircraft were initially leased under twelve-year operating leases and were returned to their lessor in July 1993, accelerating the amortization of the related leasehold improvements. This decrease was partially offset by the depreciation of spare parts purchased for the MD-11 aircraft integrated into the fleet in 1993.

  Selling and administrative costs increased $1.5 million (29%) primarily as a result of increased legal and professional fees and marketing efforts.

Transaction Services - US Order
- - -------------------------------

  In December 1993, US Order completed a $12.0 million private equity placement. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA. As a result of these transactions, WorldCorp owns 47% of the voting stock of US Order. WorldCorp has an option through December 15, 1994, which it will likely exercise, to purchase additional shares of the voting stock of US Order for consideration equal to $5.0 million, which would increase its ownership of the voting stock to 91%. The accompanying statements of operations include 59% of the results of operations of US Order for the second quarter of 1994. This 59% is based on liquidation preferences. In the second quarter of 1994, the Company recorded $2.2 million of losses relating to US Order, compared to $1.4 million of losses (net of $1.1 million of minority interest) in 1993.

Non-Operating Items
- - -------------------

  Interest income increased $0.2 million as a result of higher investment balances in 1994. Interest expense increased $0.4 million (14%) in 1994 as a result of MD-11 rotables financing, aircraft rent deferrals, and use of a bank line of credit.

Six Months Ended June 30, 1994 Compared to the Six Months Ended June 30, 1993
- - -----------------------------------------------------------------------------

Operating Revenue
- - -----------------

  In the first six months of 1994, operating revenues decreased $4.0 million (4%) to $110.6 million primarily due to guaranteed minimum payments related to the 1994 Hadj of $0.2 million which were significantly below guaranteed minimum payments of $8.3 million in 1993. Block hours increased 11% to 13,660 in 1994 from 12,335 in 1993. This increase was partially offset by a five percent decrease in revenue per block hour to $7,993 in 1994 from $8,432 in 1993 (excluding revenue from guaranteed block hours). Block hours under full service contracts were 80% of total block hours in 1994 and 95% in 1993.

  Aircraft capacity, the number of days that the Company's aircraft are available for service (including days in maintenance), increased to 9.5 available aircraft per day in the first six months of 1994 from 8.8 in 1993. This increase was augmented by a three percent increase in daily aircraft utilization to 7.9 hours in 1994 from 7.7 hours in 1993. Aircraft utilization is measured by the total block hours that the Company's aircraft were in use divided by the number of days that the aircraft were available for service (including days in maintenance).

Operating Expenses
- - ------------------

  Flight costs increased $2.1 million (7%) primarily due to costs associated with increased passenger flying to South America.

  Maintenance costs decreased by $5.8 million (34%). In the first quarter of 1994, the lease of three DC10-30 aircraft expired and excess accrued maintenance reserves of $4.5 million associated with these aircraft were reversed. Excluding the effect of this reversal, maintenance cost per block hour was $1,134 in the first six months of 1994 compared with

$1,364 in 1993. The reduced maintenance costs are due, in part, to guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft. Because the MD-11 is a relatively new aircraft, cost experience on the maintenance of the aircraft is unavailable. Therefore, the Company is, in part, relying on manufacturers' guidelines to estimate future maintenance costs on the MD-11 aircraft. In addition, the reduced maintenance costs are due, in part, to a decrease in costs associated with the DC10 aircraft.

  Aircraft costs increased by $4.4 million (18%) in 1994. This increase was primarily due to a $9.7 million increase in rent cost associated with the delivery of five MD-11 aircraft during March and April 1993 and April 1994. In addition, the company incurred $1.6 million of rent costs associated with the lease of two short-term aircraft in 1994. Partially offsetting these increases was $8.1 million in rent costs associated with the three DC10 aircraft which were returned in 1993.

  Fuel costs decreased by $1.6 million (7%) primarily due to a decrease in full service contracts and a decrease in fuel price per gallon.

  Flight operations subcontracted to other carriers decreased $0.9 million (79%) primarily due to the subservice of AMC flights during 1993's Hadj program.

  Depreciation and amortization decreased $1.7 million (39%) primarily as a result of the elimination of costs for leasehold improvements to two DC10-30 aircraft integrated into World Airways' fleet in April 1992. These aircraft were initially leased under twelve-year operating leases and were returned to their lessor in July 1993, accelerating the amortization of the related leasehold improvements. This decrease was partially offset by the depreciation of spare parts purchased for MD-11 aircraft integrated into the fleet in 1993.

  Selling and administrative costs increased $3.1 million (34%) primarily as a result of increased legal and professional fees and marketing efforts.

Transaction Services - US Order
- - -------------------------------

  In the first six months of 1994, the Company recorded $4.6 million of losses relating to US Order, compared to $3.4 million of losses (net of $2.3 million of minority interest) in 1993.

Non-Operating Items
- - -------------------

  Interest income increased $0.1 million as a result of higher investment balances. Interest expense increased $1.1 million (22%) in 1994 as a result of MD-11 rotables financing, aircraft rent deferrals, and use of a bank line of credit. In addition, WorldCorp recognized a gain of $26.9 million from the sale of 24.9% of World Airways common stock in 1994.

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

Cash Flows from Operating Activities
- - ------------------------------------

  During the first six months of 1994, operating activities used $12.0 million compared to providing $1.4 million in the prior year. This decrease in cash is primarily due to operating losses incurred in 1994 and the change in the payment terms for the 1994 Hadj.

Cash Flows from Investing Activities
- - ------------------------------------

  Cash flows from investing activities used $2.4 million in 1994 as compared to $17.4 million in 1993. In 1994, the

Company purchased spare parts for one MD-11 aircraft integrated into the fleet in April 1994. In 1993, the Company purchased spare parts for four MD-11 aircraft integrated into the fleet in March and April 1993. These purchases were offset by the sale of equipment and investments.

Cash Flows from Financing Activities
- - ------------------------------------

  In the first six months of 1994, financing activities provided $10.0 million as compared to $8.0 million in the prior year. This increase resulted primarily from the sale of 24.9% of World Airways to MHS offset by repayments of debt and a bank line of credit.

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

  World Airways made $5.3 million of capital expenditures and cash deposits for MD-11 integration in the first six months of 1994. World Airways estimates that its required capital expenditures for MD-11 integration will be approximately $1.1 million for the remainder of 1994 and $9.8 million in 1995. As of June 30, 1994, the Company holds approximately $13.5 million (at book value) of aircraft spare parts and transaction processing terminals currently available for sale. The Company anticipates proceeds from the sale of a portion of these assets to be approximately $3.9 million for the remainder of 1994, with additional amounts to be received in 1995.

  US Order's working capital and capital expenditure requirements for 1994 are expected to be approximately $3.5 million. As of August 1, 1994, WorldCorp has invested $11.3 million of equity (net of $3.3 million received from the retirement of a portion of US Order preferred stock - see "Financing Developments") and $3.5 million of unsecured debt in US Order. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA for $15.0 million plus certain future payments. Approximately $5.6 million of these proceeds will be used to fund future working capital requirements of US Order. WorldCorp does not plan to provide additional financing to US Order in 1994.

Financing Developments
- - ----------------------

  The Company has closed certain transactions which, in aggregate, have provided additional cash to WorldCorp, World Airways, and US Order.

  First, on October 30, 1993, WorldCorp, Inc., World Airways, Inc., and MHS Berhad entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. On February 28, 1994, WorldCorp, World Airways, and MHS concluded this transaction. World Airways received upon closing (the "Closing") $12.4 million to fund its working capital requirements. The remaining $15.0 million (less a $2.7 million deposit received in November 1993) was paid to WorldCorp to add to its cash reserves. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. As a result of this transaction, WorldCorp recognized a gain of approximately $26.9 million in the first quarter of 1994.

  Second, in 1993, World Airways closed an agreement with a financial institution for a $20.0 million credit facility collateralized by certain receivables and spare parts. This agreement contains certain covenants related to World Airways' financial condition and operating results. Approximately $10.8 million of the proceeds from this transaction were used to retire existing obligations. The balance was added to cash reserves. As of July 31, 1994, $1.7 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized with $1.1 million borrowing capacity currently available. World Airways was not in compliance with its debt covenants at the end of the second quarter but has obtained waivers of these covenants from the financial institution. World Airways will not meet these required covenants in the third quarter of 1994, and will seek waivers. No assurances can be given, however, that the Company will obtain the required waivers.

  Third, on August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA for $15.0 million plus certain future payments. Of the proceeds received by US Order, $9.4 million was used to retire a portion of its preferred stock (of which WorldCorp received $3.3 million) and vested employee options. The remaining $5.6 million of these proceeds will be used to fund future working capital requirements of US Order.

  As of this date, WorldCorp has sufficient cash reserves and likely financing sources to meet its obligations for the foreseeable future. Similarly, having completed the VISA transaction, US Order has sufficient cash reserves and likely financing sources to meet its obligations for the foreseeable future. World Airways' overall financial condition is significantly improved from this time one year ago. However, World Airways will have to generate additional revenue from unsold capacity, reduce its costs as detailed below, and make some changes to its agreements with lenders in order to maintain sufficient cash reserves through the fourth quarter of 1994 and the first quarter of 1995. World Airways' management believes that these objectives can be accomplished.

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

  Soft demand and weakening yields have adversely affected worldwide cargo and passenger markets. In management's view, block hours flown are a critical driver of the airline's profitability. In order for World Airways to achieve positive operating results it will be necessary to increase block hours flown from 1993 levels and reduce costs. In response, World Airways has significantly increased its worldwide sales and marketing presence by 1) selling 24.9% of its equity to MHS Berhad, solidifying a marketing alliance with a leading aviation company in Malaysia, 2) recruiting three active outside board members with experience in worldwide aviation and travel services, and 3) increasing its internal sales and marketing staff from two to seven executives. The fourth quarter of 1993 was the first recent quarter where flying level trends turned positive, increasing by 40% over the prior year's fourth quarter. In the first quarter of 1994, the trend continued with flying levels up 18% over the first quarter of 1993. Despite a quota limitation imposed by the Saudian government reducing the size of the 1994 Hadj, flying levels in the second quarter increased 8% over the second quarter of 1993. Flying levels in July 1994 increased 36% over the same period in 1993 resulting in year-to-date increases in flying levels of 15% versus 1993.

  As reported in the prior 10Q, third quarter results depended upon, in part, the ability of World Airways to obtain regulatory approval from the Government of Israel to operate a scheduled service contract. While World Airways did obtain this regulatory approval, service was precluded from commencing until the spring of 1995. As a result, World Airways is in the process of replacing this third quarter business with operations for foreign carriers. In addition to these efforts, World Airways is seeking to contract its third and fourth quarter unsold capacity. In order to make World Airways more cost-competitive with certain passenger and cargo carriers, and to improve cash flow, World Airways' management has taken a series of steps to reduce operating costs. These steps generally involve eliminating business activities that are not essential to World Airways' operations, including eliminating those costs which customers are not prepared to compensate for in the form of higher prices. World Airways' management believes that these actions, which began earlier in the third quarter, may result in improvements in operating income and cash flow of $10.0 million to $15.0 million, annually.

  World Airways' cockpit and flight attendant crewmembers are covered by collective bargaining agreements which expired in July 1992. World Airways and the International Brotherhood of Teamsters ("Teamsters") could not agree under formal mediation on a new cockpit contract and are currently in a 30-day "cooling off" period which expires midnight August 18, 1994. If a new contract is not reached by this date, World Airways has the right to impose a new contract and the Teamsters have the right to conduct a work stoppage. World Airways and the Teamsters are continuing negotiations and the management of World Airways believes an agreement can be reached. No assurances, however, can be given regarding the outcome of these negotiations or the specific impact any outcome may have on the financial conditions, prospects or operations of World Airways.

  US Order's research clearly indicated the importance of bill payment and banking services in attracting and retaining customers. In addition, such research indicated that consumers prefer to receive these banking services through their local bank. The transaction with VISA helps to deliver to consumers the banking services they demand through the channel they expect. As a result of the VISA transaction, US Order's business shifts from that of a retailer where the company spends significant amounts of capital up front to acquire customers, to that of a wholesaler, where the consumer acquisition costs are borne by the third parties such as VISA and its member banks. As a result of the wholesale strategy adopted by US Order, both revenue and expenses will be lower than originally anticipated. The company believes that the VISA transaction sharply reduces the risk of US Order's future performance while also expanding the business opportunities available to US Order.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- - ------------------------------------------


(a)  Exhibits
     --------

                                                                    Begins on
     Exhibit                                                        Sequential
       No.      Exhibit                                             Page No.
     -------    -------                                             ----------

     10.1/1/    Acquisition Agreement Among VISA International
                Service Association, US Order, Inc., and WorldCorp, Inc. dated as of July 15, 1994.

     11         Calculation of Earnings per Common Share                12

/1/ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

(b)  Reports on Form 8-K.
     --------------------

     None.

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







Date:  August 15, 1994

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

                                   FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                  For the fiscal quarter ended June 30, 1994



                                WORLDCORP, INC.
            (Exact name of registrant as specified in its charter)