Form 10-Q/A
period 1994-06-30
WORLDCORP INC
filed 1994-10-11
CIK 811664

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                           -------------------------

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-Q


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
                                              ==========    ==========    ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------

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

Air Transportation
- ------------------

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

Transaction Services
- --------------------

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

Results of Operations

Three Months Ended June 30, 1994 Compared to the Three Months Ended June 30,
- ----------------------------------------------------------------------------
1993
- ----

Operating Revenue
- -----------------

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

Operating Expenses
- ------------------

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

Transaction Services - US Order
- -------------------------------

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

Non-Operating Items
- -------------------

  Interest income increased $0.2 million as a result of higher investment balances in 1994. Interest expense increased $0.4 million (14%) in 1994 as a result of MD-11 rotables financing, aircraft rent deferrals, and use of a bank line of credit.

Six Months Ended June 30, 1994 Compared to the Six Months Ended June 30, 1993
- -----------------------------------------------------------------------------

Operating Revenue
- -----------------

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

Operating Expenses
- ------------------

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

Transaction Services - US Order
- -------------------------------

  In the first six months of 1994, the Company recorded $4.6 million of losses relating to US Order, compared to $3.4 million of losses (net of $2.3 million of minority interest) in 1993.

Non-Operating Items
- -------------------

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

Cash Flows from Financing Activities
- ------------------------------------

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

Financing Developments
- ----------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
     --------

Exhibit
  No.                         Exhibit
- -------                       -------
  3.1     Certificate of Incorporation of WorldCorp, Inc.       Incorporated
          dated March 16, 1987. [Filed as Exhibit 3.1 to        by reference
          WorldCorp, Inc.'s Registration Statement on
          Form S-4 (Commission File No. 33012735) filed
          on March 19, 1987 and incorporated herein by
          reference.]

  3.2     Amended and Restated Bylaws of WorldCorp, Inc.        Incorporated
          dated November 13, 1987.  (Filed as Exhibit 3.1 to    by reference
          WorldCorp, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1987 and incorporated
          herein by reference.)

  4.1     Indenture dated as of August 1, 1987 between          Incorporated
          WorldCorp, Inc. and Norwest Bank of Minneapolis,      by reference
          N.A. (Filed as Exhibit 4.1 to Amendment No. 2 to
          WorldCorp, Inc.'s Form S-2 Registration Statement
          (Commission File No. 33-1358276) filed August 13,
          1987 and incorporated herein by reference.]

  4.2     First Supplemental Indenture dated as of March 1,     Incorporated
          1988 between WorldCorp, Inc. and Norwest Bank of      by reference
          Minneapolis, N.A. (Filed as Exhibit 4.2 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1988 and incorporated herein
          by reference.)

 10.1     Warrant Agreement between WorldCorp, Inc. and         Incorporated
          Drexel Burnham Lambert, Incorporated ("Drexel")       by reference
          dated as of June 30, 1988.  (Filed as Exhibit 10.1
          to WorldCorp, Inc.'s Form 10-Q for the quarter
          ended March 31, 1989 and incorporated herein by
          reference.)

 10.2     Employment Agreement dated as of November 10, 1988    Incorporated
          between WorldCorp, Inc. and T. Coleman Andrews, III.  by reference
          (Filed as Exhibit 10.4 to WorldCorp, Inc.'s Annual
          Report on Form 10-K for the fiscal year ended December
          31, 1988 and incorporated herein by reference.)

 10.4     Aircraft Lease Agreement dated as of March 30, 1987   Incorporated
          between World Airways, Inc. and The Connecticut       by reference
          National Bank, not in its individual capacity, but
          solely as Owner Trustee. (Filed as Exhibit 10.34 to
          World Airways, Inc.'s Annual Report on Form 10-K for
          the fiscal year ended December 31, 1986 and
          incorporated herein by reference.)

 10.5     Merger Agreement and Plan of Reorganization dated as  Incorporated
          of April 28, 1987 by and among World Airways, Inc.,   by reference
          World Merger Corporation and WorldCorp, Inc. [Filed
          as Exhibit 10.50 to WorldCorp, Inc.'s Form S-2
          Registration Statement (Commission File No. 33-
          1358276) filed on July 31, 1987 and incorporated
          herein by reference.]

 10.6     Assumption Agreement dated as of June 23, 1987 among  Incorporated
          WorldCorp, Inc., World Airways, Inc. and T. Coleman   by reference
          Andrews, III. [Filed as Exhibit 10.51 to WorldCorp,
          Inc.'s Form S-2 Registration Statement (Commission
          File No. 33-1358276) filed on July 31, 1987 and
          incorporated herein by reference.]


Exhibit
  No.                         Exhibit
- -------                       -------

 10.7     Assumption Agreement dated as of June 23, 1987 among  Incorporated
          WorldCorp, Inc., World Airways, Inc. and D. Fraser    by reference
          Bullock. [Filed as Exhibit 10.52 to WorldCorp,
          Inc.'s Form S-2 Registration Statement (Commission
          File No. 33-1358276) filed on July 31, 1987 and
          incorporated herein by reference.]

 10.8     Guaranty and Amendment Agreement dated as of June     Incorporated
          23, 1987 between WorldCorp, Inc. and The Connecticut  by reference
          National Bank, a national banking association, as
          Owner Trustee, with Burnham Leasing Corporation, as
          Owner Participant. [Filed as Exhibit 10.55 to
          WorldCorp, Inc.'s Form S-2 Registration Statement
          (Commission File No. 33-1358276) filed July 31, 1987
          and incorporated herein by reference.]

 10.9     Form of Assumption Agreement dated as of June 23,     Incorporated
          1987 among WorldCorp, Inc., World Airways, Inc. and   by reference
          each Indemnified Party. [Filed as Exhibit 10.60 to
          WorldCorp, Inc.'s Form S-2 Registration Statement
          (Commission File No. 33-1358276) filed on July 31,
          1987 and incorporated herein by reference.]

 10.10    Agreement between World Airways, Inc. and Cockpit     Incorporated
          Crewmembers represented by International Brotherhood  by reference of Teamsters. [Filed by reference as Exhibit 10.66
          to WorldCorp, Inc.'s Form S-3 Registration Statement
          (Commission File No. 2-91998) filed on December 10,
          1987 and incorporated herein by reference.]

 10.11    Agreement between World Airways, Inc. and Flight      Incorporated
          Attendants represented by International Brotherhood   by reference
          of Teamsters. [Filed reference as Exhibit 10.67 to
          WorldCorp, Inc.'s Form S-3 Registration Statement
          (Commission File No. 2-91998) filed on December 10,
          1987 and incorporated herein by reference.]

 10.12    Agreement between World Airways, Inc. and Mechanics   Incorporated
          represented by the International Brotherhood of       by reference
          Teamsters. (Filed as Exhibit 10.41 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1988 and incorporated herein
          by reference.)

 10.13    Agreement between World Airways, Inc. and Stock       Incorporated
          Clerks and Store Room Employees represented by the    by reference
          International Brotherhood of Teamsters. (Filed as
          Exhibit 10.42 to WorldCorp, Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1988 and incorporated herein by reference.)

 10.14    Office Lease - The Hallmark Building dated as of May  Incorporated
          16, 1987 between WorldCorp, Inc. and GT Renaissance   by reference
          Centre Limited Partnership. (Filed as Exhibit 10.36
          to WorldCorp, Inc.'s Annual Report on Form 10-K for
          the fiscal year ended December 31, 1989 and
          incorporated herein by reference.)

Exhibit
  No.                         Exhibit
- -------                       -------
 10.15    Lease Amendment dated as of June 27, 1989 between     Incorporated
          WorldCorp, Inc. and GT Renaissance Centre Limited     by reference
          Partnership. (Filed as Exhibit 10.37 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1989 and incorporated herein
          by reference.)

 10.16    Office Lease- The Hallmark Building dated as of       Incorporated
          September 20, 1989 between World Airways, Inc. and    by reference
          GT Renaissance Centre Limited Partnership. (Filed as
          Exhibit 10.38 to WorldCorp, Inc's Annual Report on
          form 10-K for the fiscal year ended December 31,
          1989 and incorporated herein by reference.)

 10.17    Warrant Agreement dated as of July 22, 1989 between   Incorporated
          WorldCorp, Inc. and Charles W. Pollard. (Filed as     by reference
          Exhibit 10.45 to WorldCorp, Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1989 and incorporated herein by reference.)

 10.18    Warrant Agreement dated as of July 22, 1989 between   Incorporated
          WorldCorp, Inc. and T. Coleman Andrews. (Filed as     by reference
          Exhibit 10.46 to WorldCorp, Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1989 and incorporated herein by reference.)

 10.19    Warrant Agreement dated as of February 23, 1990       Incorporated
          between WorldCorp, Inc. and D. Fraser Bullock.        by reference
          (Filed as Exhibit 10.47 to WorldCorp, Inc.'s Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1989 and incorporated herein by
          reference.)

 10.21    Amendment No. 1 to WorldCorp Inc. Employee Savings    Incorporated
          and Stock Ownership Plan. (Filed as Exhibit 10.50 to  by reference
          WorldCorp, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1989 and incorporated
          herein by reference.)

 10.20    WorldCorp, Inc. Employee Savings and Stock Ownership  Incorporated
          Plan. (Filed as Exhibit 10.49 to WorldCorp, Inc.'s    by reference
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1989 and incorporated herein by
          reference.)

 10.22    Loan and Security Agreement dated as of May 24, 1989  Incorporated
          between WorldCorp Employee Savings and Stock          by reference
          Ownership Trust and American Security Bank, N.A.
          (Filed as Exhibit 10.51 to WorldCorp, Inc.'s Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1989 and incorporated herein by
          reference.)

 10.23    Guaranty Agreement dated as of May 24, 1989 by        Incorporated
          WorldCorp, Inc. for the benefit of American Security  by reference
          Bank, N.A. (Filed as Exhibit 10.52 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1989 and incorporated herein
          by reference.)

 10.24    Guarantor's Security Agreement dated as of May 24,    Incorporated
          1989 between WorldCorp, Inc. and American Security    by reference
          Bank, N.A. (Filed as Exhibit 10.53 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1989 and incorporated herein
          by reference.)

Exhibit
  No.                         Exhibit
- -------                       -------
 10.25    Warrant Agreement dated as of August 25, 1986         Incorporated
          between World Airways, Inc. and T. Coleman Andrews,   by reference
          III. [Filed as Exhibit 10.13 to WorldCorp, Inc.'s
          Form S-4 Registration Statement (Commission File No.
          33-12735), filed March 19, 1987 and incorporated
          herein by reference.]

 10.26    Warrant Agreement dated as of August 25, 1986         Incorporated
          between World Airways, Inc. and D. Fraser Bullock.    by reference
          [Filed as Exhibit 10.14 to WorldCorp, Inc.'s Form
          S-4 Registration Statement (Commission File No.
          33-12735), filed March 19, 1987 and incorporated
          herein by reference.]

 10.27    Aircraft Warranty Bill of Sale dated as of January    Incorporated
          15, 1991 between World Airways, Inc. and First        by reference
          Security Bank of Utah, N.A., not in its individual
          capacity, but solely as Owner Trustee. (Filed as
          Exhibit 10.46 to WorldCorp, Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1990 and incorporated herein by reference.)

 10.28    Aircraft Lease Agreement dated as of January 15,      Incorporated
          1991 between World Airways, Inc. and First Security   by reference
          Bank of Utah, N.A., not in its individual capacity,
          but solely as Owner Trustee. (Filed as Exhibit 10.47
          to WorldCorp, Inc.'s Annual Report on Form 10-K for
          the fiscal year ended December 31, 1990 and
          incorporated herein by reference.)

 10.29    Loan and Security Agreement dated as of February 26,  Incorporated
          1992 between WorldCorp, Inc. and US Order             by reference
          Incorporated. (Filed as Exhibit 10.38 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1991 and incorporated herein
          by reference.)

 10.30    Aircraft Lease Agreement I dated as of February 12,   Incorporated
          1992 between McDonnell Douglas Finance Corporation    by reference
          and World Airways, Inc. (Filed as Exhibit 10.39 to
          WorldCorp, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1991 and incorporated
          by reference.)

 10.31    Aircraft Lease Agreement II dated as of February 12,  Incorporated
          1992 between McDonnell Douglas Finance Corporation    by reference
          and World Airways, Inc. (Filed as Exhibit 10.40 to
          WorldCorp, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1991 and incorporated
          herein by reference.)

 10.32    Aircraft Engine Purchase Agreement dated as of April  Incorporated
          26, 1991 between Terandon Leasing Corporation and     by reference
          World Airways, Inc. (Filed as Exhibit 10.41 to
          WorldCorp, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1991 and incorporated
          herein by reference.)

Exhibit
  No.                         Exhibit
- -------                       -------
 10.33    Aircraft Engine Lease Agreement dated as of April     Incorporated
          26, 1991 between Terandon Leasing Corporation and     by reference
          World Airways, Inc. (Filed as Exhibit 10.42 to
          WorldCorp, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1991 and incorporated
          herein by reference.)

 10.34    Guaranty Agreement I dated as of February 12, 1992    Incorporated
          between McDonnell Douglas Finance Corporation and     by reference
          World Airways, Inc. (Filed as Exhibit 10.43 to
          WorldCorp, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1991 and incorporated
          herein by reference.)

 10.35    Guaranty Agreement II dated as of February 12, 1992   Incorporated
          between McDonnell Douglas Finance Corporation and     by reference
          World Airways, Inc. (Filed as Exhibit 10.44 to
          WorldCorp, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1991 and incorporated
          herein by reference.)

 10.36    Series A Preferred Stock Purchase Agreement dated as  Incorporated
          of September 14, 1990 between US Order, Inc. and      by reference
          WorldCorp, Inc. (Filed as Exhibit 10.45 to
          WorldCorp, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1991 and incorporated
          herein by reference.)

 10.37    Stock Restriction Agreement dated as of September     Incorporated
          14, 1990 between WorldCorp, Inc., William F. Gorog,   by reference
          Jonathan M. Gorog, Peter M. Gorog, Henry R. Nichols,
          William N. Melton and John Porter. (Filed as Exhibit
          10.46 to WorldCorp, Inc.'s Annual Report on Form
          10-K for the fiscal year ended December 31, 1991 and
          incorporated herein by reference.)

 10.38    Aircraft Lease Agreement for Aircraft Serial Number   Incorporated
          48518 dated as of September 30, 1992 between World    by reference
          Airways, Inc. and International Lease Finance
          Corporation. (Filed as Exhibit 10.38 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1992 and incorporated herein
          by reference.)

 10.39    Aircraft Lease Agreement for Aircraft Serial Number   Incorporated
          48519 dated as of September 30, 1992 between World    by reference
          Airways, Inc. and International Lease Finance
          Corporation. (Filed as Exhibit 10.39 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1992 and incorporated herein
          by reference.)

 10.40    Aircraft Lease Agreement for Aircraft Serial Number   Incorporated
          48520 dated as of September 30, 1992 between World    by reference
          Airways, Inc. and International Lease Finance
          Corporation. (Filed as Exhibit 10.40 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1992 and incorporated herein
          by reference.)

 10.41    Aircraft Lease Agreement for Aircraft Serial Number   Incorporated
          48633 dated as of September 30, 1992 between World    by reference
          Airways, Inc. and International Lease Finance
          Corporation. (Filed as Exhibit 10.41 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1992 and incorporated herein
          by reference.)

Exhibit
  No.                         Exhibit
- -------                       -------
 10.42    Aircraft Lease Agreement for Aircraft Serial Number   Incorporated
          48631 dated as of September 30, 1992 between World    by reference
          Airways, Inc. and International Lease Finance
          Corporation. (Filed as Exhibit 10.42 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1992 and incorporated herein
          by reference.)

 10.43    Aircraft Lease Agreement for Aircraft Serial Number   Incorporated
          48632 dated as of September 30, 1992 between World    by reference
          Airways, Inc. and International Lease Finance
          Corporation. (Filed as Exhibit 10.43 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1992 and incorporated herein
          by reference.)

 10.44    AMC contract between Air Mobility Command and World   Incorporated
          Airways, Inc. effective January 1, 1993. (Filed as    by reference
          Exhibit 10.44 to WorldCorp, Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1992 and incorporated herein by reference.)

 10.45    MD-11 Aircraft Charter Agreement dated as of March    Incorporated
          18, 1993 be-tween World Airways, Inc. and PT. Garuda  by reference
          Indonesia. (Filed as Exhibit 10.45 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1992 and incorporated herein
          by reference.)

 10.45    DC10-30 Aircraft Charter Agreement dated as of March  Incorporated
          18, 1993 be-tween World Airways, Inc. and PT. Garuda  by reference
          Indonesia. (Filed as Exhibit 10.45 to WorldCorp,
          Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

 10.46    Accounts Receivable Management and Security           Incorporated
          Agreement dated as of December 7, 1993 between World  by reference
          Airways, Inc. and BNY Financial Corporation. (Filed
          as Exhibit 10.46 to WorldCorp, Inc.'s Annual Report
          on Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.)

 10.47    Aircraft Parts Security Agreement dated as of         Incorporated
          December 7, 1993 between World Airways, Inc. and BNY  by reference
          Financial Corporation. (Filed as Exhibit 10.47 to
          WorldCorp, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993 and incorporated
          herein by reference.)

 10.48    Warrant Certificate dated as of December 7, 1993      Incorporated
          between WorldCorp, Inc. and BNY Financial             by reference
          Corporation. (Filed as Exhibit 10.48 to World-Corp
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1993 and incorporated herein
          by reference.)

 10.49    AMC contract dated as of October 1, 1993 between Air  Incorporated
          Mobility Command and World Airways, Inc. (Filed as    by reference
          Exhibit 10.49 to World-Corp Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.)

Exhibit
  No.                         Exhibit
- -------                       -------
 10.50    Subscription and Preferred Stock Purchase Agreement   Incorporated
          dated as of December 20, 1993 between US Order, Inc.  by reference and Knight-Ridder, Inc. (Filed as Exhibit 10.50 to
          WorldCorp Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993 and incorporated
          herein by reference.)

 10.51    Subscription and Preferred Stock Purchase Agreement   Incorporated
          dated as of December 21, 1993 between US Order, Inc.  by reference and WorldCorp, Inc. (Filed as Exhibit 10.51 to
          WorldCorp Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993 and incorporated
          herein by reference.)

 10.52    Subscription and Preferred Stock Purchase Agreement   Incorporated
          dated as of December 20, 1993 between US Order, Inc.  by reference and Jerome Kohlberg, Jr. (Filed as Exhibit 10.52 to
          WorldCorp Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993 and incorporated
          herein by reference.)

 10.53    Subscription and Preferred Stock Purchase Agreement   Incorporated
          dated as of December 21, 1993 between US Order, Inc.  by reference and Hoechst Celanese Corporation Employee Benefit
          Master Trust. (Filed as Exhibit 10.53 to WorldCorp
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1993 and incorporated herein
          by reference.)

 10.54    Series C Preferred Stock Purchase Agreement dated as  Incorporated
          of December 21, 1993 between US Order, Inc. and       by reference
          VeriFone, Inc. (Filed as Exhibit 10.54 to WorldCorp
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1993 and incorporated herein
          by reference.)

 10.55    Registration Rights Agreement dated as of December    Incorporated
          21, 1993 between US Order, Inc. and VeriFone, Inc.    by reference
          (Filed as Exhibit 10.55 to WorldCorp Inc.'s Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1993 and incorporated herein by
          reference.)

 10.56    Technology License Agreement dated as of December     Incorporated
          21, 1993 between US Order, Inc. and VeriFone, Inc.    by reference
          (Filed as Exhibit 10.56 to WorldCorp Inc.'s Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1993 and incorporated herein by
          reference.)

 10.57    Investment Agreement dated as of December 21, 1993    Incorporated
          by and among US Order, Inc., WorldCorp, Inc., and     by reference
          VeriFone, Inc. (Filed as Exhibit 10.57 to WorldCorp
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1993 and incorporated herein
          by reference.)

 10.58    Settlement Agreement dated as of February 8, 1994     Incorporated
          between World Airways, Inc, WorldCorp, Inc., Concord  by reference
          Asset Management, Inc., Concord Leasing, Inc., and
          The CIT Group. (Filed as Exhibit 10.58 to WorldCorp
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1993 and incorporated herein
          by reference.)

Exhibit
  No.                         Exhibit
- -------                       -------
 10.59    Lease Agreement dated as of June 1, 1993 between      Incorporated
          World Airways, Inc. and Mattei Corporation. (Filed    by reference
          as Exhibit 10.59 to WorldCorp Inc.'s Annual Report
          on Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.)

 10.60    Lease Agreement dated as of March 30, 1993 between    Incorporated
          World Airways, Inc. and Tinicum Properties            by reference
          Associates Limited Partnership, as amended by First
          Amendment to Lease dated July 9, 1993. (Filed as
          Exhibit 10.60 to WorldCorp Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.)

 10.61    Lease Agreement dated as of January 25, 1993 between  Incorporated
          World Flight Crew Services, Inc. and Sakioka Farms.   by reference
          (Filed as Exhibit 10.61 to WorldCorp Inc.'s Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1993 and incorporated herein by
          reference.)

 10.62    Consignment Agreement dated as of September 30, 1993  Incorporated
          between World Airways Inc. and The Memphis Group.     by reference
          (Filed as Exhibit 10.62 to WorldCorp Inc.'s Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1993 and incorporated herein by
          reference.)

 10.63    Assignment and Assumption and Consent and Release     Incorporated
          for Aircraft Serial Number 47818 dated as of July     by reference
          20, 1993 among World Airways, Inc., WorldCorp, Inc.,
          McDonnell Douglas Corporation, and McDonnell Douglas
          Finance Corporation. (Filed as Exhibit 10.63 to
          WorldCorp Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993 and incorporated
          herein by reference.)

 10.64    Assignment and Assumption and Consent and Release     Incorporated
          for Aircraft Serial Number 46999 dated as of July 9,  by reference
          1993 among World Airways Inc., WorldCorp, Inc.,
          McDonnell Douglas Corporation, and McDonnell Douglas
          Finance Corporation. (Filed as Exhibit 10.64 to
          WorldCorp Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993 and incorporated
          herein by reference.)

 10.65    Aircraft Lease Agreement for Aircraft Serial Number   Incorporated
          48458 dated as of January 15, 1993 between World      by reference
          Airways, Inc. and Wilmington Trust Company/GATX
          Capital Corporation. (Filed as Exhibit 10.65 to
          WorldCorp Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993 and incorporated
          herein by reference.)

 10.66    Aircraft Lease Supplement for Aircraft Serial Number  Incorporated
          48458 dated as of April 23, 1993 between World        by reference
          Airways, Inc. and Wilmington Trust Company/GATX
          Capital Corporation. (Filed as Exhibit 10.66 to
          World-Corp Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993 and incorporated
          herein by reference.)

Exhibit
  No.                         Exhibit
- -------                       -------
 10.67    Aircraft Spare Parts Lease Agreement dated as of      Incorporated
          April 15, 1993 between World Airways, Inc. and GATX   by reference
          Capital Corporation. (Filed as Exhibit 10.67 to
          WorldCorp Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993 and incorporated
          herein by reference.)

 10.68    Amendment No. 1 To Aircraft Lease Agreement for       Incorporated
          Aircraft Serial Number 48518 dated as of November     by reference
          1993 between World Airways, Inc. and International
          Lease Finance Corporation. (Filed as Exhibit 10.68
          to WorldCorp Inc.'s Annual Report on Form 10-K for
          the fiscal year ended December 31, 1993 and
          incorporated herein by reference.)

 10.69    Amendment No. 2 to Aircraft Lease Agreement for       Incorporated
          Aircraft Serial Number 48518 dated as of March 8,     by reference
          1993 between World Airways, Inc. and International
          Lease Finance Corporation. (Filed as Exhibit 10.69
          to WorldCorp Inc.'s Annual Report on Form 10-K for
          the fiscal year ended December 31, 1993 and
          incorporated herein by reference.)

 10.70    Assignment of Rights for Aircraft Serial Number       Incorporated
          48518 dated as of March 8, 1993 between World         by reference
          Airways, Inc. and International Lease Finance
          Corporation. (Filed as Exhibit 10.70 to WorldCorp
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1993 and incorporated herein
          by reference.)

 10.71    Assignment of Rights for Aircraft Engines Serial      Incorporated
          Numbers P723942, P723945, and P723943 dated as of     by reference
          March 1, 1993 between World Airways, Inc. and
          International Lease Finance Corporation. (Filed as
          Exhibit 10.71 to WorldCorp Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.)

 10.72    Agency Agreement for Aircraft Serial Number 48518     Incorporated
          dated as of January 15, 1993 between World Airways,   by reference
          Inc. and International Lease Finance Corporation.
          (Filed as Exhibit 10.72 to WorldCorp Inc.'s Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1993 and incorporated herein by
          reference.)

 10.73    Amendment No. 2 to Aircraft Lease Agreement for       Incorporated
          Aircraft Serial Number 48437 dated as of March 31,    by reference
          1993 between World Airways, Inc. and International
          Lease Finance Corporation. (Filed as Exhibit 10.73
          to WorldCorp Inc.'s Annual Report on Form 10-K for
          the fiscal year ended December 31, 1993 and
          incorporated herein by reference.)

 10.74    Amendment No. 3 to Aircraft Lease Agreement for       Incorporated
          Aircraft Serial Number 48437 dated as of April 15,    by reference
          1993 between World Airways, by Inc. and
          International Lease Finance Corporation. (Filed as
          Exhibit 10.74 to WorldCorp Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.)


Exhibit
  No.                         Exhibit
- -------                       -------
 10.75    Agency Agreement for Aircraft Serial Number 48437     Incorporated
          dated as of January 15, 1993 between World Airways,   by reference
          Inc. and International Lease Finance Corporation.
          (Filed as Exhibit 10.75 to WorldCorp Inc.'s Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1993 and incorporated herein by
          reference.)

 10.76    Assignment of Rights for Aircraft Serial Number       Incorporated
          48437 dated as of April 15, 1993 between World        by reference
          Airways, Inc. and International Lease Finance
          Corporation. (Filed as Exhibit 10.76 to WorldCorp
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1993 and incorporated herein
          by reference.)

 10.77    Assignment of Rights for Aircraft Engines Serial      Incorporated
          Numbers P723913, P723912, and P723914 dated as of     by reference
          April 15, 1993 between World Airways, Inc. and
          International Lease Finance Corporation. (Filed as
          Exhibit 10.77 to WorldCorp Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.)

 10.78    Amendment No. 2 to Aircraft Lease Agreement for       Incorporated
          Aircraft Serial Number 48520 dated as of April 22,    by reference
          1993 between World Airways, Inc. and International
          Lease Finance Corporation. (Filed as Exhibit 10.78
          to WorldCorp Inc.'s Annual Report on Form 10-K for
          the fiscal year ended December 31, 1993 and
          incorporated herein by reference.)

 10.79    Agency Agreement for Aircraft Serial Number 48520     Incorporated
          dated as of January 15, 1993 between World Airways,   by reference
          Inc. and International Lease Finance Corporation.
          (Filed as Exhibit 10.79 to WorldCorp Inc.'s Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1993 and incorporated herein by
          reference.)

 10.80    Assignment of Rights for Aircraft Serial Number       Incorporated
          48520 dated as of April 22, 1993 between World        by reference
          Airways, Inc. and International Lease Finance
          Corporation. (Filed as Exhibit 10.80 to WorldCorp
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1993 and incorporated herein
          by reference.)

 10.81    Assignment of Rights for Aircraft Engines Serial      Incorporated
          Numbers P723957, P723958, and P723956 dated as of     by reference
          March 1, 1993 between World Airways, Inc. and
          International Lease Finance Corporation. (Filed as
          Exhibit 10.81 to WorldCorp Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.)

 10.82    Aircraft Charter Agreement dated as of July 24, 1993  Incorporated
          between World Airways, Inc. and Malaysian Airline     by reference
          System Berhad. (Filed as Exhibit 10.82 to WorldCorp
          Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 1993 and incorporated herein
          by reference.)

Exhibit
  No.                         Exhibit
- -------                       -------
 10.83    Amendment No. 1 to Aircraft Lease Agreement for       Incorporated
          Aircraft Serial Numbers 46835, 46837, and 46820       by reference
          dated as of May 14, 1993 between World Airways, Inc.
          and The Connecticut National Bank (assigned to
          Federal Express Corporation). (Filed as Exhibit
          10.83 to WorldCorp Inc.'s Annual Report on Form 10-K
          for the fiscal year ended December 31, 1993 and
          incorporated herein by reference.)

 10.84    Amendment No. 2 to Aircraft Lease Agreement for       Incorporated
          Aircraft Serial Numbers 46835, 46837, and 47820       by reference
          dated as of May 14, 1993 between World Airways, Inc.
          and The Connecticut National Bank (assigned to
          Federal Express Corporation). (Filed as Exhibit
          10.84 to WorldCorp Inc.'s Annual Report on Form 10-K
          for the fiscal year ended December 31, 1993 and
          incorporated herein by reference.)

 10.85    Return Agreement for Aircraft Serial Numbers 47818    Incorporated
          and 46999 dated as of July 9, 1993 among World        by reference
          Airways, Inc., WorldCorp, Inc., International Lease
          Finance Corporation, McDonnell Douglas Corporation,
          and McDonnell Douglas Finance Corporation. (Filed as
          Exhibit 10.85 to WorldCorp Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.)

 10.86/1/ Acquisition Agreement Among VISA International        Filed Herewith
          Service Association, US Order, Inc. WorldCorp, Inc.
          dated as of July 15, 1994.

 11.1     Statement on Calculation of Earnings Per Common       Filed Herewith
          Share.



/1/ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

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