Form 10-Q
period 1994-09-30
WORLDCORP INC
filed 1994-11-14
CIK 811664

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                           _________________________



                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               ------------------------------------------------



  For the Quarter ended:  SEPTEMBER 30, 1994     Commission File Number 1-5351



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
Yes   X        No
    -----         -----

The number of shares of the registrant's Common Stock outstanding on November 10, 1994 was 15,415,072.



================================================================================

                                WORLDCORP, INC.

                  SEPTEMBER 1994, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets, September 30,
                 1994 and December 31, 1993........................................ 3

                 Condensed Consolidated Statements of Operations,
                 Three Months Ended September 30, 1994 and 1993.................... 5

                 Condensed Consolidated Statements of Operations
                 Nine months Ended September 30, 1994 and 1993..................... 7

                 Condensed Consolidated Statement of Changes in Common
                 Stockholders' Deficit, Nine months Ended September 30, 1994....... 9

                 Condensed Consolidated Statements of Cash Flows,
                 Nine months Ended September 30, 1994 and 1993.................... 10

                 Notes to Condensed Consolidated Financial Statements............. 11

                 Exhibit 11, Calculations of Earnings (Loss) Per Common Share..... 12


        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................ 14



       PART II - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K................................. 22

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (IN THOUSANDS)

                                                               (Unaudited)
                                                              September 30,   December 31,
                                                                   1994           1993
                                                              --------------  ------------
CURRENT ASSETS
  Cash and cash equivalents, including restricted
     cash of $64 in 1994 and $3,171 in 1993                       $ 7,419        $16,916

  Restricted short-term investments                                   668            668

  Trade accounts receivable, less allowance for doubtful
     accounts of $306 in 1994 and $311 in 1993                      8,001          8,476

  Other receivables                                                 5,045          5,109

  Prepaid expenses and other current assets                         4,121          3,476

  Assets held for sale                                              5,373          6,000
                                                                  -------        -------

     Total current assets                                          30,627         40,645
                                                                  -------        -------

ASSETS HELD FOR SALE                                               10,643          8,660

EQUIPMENT AND PROPERTY
  Flight and other equipment                                       27,561         35,547
  Equipment under capital leases                                   11,943         13,675
                                                                  -------        -------
                                                                   39,504         49,222
  Less accumulated depreciation and amortization                   11,846         16,171
                                                                  -------        -------

     Net equipment and property                                    27,658         33,051
                                                                  -------        -------

LONG-TERM OPERATING DEPOSITS                                       13,150         10,028

OTHER ASSETS AND DEFERRED CHARGES                                   7,294          4,735
                                                                  -------        -------

     TOTAL ASSETS                                                 $89,372        $97,119
                                                                  =======        =======

                                                                     (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                     (Unaudited)
                                                                    September 30,   December 31,
                                                                         1994           1993
                                                                    --------------  -------------
CURRENT LIABILITIES
  Note payable to bank                                                 $   3,841      $   7,069
  Current maturities of long-term obligations                             12,266         10,448
  Deferred aircraft rent                                                     889          6,295
  Accounts payable                                                        13,020         11,064
  Unearned revenue                                                           728          4,456
  Accrued maintenance in excess of reserves paid                           6,597         14,732
  Accrued salaries and wages                                               7,244          7,252
  Accrued interest                                                         2,429          2,224
  Accrued taxes                                                            2,009            955
                                                                       ---------      ---------
     Total current liabilities                                            49,023         64,495
                                                                       ---------      ---------

LONG-TERM OBLIGATIONS, NET
  Subordinated convertible debt                                           65,000         65,000
  Subordinated notes, net                                                 24,938         24,926
  Deferred aircraft rent                                                   1,603          1,850
  Equipment financing and other long-term obligations                     18,290         26,825
                                                                       ---------      ---------
     Total long-term obligations, net                                    109,831        118,601
                                                                       ---------      ---------

OTHER LIABILITIES
  Deferred gain from sale leaseback transactions, net of
     accumulated amortization of $31,989 in 1994 and
     $30,395 in 1993                                                       8,638         10,322
  Accrued postretirement benefits                                          2,372          2,250
  Accrued maintenance in excess of reserves paid                           2,927          2,080
  Other                                                                      395            444
                                                                       ---------      ---------
     Total other liabilities                                              14,332         15,096
                                                                       ---------      ---------

     TOTAL LIABILITIES                                                   173,186        198,192
                                                                       ---------      ---------

MINORITY INTEREST                                                             --             --

COMMON STOCKHOLDERS' DEFICIT
  Common stock, $1 par value, (60,000,000 shares authorized,
     15,374,876 shares issued and 15,312,291 shares outstanding at September 30, 1994 and 15,224,076 shares issued and
     15,161,491 shares outstanding at December 31, 1993)                  15,375         15,224
  Additional paid-in capital                                              37,038         34,071
  Deferred compensation                                                   (1,408)            --
  Retained deficit                                                      (134,479)      (148,114)
  ESOP guaranteed bank loan                                                   --         (1,914)
  Treasury stock, at cost                                                   (340)          (340)
                                                                       ---------      ---------

     TOTAL COMMON STOCKHOLDERS' DEFICIT                                  (83,814)      (101,073)
                                                                       ---------      ---------

  COMMITMENTS AND CONTINGENCIES

     TOTAL LIABILITIES AND COMMON
       STOCKHOLDERS' DEFICIT                                           $  89,372      $  97,119
                                                                       =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         1994       1993
                                                       ---------  ---------
OPERATING REVENUES
  Contract flight operations                           $ 49,311   $ 43,378
  Flight operations subcontracted to other carriers       1,922         63
  Other                                                     310        478
  Transaction processing - US Order                         342        334
                                                       --------   --------
     Total operating revenues                            51,885     44,253
                                                       --------   --------

OPERATING EXPENSES
  Flight                                                 21,046     18,491
  Maintenance                                             7,446      6,681
  Aircraft costs                                         13,238     13,963
  Fuel                                                    7,310      9,371
  Flight operations subcontracted to other carriers       1,869        121
  Depreciation and amortization                           1,363        860
  Selling and administrative                              6,915      5,217
  Transaction processing - US Order                       5,090      2,401
                                                       --------   --------
     Total operating expenses                            64,277     57,105
                                                       --------   --------

OPERATING LOSS                                          (12,392)   (12,852)
                                                       --------   --------

OTHER INCOME (EXPENSE)
  Interest expense                                       (2,963)    (2,852)
  Interest income                                           300        263
  Gain on sale of US Order banking operations            14,547         --
  Other, net                                               (673)       (19)
                                                       --------   --------
     Total other income (expense)                        11,211     (2,608)
                                                       --------   --------

LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST                                  (1,181)   (15,460)

INCOME TAX BENEFIT                                           51         29

MINORITY INTEREST                                        (1,410)        --
                                                       --------   --------

NET LOSS                                               $ (2,540)  $(15,431)
                                                       ========   ========

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (CONTINUED)
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)

                                             1994                  1993
                                          ----------            ----------
NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE

  Primary                                  $  (0.16)             $  (1.06)
                                             ======                ======
  Fully diluted                            $      *              $      *
                                             ======                ======


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

  Primary                                15,537,230            14,594,472
                                         ==========            ==========
  Fully diluted                                   *                     *
                                         ==========            ==========

/*/  Fully diluted earnings per share are anti-dilutive.

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                         1994       1993
                                                       ---------  ---------
OPERATING REVENUES
  Contract flight operations                           $158,500   $155,730
  Flight operations subcontracted to other carriers       2,199      1,221
  Other                                                     723      1,173
  Transaction processing - US Order                       1,023        742
                                                       --------   --------
     Total operating revenues                           162,445    158,866
                                                       --------   --------

OPERATING EXPENSES
  Flight                                                 54,421     49,681
  Maintenance                                            18,482     23,505
  Aircraft costs                                         41,644     37,988
  Fuel                                                   29,456     33,138
  Flight operations subcontracted to other carriers       2,126      1,308
  Depreciation and amortization                           4,032      5,229
  Selling and administrative                             19,106     14,389
  Transaction processing - US Order                       9,714      7,227
  Loss on sale of Key Airlines                               --        837
                                                       --------   --------
     Total operating expenses                           178,981    173,302
                                                       --------   --------

OPERATING LOSS                                          (16,536)   (14,436)
                                                       --------   --------

OTHER INCOME (EXPENSE)
  Interest expense                                       (9,218)    (7,975)
  Interest income                                           777        609
  Gain on sale of World Airways                          26,922         --
  Gain on sale of US Order banking operations            14,547         --
  Other, net                                               (720)      (365)
                                                       --------   --------
     Total other income (expense)                        32,308     (7,731)
                                                       --------   --------

EARNINGS (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                                  15,772    (22,167)

INCOME TAX EXPENSE                                          (97)        (7)

MINORITY INTEREST                                        (2,040)     2,368
                                                       --------   --------

NET EARNINGS (LOSS)                                    $ 13,635   $(19,806)
                                                       ========   ========

                                                                     (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (CONTINUED)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)

                                               1994             1993
                                           ------------     ------------
NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE

  Primary                                    $     0.89       $    (1.37)
                                                  =====           ======
  Fully diluted                              $     0.79       $        *
                                                  =====           ======


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

  Primary                                    15,296,419       14,424,192
                                             ==========       ==========
  Fully diluted                              21,446,357                *
                                             ==========       ==========

/*/  Fully diluted earnings per share are anti-dilutive.

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                   Employee                 Total
                                                                                  Stock Owner-             Common
                                          Additional                              ship Plan     Treasury   Stock-
                              Common       Paid-in      Deferred      Retained    Guaranteed     Stock     holder's
                              Stock        Capital    Compensation    Deficit     Bank Loan     at cost    Deficit
                              -----        -------    ------------    -------     ---------     -------    -------
BALANCE AT
 12/31/93                  $  15,224    $ 34,071      $      0     $(148,114)   $  (1,914)  $  (340)  $(101,073)

Exercise of 149,900
 options and
 warrants                        151         636            --            --           --        --         787

Employee Stock
 Ownership Plan
 guaranteed bank
 loan                             --          --            --            --        1,914        --       1,914

Grant of stock options            --       2,217        (2,217)           --           --        --          --

Amortization of defer-
 red compensation                 --          --           809            --           --        --         809

Other                             --         114            --            --           --        --         114

Net earnings                      --          --            --        13,635           --        --      13,635
                            --------    --------       -------      --------       ------    ------    --------
BALANCE AT
 9/30/94                   $  15,375   $  37,038      $ (1,408)    $(134,479)     $     0   $  (340)  $ (83,814)
                            ========    ========       =======      ========       ======    ======    ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  1994       1993
                                                                ---------  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                $ 16,916   $ 13,759

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                               13,635    (19,806)
Adjustments to reconcile net earnings (loss) to cash
  used in operating activities:
  Depreciation and amortization                                    4,032      5,229
  Deferred gain recognition                                       (1,683)    (3,435)
  (Gain) loss on sale of equipment and property                      765       (140)
  Loss on sale of investments                                        101         --
  Minority interest on income (loss) of subsidiaries               2,040     (2,368)
  Gain on sale of World Airways                                  (26,922)        --
  Gain on sale of US Order banking operations                    (14,547)        --
  Other                                                            1,718        730
  Changes in certain assets and liabilities net of
     effects of non-cash transactions:
     Decrease in accounts receivable                               3,147      4,095
     Increase in deposits, prepaid expenses and other assets      (6,770)    (1,163)
     Increase (decrease) in accounts payable, accrued
       expenses and other liabilities                             (4,047)    10,380
                                                                --------   --------
  Net cash used by operating activities                          (28,531)    (6,478)
                                                                --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                               (4,370)   (23,530)
Disposals of equipment and property                                2,406      5,514
Proceeds from sale of US Order banking operations                 14,746         --
Proceeds from sales of investments                                 6,029      3,811
Purchase of investments                                           (6,133)    (1,090)
                                                                --------   --------
  Net cash provided (used) by investing activities                12,678    (15,295)
                                                                --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances under bank line of credit and debt                      68,763     21,897
Repayments under bank line of credit and debt                    (83,336)   (12,836)
Repayment of ESOP guaranteed bank loan                            (1,734)        --
Proceeds from stock transactions                                     913      2,287
Payment on redemption of preferred stock                          (2,718)        --
Proceeds from sale of World Airways                               24,651         --
Payment of dividends on US Order preferred stock                    (183)        --
Other                                                                 --        (71)
                                                                --------   --------
  Net cash provided by financing activities                        6,356     11,277
                                                                --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (9,497)   (10,496)
                                                                --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  7,419   $  3,263
                                                                ========   ========

NOTE: Cash payments of approximately $8.6 million and $7.0 million were made for interest in 1994 and 1993, respectively, and cash payments of approximately $0.1 million were made for income taxes in 1994 and 1993. Assets acquired through capital lease transactions were approximately $0.2 million and $10.1 million in 1994 and 1993, respectively. A DC10 engine was exchanged for $1.0 million in lieu of cash owed to lessors upon the return of three DC10 aircraft. A note payable of $1.1 million was issued in exchange for the redemption of US Order preferred stock.

     See accompanying Notes to Condensed Consolidated Financial Statements

                                WORLDCORP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of September 30, 1994, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1994 and 1993, the condensed consolidated statement of changes in common stockholders' deficit for the nine months ended September 30, 1994, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1994 and 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year. Certain 1993 amounts have been reclassified to conform with the 1994 presentation.

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

3. On March 31, 1994, the lease of three DC10-30 convertible aircraft expired. World Airways returned these aircraft during the third quarter. In connection with these lease terminations, the Company reversed $4.2 million in accrued maintenance reserves in 1994. On October 24, 1994, World Airways entered into a 4 1/2 month lease for a DC10 aircraft beginning November 15, 1994.

4. On August 1, 1994, US Order, Inc. ("US Order") sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("VISA") for $15.0 million. US Order is eligible to receive certain payments from VISA as additional purchase price consideration beginning January 1, 1995 and continuing through December 31, 2000. These potential additional payments will be based on the number of VISA customers using the US Order technology for bill payment, and will be calculated monthly and paid quarterly. In addition, WorldCorp has exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million which will increase its voting ownership percentage to 90% by January 1995.

5. World Airways' cockpit and flight attendant crewmembers are covered by collective bargaining agreements which expired in July 1992. On August 15, 1994, World Airways and the International Brotherhood of Teamsters ("Teamsters") executed a four-year agreement on behalf of World Airways' cockpit members, which was ratified on September 9, 1994. The agreement contains modifications to the crewmember work rules which will permit World Airways to take greater advantage of the operational capabilities of the MD-11 aircraft fleet in exchange for crewmember pay increases. World Airways is currently in negotiations with the Teamsters to develop a new agreement for the flight attendants.

                                                                      EXHIBIT 11
                                                                          1 OF 2

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES
                     CALCULATIONS OF LOSS PER COMMON SHARE
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                       1994          1993
                                   ------------  ------------

Loss from continuing operations    $    (2,540)  $   (15,431)
                                   ===========   ===========

 NET LOSS APPLICABLE TO
   COMMON STOCK                    $    (2,540)  $   (15,431)
                                   ===========   ===========

Weighted average common shares
 outstanding                        15,537,230    14,594,472
                                   ===========   ===========

 NET LOSS PER SHARE OF COMMON
   STOCK                           $     (0.16)  $     (1.06)
                                   ===========   ===========

                                                                      EXHIBIT 11
                                                                          2 OF 2

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES
               CALCULATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                            1994                1993
                                                 -------------------------    ---------

                                                                 Fully
                                                  Primary       Diluted
                                                -----------    ----------
Earnings (loss) from continuing operations      $    13,635   $    13,635   $   (19,806)

Plus: Assumed interest expense reduction
      from conversion of Convertible Debt                --         3,413            --
                                                 ----------    ----------    ----------

  NET EARNINGS (LOSS) APPLICABLE
    TO COMMON STOCK                             $    13,635      $ 17,048   $   (19,806)
                                                 ==========    ==========    ==========

Weighted average common shares
  outstanding                                    15,296,419    21,446,357    14,424,192

PRIMARY AND FULLY DILUTED NUMBER OF SHARES       15,296,419    21,446,357    14,424,192
                                                 ==========    ==========    ==========

  NET EARNINGS (LOSS) PER SHARE
     OF COMMON STOCK                            $      0.89   $      0.79   $     (1.37)
                                                 ==========    ==========    ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------

    Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its condensed consolidated financial statements. These statements primarily include the accounts of the contract flight operations of World Airways, Inc. ("World Airways"). On February 28, 1994, the Company sold 24.9% of its ownership in World Airways to MHS Berhad, a Malaysian aviation company. WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a company which has developed systems that facilitate banking, bill payment, enhanced telephone services, and shopping from the home. In December 1993, US Order completed a $12.0 million private equity placement. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("VISA"). As of September 30, 1994, WorldCorp owns 48% of the voting stock of US Order. In addition, WorldCorp has exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million which will increase its voting ownership percentage to 90% (see "Business Trends") by January 1995. US Order's results of operations are consolidated in the accompanying financial statements.

GENERAL

    WorldCorp owns majority positions in companies that operate in two distinct business areas: air transportation (through World Airways) and transaction processing (through US Order). MHS Berhad of Malaysia is an equity investor in World Airways. Knight Ridder is an equity investor in US Order.

AIR TRANSPORTATION
- ------------------

    World Airways is a contract air carrier that generally charges customers based on a block hour basis rather than a per seat or per pound basis. A "block hour" is defined as the elapsed time computed from the moment the aircraft moves at its point of origin to the time it comes to rest at its destination. Fluctuations in flight revenues are not necessarily indicative of true growth because of shifts in the mix between full service contracts and basic contracts. Under the terms of full service contracts, World Airways is responsible for all costs associated with operating these contracts and receives a higher rate per hour. Under the terms of basic contracts, World Airways provides only certain services associated with the contract including aircraft, crews, insurance, and maintenance ("Basic Contracts"). World Airways typically charges a lower rate per hour for basic contracts since the customer is responsible for other operating costs. For this reason, it is important to measure pure growth through block hours flown rather than actual revenues earned. Typically, U.S. military contracts are full service contracts where the rate paid is set annually and consists of all flying costs, including fuel and ground handling of the aircraft and cargo.

    The Company's current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual airports. In addition, the Company receives certain volume discounts. The Company purchases no fuel under long-term contracts nor does the Company enter into futures or fuel swap contracts. The Company manages fuel price risk by making the Company's customers responsible (in all of the Company's contracts) for potential fuel price fluctuations in excess of five percent.

Customers
- ---------

    World Airways' business relies heavily on its U.S. Air Mobility Command ("AMC"), Malaysian Airline System Berhad ("MAS"), and P.T. Garuda Indonesia ("Garuda") contracts, which provided 24%, 17%, and 21%, respectively, of consolidated revenues in 1993, and 19%, 16%, and 16%, respectively, of total block hours in 1993. During the first nine months of 1994, AMC, MAS, and Garuda contracts provided 19%, 11%, and 31%, respectively, of consolidated revenues, and 15%, 10%, and 25%, respectively, of total block hours. The loss of any of these contracts or a substantial reduction in business from any of these contracts, if not replaced, would have a material adverse effect on the Company's revenues and financial condition.

    AMC has awarded contracts to World Airways since 1956. The minimum contract amount for 1995 of $35.2 million is a 73% increase over 1994, and will be augmented by further expansion business. Expansion business totalled 161% of the minimum contract amount for 1993 and 163% for the first nine months of 1994. World Airways cannot determine how any future cuts in military spending may affect future operations with AMC.

    World Airways has provided service to MAS since 1981, providing aircraft for integration into MAS' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. The current MAS contract, which was entered into in 1992, expires in 1996. In 1993, World Airways provided four aircraft for Hadj operations. MHS Berhad ("MHS"), which recently acquired 24.9% of World Airways, has acquired 32% of MAS. Due to the strengthening of the MHS/MAS relationship, World Airways has agreed to provide aircraft to MAS under long-term contracts (see Business Trends).

  World Airways has provided service to Garuda since 1988 under an annual contract. World Airways provided six aircraft for the 1994 Garuda Hadj operations. In addition, World Airways has provided aircraft for Garuda's cargo operations in previous years.

TRANSACTION SERVICES
- --------------------

    US Order is a leading provider of interactive transaction services to the home and the only company with a smart-screen based telephone that is fully operational with a broad menu of available services. The company completed a transaction with VISA International Services Association, Inc. ("VISA") on August 1, 1994 in which the company sold its banking and bill payment operations to VISA for $15.0 million in cash plus certain future payments. US Order is eligible to receive certain payments from VISA as additional consideration beginning January 1, 1995 and ending December 31, 2000. These potential additional payments are derived from the number of VISA customers worldwide using the US Order technology for bill payment. No assurances can be given as to the amount of the royalty payments that will be received from VISA.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE THREE MONTHS ENDED
- ------------------------------------------------------------------------
SEPTEMBER 30, 1993
- ------------------

Operating Revenue
- -----------------

    In the third quarter of 1994, operating revenues increased $7.6 million (17%) to $51.9 million. This increase is due to an increase in block hours flown. Block hours increased 24% to 6,622 in 1994 from 5,349 in 1993. This increase was partially offset by an eight percent decrease in revenue per block hour to $7,447 in 1994 from $8,110 in 1993 due to the shift in the mix of business to more basic contracts. Block hours under full service contracts were 68% of total block hours in 1994 and 92% in 1993.

    Aircraft capacity, the number of days that the Company's aircraft are available for service (including days in maintenance), decreased to 7.1 available aircraft per day in the third quarter of 1994 from 9.3 in 1993. This decrease was offset by a 61% increase in daily aircraft utilization to 10.1 hours in 1994 from 6.3 hours in 1993. Aircraft utilization is measured by the total block hours that the Company's aircraft were in use divided by the number of days that the aircraft were available for service (including days in maintenance).

Operating Expenses
- ------------------

    Flight costs increased $2.6 million (14%) due to an increase in block hours flown offset by a shift to more Basic Contracts.

    Maintenance costs increased $0.8 million (11%) due to the increase in block hours flown. Maintenance cost per block hour was $1,124 in the third quarter of 1994 compared with $1,249 in 1993. This decrease in maintenance cost per block hour was largely due to a reduction of higher cost DC10 aircraft in favor of the MD-11 aircraft.

    Aircraft costs decreased $0.7 million (5%) in 1994. This decrease was primarily due to a reduction of $3.0 million in rent costs associated with the return of three DC10 aircraft in 1993 and three DC10 aircraft in the third quarter of 1994. Partially offsetting this decrease was a $1.9 million increase in rent cost associated with the delivery of one MD-11 aircraft during April 1994.

    Fuel costs decreased by $2.1 million (22%) primarily due to a decrease in full service contracts and a decrease in fuel price per gallon.

    Flight operations subcontracted to other carriers increased $1.7 million primarily due to the subservice of flights due to technical delays.

    Depreciation and amortization increased $0.5 million (59%). In 1993 World Airways reversed $1.1 million of previously expensed improvements associated with two DC10-30 aircraft which were returned in July 1993. This increase was partially offset by a reduction in depreciation associated with the return of DC10 aircraft to their lessors.

    Selling and administrative costs increased $1.7 million (33%) primarily as a result of increased marketing efforts and stock options granted to certain executives resulting in non-cash compensation expense.

Transaction Services - US Order
- -------------------------------

    On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA ("the VISA transaction"). The accompanying statements of operations include 58% of the results of operations of US Order prior to the VISA transaction and 64% thereafter. These percentages are based on liquidation preferences. In the third quarter of 1994, the Company recorded $7.0 million of net income (net of $2.5 million of minority interest) relating to US Order, compared to $2.2 million of losses in 1993. This $9.2 million increase is due to a $10.7 million gain (net of minority interest) resulting from the VISA transaction offset by $1.9 million of compensation expense (net of minority interest) from the buyout of US Order employee stock options as part of the VISA transaction. WorldCorp has exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million, which will increase its ownership of the voting stock to 90% by January 1995.

Non-Operating Items
- -------------------

    Other non-operating expenses increased $0.7 million primarily due to the loss on the sale of a DC-10 engine.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
- --------------------------------------------------------------------------------
30, 1993
- --------

Operating Revenue
- -----------------

    In the first nine months of 1994, operating revenues increased $3.6 million (2%) to $162.4 million primarily due to an increase in block hours flown. Block hours increased 15% to 20,279 in 1994 from 17,684 in 1993. This increase was partially offset by guaranteed minimum payments related to the 1994 Hadj of $0.2 million which were significantly below guaranteed minimum payments of $8.3 million in 1993. This increase was also offset by an 11% decrease in revenue per block hour to $7,815 in 1994 from $8,806 in 1993 (excluding revenue from guaranteed block hours). Block hours under full service contracts were 75% of total block hours in 1994 and 94% in 1993.

    Aircraft capacity, the number of days that the Company's aircraft are available for service (including days in maintenance), decreased to 8.7 available aircraft per day in the first nine months of 1994 from 9.0 in 1993. This decrease was offset by an 18% increase in daily aircraft utilization to 8.5 hours in 1994 from 7.2 hours in 1993. Aircraft utilization is measured by the total block hours that the Company's aircraft were in use divided by the number of days that the aircraft were available for service (including days in maintenance).

Operating Expenses
- ------------------

    Flight costs increased $5.0 million (10%) primarily due to costs associated with increased passenger flying.

    Maintenance costs decreased by $5.0 million (21%). In 1994, the lease of three DC10-30 aircraft expired and excess accrued maintenance reserves of $4.2 million associated with these aircraft were reversed. Excluding the effect of this reversal, maintenance cost per block hour was $1,120 in the first nine months of 1994 compared with $1,329 in 1993. The reduced maintenance costs are due, in part, to guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft. The Company is, in part, relying on manufacturers' guidelines to estimate future maintenance costs on the MD-11 aircraft. In addition, the reduced maintenance costs are due, in part, to a decrease in costs associated with the DC10 aircraft.

    Aircraft costs increased by $3.6 million (10%) in 1994. This increase was primarily due to a $12.1 million increase in rent cost associated with the delivery of five MD-11 aircraft during March and April 1993 and April 1994. In addition, the company incurred $1.6 million of rent costs associated with the short-term lease of two aircraft in 1994. Partially offsetting these increases was $10.2 million in rent costs associated with three DC10 aircraft which were returned in 1993 and three DC10 aircraft returned in the third quarter of 1994.

    Fuel costs decreased by $3.7 million (11%) primarily due to a decrease in full service contracts and a decrease in fuel price per gallon.

    Flight operations subcontracted to other carriers decreased $0.8 million (63%) primarily due to the subservice of AMC flights during 1993's Hadj program.

    Depreciation and amortization decreased $1.2 million (23%) primarily as a result of the elimination of costs for leasehold improvements to two DC10-30 aircraft integrated into World Airways' fleet in April 1992. These aircraft were initially leased under twelve-year operating leases and were returned to their lessor in July 1993, accelerating the amortization of the related leasehold improvements. In addition, depreciation expense decreased due to stopping depreciation on excess DC10 spare parts currently held for sale following the return of the DC10 aircraft. This decrease was partially offset by the depreciation of spare parts purchased for MD-11 aircraft integrated into the fleet in 1993.

    Selling and administrative costs increased $4.5 million (30%) primarily as a result of increased legal and professional fees and marketing efforts. In addition, the Company granted stock options to certain executives, resulting in compensation expense.

Transaction Services - US Order
- -------------------------------

    In the first nine months of 1994, the Company recorded $2.5 million of net income (net of $2.5 million of minority interest) relating to US Order, compared to $5.0 million of losses (net of $2.4 million of minority interest) in 1993. This $7.5 million increase is due to a $10.7 million gain (net of minority interest) resulting from the VISA transaction offset primarily by $1.9 million of compensation expense (net of minority interest) from the buyout of US Order employee stock options as part of the VISA transaction.

Non-Operating Items
- -------------------

    Interest income increased $0.2 million as a result of higher investment balances. Interest expense increased $1.2 million (16%) in 1994 as a result of MD-11 rotables financing, aircraft rent deferrals, and use of a bank line of credit. In addition, WorldCorp recognized a gain of $26.9 million from the sale of 24.9% of World Airways common stock in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's air transportation subsidiary operates in a very challenging business environment. During the past several years, the combination of a generally weak economy, reduced military spending, and the depressed state of the airline industry and the economy has adversely affected the Company's operating performance. There has been significant recent growth in demand within the industry, however, yields remain low. The Company is highly leveraged primarily due to losses sustained by World Airways' discontinued scheduled operations between 1979 and 1986, and losses the Company incurred in 1990, 1992, and 1993. The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, secured borrowings, and other financings from banks and other lenders.

Cash Flows from Operating Activities
- ------------------------------------

    During the first nine months of 1994, operating activities used $28.5 million compared to $6.5 million in the prior year. This decrease in cash is primarily due to operating losses incurred in 1994, MD-11 aircraft security deposits, and a decrease in accounts payable due to payments to lessors and reversal of excess accruals relating to the return of DC10 aircraft to their lessors.

Cash Flows from Investing Activities
- ------------------------------------

    Cash flows from investing activities provided $12.7 million in 1994 as compared to using $15.3 million in 1993. In 1994, the Company purchased spare parts for one MD-11 aircraft integrated into the fleet in April 1994. In 1993, the Company purchased spare parts for four MD-11 aircraft integrated into the fleet in March and April 1993. These purchases were offset by the sale of equipment and investments. In addition, US Order sold its banking operations to VISA for $14.7 million (net of related expenses).

Cash Flows from Financing Activities
- ------------------------------------

    In the first nine months of 1994, financing activities provided $6.4 million as compared to $11.3 million in the prior year. In 1994, the Company sold 24.9% of World Airways to MHS for $24.7 million. In addition, US Order repurchased $2.7 million of preferred stock. The Company made $16.3 million of net repayments for debt and a bank line of credit in 1994 versus acquiring $9.1 million of additional debt and a bank line of credit in 1993. Finally, the Company received $0.9 million from stock transactions in 1994 versus $2.3 million in 1993.

Capital Plans
- -------------

    In October 1992 and January 1993, World Airways signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years. World Airways has taken delivery of four passenger MD-11 aircraft and one freighter MD-11 and is scheduled to take delivery of two convertible MD-11s in 1995. Two of the passenger MD-11 aircraft replaced the two passenger DC10-30 aircraft which were integrated into World Airways' fleet in April 1992 and returned to McDonnell Douglas in July 1993. The delivery of the convertible MD-11s is expected to occur approximately nine months after the end of the lease of three DC10-30 convertibles during the third quarter of 1994. World Airways plans to exit DC10 aircraft and ultimately standardize its fleet around the MD-11 aircraft. World Airways, however, recently entered into a 4 1/2 month lease for a DC10 aircraft beginning November 15, 1994. World Airways may choose to lease additional DC10 aircraft to meet short-term peak demand requirements.

    World Airways made $5.9 million of capital expenditures and cash deposits for MD-11 integration in the first nine months of 1994. World Airways estimates that its required capital expenditures for MD-11 integration will be approximately $0.5 million for the remainder of 1994 and $9.8 million in 1995. While World Airways is seeking financing for the purchase of additional spare parts relating to the new MD-11 aircraft, no assurances can be given that the Company will obtain the necessary financing. As of September 30, 1994, the Company holds approximately $16.0 million (at book value) of aircraft spare parts and transaction processing terminals currently available for sale. The Company anticipates proceeds from the sale of a portion of these assets to be approximately $1.1 million for the remainder of 1994 and $4.8 million in 1995.

    US Order's working capital and capital expenditure requirements for the next twelve months are expected to be approximately $4.0 million. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA for $15.0 million plus certain future payments. Approximately $5.6 million of these proceeds will be used to fund future working capital requirements of US Order.

    On August 25, 1994, the Company's Board of Directors approved the exercise of WorldCorp's option to purchase 4.8 million shares of US Order common stock currently held by its founders. Under the terms of this agreement,

WorldCorp shall pay $3.9 million in consideration as follows: $2.1 million in shares of WorldCorp common stock and $1.8 million in cash. As a result of this agreement, WorldCorp will increase its voting ownership in US Order to 90% by January 1995.

    As of November 11, 1994, WorldCorp has invested $11.7 million of equity (net of $3.3 million received from the retirement of a portion of US Order preferred stock - see "Financing Developments") and $3.5 million of unsecured debt in US Order. WorldCorp does not plan to provide additional financing to US Order in 1994 or 1995.

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

    Second, in 1993, World Airways closed an agreement with a financial institution for a $20.0 million credit facility collateralized by certain receivables and spare parts. This agreement contains certain covenants related to World Airways' financial condition and operating results. Approximately $10.8 million of the proceeds from this transaction were used to retire existing obligations. The balance was added to cash reserves. As of October 31, 1994, $4.4 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized with $1.8 million borrowing capacity currently available. World Airways was not in compliance with its debt covenants at the end of the third quarter but has obtained a waiver of these covenants from the financial institution. World Airways will not meet these required covenants in the fourth quarter of 1994, and will seek waivers. No assurances can be given, however, that the Company will obtain the required waivers.

    Third, on August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA for $15.0 million and a 72 month royalty stream commencing January 1, 1995 and ending December 31, 2000 (the "Royalty Period"). Of the proceeds received by US Order, $9.4 million was used to retire a portion of its preferred stock (of which WorldCorp received $3.3 million) and vested employee options. The remaining $5.6 million of these proceeds will be used to fund future working capital requirements of US Order. The royalty amount is based on the number of VISA customers using the electronic banking and bill payment technology sold by US Order to VISA. To date, VISA has contracted with approximately 30 U.S.-based financial institutions (including six of the nation's top 20 banks) to offer the VISA bill pay system. No assurances can be given as to the amount of the royalty payments that will be received from VISA.

    As of this date, WorldCorp has sufficient cash reserves and likely financing sources to meet its obligations for the foreseeable future. Similarly, having completed the VISA transaction, US Order has sufficient cash reserves and likely financing sources to meet its obligations for the foreseeable future. World Airways' overall financial condition is significantly improved from this time one year ago. World Airways' management believes it has sufficient financial flexibility to fund its operations through borrowing capabilities with lenders or affiliates and cost reduction activities detailed below.

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

    Soft demand and weakening yields have adversely affected worldwide cargo and passenger markets. In response, World Airways has significantly increased its worldwide sales and marketing presence by 1) selling 24.9% of its equity to MHS Berhad, solidifying a marketing alliance with a leading aviation company in Malaysia, 2) recruiting active outside board members with experience in worldwide aviation and travel services, and 3) increasing its internal sales and marketing staff from two to seven executives. Flying levels year-to-date through October 1994 increased 13% over the same period in 1993.

    As a result of its marketing alliance with MAS and increased marketing efforts, World Airways has entered into several important contracts. First, MAS has contracted for two MD-11 cargo aircraft for a total of 800 hours a month over a five-year period. Operations for one aircraft began in September 1994. The other contract commences in March 1995. Second, World Airways recently began a six month contract with MAS for two MD-11 passenger aircraft. World Airways is seeking to extend this contract over a long-term period. Third, World Airways has obtained regulatory approval from the Government of Israel to operate a scheduled service commencing in the spring of 1995.

    In order to make World Airways more cost-competitive with certain passenger and cargo carriers, and to improve cash flow, World Airways' management has taken a series of steps to reduce operating costs. These steps generally involve eliminating business activities that are not essential to World Airways' operations, including eliminating those costs which customers are not prepared to compensate for in the form of higher prices. World Airways' management believes that these actions, which began earlier in the third quarter, may result in improvements in operating income and cash flow of up to $16.0 million, annually.

    World Airways' cockpit and flight attendant crewmembers are covered by collective bargaining agreements which expired in July 1992. On August 15, 1994, World Airways and the Internatioanl Brotherhood of Teamsters ("Teamsters") executed a four-year agreement on behalf of World Airways' cockpit members, which was ratified on September 9, 1994. The agreement contains modifications to the crewmember work rules which will permit World Airways to take greater advantage of the operational capabilities of the MD-11 aircraft fleet in exchange for crewmember pay increases. World Airways is currently in negotiations with the Teamsters to develop a new agreement for the flight attendants.

    US Order's research clearly indicated the importance of bill payment and banking services in attracting and retaining customers. In addition, such research indicated that consumers prefer to receive these banking services through their local bank. The transaction with VISA helps to deliver to consumers the banking services they demand through the channel they expect. As a result of the VISA transaction, US Order's business shifts from that of a retailer where the company spends significant amounts of capital up front to acquire customers, to that of a wholesaler, where the consumer acquisition costs are borne by the third parties such as VISA and its member banks. The company believes that the VISA transaction sharply reduces the risk of US Order's future performance while also expanding the business opportunities available to US Order including customization services, smart telephones, non-financial applications, customer service, and facilities management.

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

    The $20 million credit facility also contains restrictions on World Airways' ability to pay dividends. Under this agreement, World Airways cannot declare, pay, or make any dividend or distribution in excess of the lesser of $4.5 million or 50% of net income for the previous nine months. In addition, World Airways must have a cash balance of at least $7.5 million immediately after giving effect to such dividend.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

(a)  Exhibits
     --------

  Exhibit
    No.                                       Exhibit
  -------                                     -------
   3.1       Certificate of Incorporation of WorldCorp, Inc. dated March 16,         Incorporated
             1987. [Filed as Exhibit 3.1 to WorldCorp, Inc.'s Registration           by reference
             Statement on Form S-4 (Commission File No. 33012735) filed on
             March 19, 1987 and incorporated herein by reference.]

   3.2       Amended and Restated Bylaws of WorldCorp, Inc. dated November 13,       Incorporated
             1987. (Filed as Exhibit 3.1 to WorldCorp, Inc.'s Annual Report on       by reference
             Form 10-K for the fiscal year ended December 31, 1987 and
             incorporated herein by reference.)

   4.1       Indenture dated as of August 1, 1987 between WorldCorp, Inc. and        Incorporated
             Norwest Bank of Minneapolis, N.A. (Filed as Exhibit 4.1 to              by reference
             Amendment No. 2 to WorldCorp, Inc.'s Form S-2 Registration
             Statement (Commission File No. 33-1358276) filed August 13, 1987 and incorporated herein by reference.]

   4.2       First Supplemental Indenture dated as of March 1, 1988 between          Incorporated
             WorldCorp, Inc. and Norwest Bank of Minneapolis, N.A. (Filed as         by reference
             Exhibit 4.2 to WorldCorp, Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1988 and incorporated herein by reference.)

   10.1      Warrant Agreement between WorldCorp, Inc. and Drexel Burnham            Incorporated
             Lambert, Incorporated ("Drexel") dated as of June 30, 1988.             by reference
             (Filed as Exhibit 10.1 to WorldCorp, Inc.'s Form 10-Q for the
             quarter ended March 31, 1989 and incorporated herein by
             reference.)

   10.2      Employment Agreement dated as of November 10, 1988 between              Incorporated
             WorldCorp, Inc. and T. Coleman Andrews, III. (Filed as Exhibit          by reference
             10.4 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
             fiscal year ended December 31, 1988 and incorporated herein by reference.)

   10.4      Aircraft Lease Agreement dated as of March 30, 1987 between World       Incorporated
             Airways, Inc. and The Connecticut National Bank, not in its             by reference
             individual capacity, but solely as Owner Trustee. (Filed as
             Exhibit 10.34 to World Airways, Inc.'s Annual Report on Form 10-K
             for the fiscal year ended December 31, 1986 and incorporated herein by reference.)

   10.5      Merger Agreement and Plan of Reorganization dated as of April 28,       Incorporated
             1987 by and among World Airways, Inc., World Merger Corporation         by reference
             and WorldCorp, Inc. [Filed as Exhibit 10.50 to WorldCorp, Inc.'s
             Form S-2 Registration Statement (Commission File No. 33-1358276)
             filed on July 31, 1987 and incorporated herein by reference.]

   10.6      Assumption Agreement dated as of June 23, 1987 among WorldCorp,         Incorporated
             Inc., World Airways, Inc. and T. Coleman Andrews, III. [Filed as        by reference
             Exhibit 10.51 to WorldCorp, Inc.'s Form S-2 Registration
             Statement (Commission File No. 33-1358276) filed on July 31, 1987 and incorporated herein by reference.]


  Exhibit
    No.                                    Exhibit
  -------                                  -------
   10.7      Assumption Agreement dated as of June 23, 1987 among WorldCorp,         Incorporated
             Inc., World Airways, Inc. and D. Fraser Bullock. [Filed as              by reference
             Exhibit 10.52 to WorldCorp, Inc.'s Form S-2 Registration
             Statement (Commission File No. 33-1358276) filed on July 31, 1987 and incorporated herein by reference.]

   10.8      Guaranty and Amendment Agreement dated as of June 23, 1987              Incorporated
             between WorldCorp, Inc. and The Connecticut National Bank, a            by reference
             national banking association, as Owner Trustee, with Burnham
             Leasing Corporation, as Owner Participant. [Filed as Exhibit
             10.55 to WorldCorp, Inc.'s Form S-2 Registration Statement
             (Commission File No. 33-1358276) filed July 31, 1987 and
             incorporated herein by reference.]

   10.9      Form of Assumption Agreement dated as of June 23, 1987 among            Incorporated
             WorldCorp, Inc., World Airways, Inc. and each Indemnified Party.        by reference
             [Filed as Exhibit 10.60 to WorldCorp, Inc.'s Form S-2
             Registration Statement (Commission File No. 33-1358276) filed on
             July 31, 1987 and incorporated herein by reference.]

   10.10     Agreement between World Airways, Inc. and Cockpit Crewmembers           Incorporated
             represented by International Brotherhood of Teamsters. [Filed by        by reference
             reference as Exhibit 10.66 to WorldCorp, Inc.'s Form S-3
             Registration Statement (Commission File No. 2-91998) filed on
             December 10, 1987 and incorporated herein by reference.]

   10.11     Agreement between World Airways, Inc. and Flight Attendants             Incorporated
             represented by International Brotherhood of Teamsters. [Filed           by reference
             reference as Exhibit 10.67 to WorldCorp, Inc.'s Form S-3
             Registration Statement (Commission File No. 2-91998) filed on
             December 10, 1987 and incorporated herein by reference.]

   10.12     Agreement between World Airways, Inc. and Mechanics represented         Incorporated
             by the International Brotherhood of Teamsters. (Filed as Exhibit        by reference
             10.41 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
             fiscal year ended December 31, 1988 and incorporated herein by reference.)

   10.13     Agreement between World Airways, Inc. and Stock Clerks and Store        Incorporated
             Room Employees represented by the International Brotherhood of          by reference
             Teamsters. (Filed as Exhibit 10.42 to WorldCorp, Inc.'s Annual
             Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.)

   10.14     Office Lease - The Hallmark Building dated as of May 16, 1987           Incorporated
             between WorldCorp, Inc. and GT Renaissance Centre Limited               by reference
             Partnership. (Filed as Exhibit 10.36 to WorldCorp, Inc.'s Annual
             Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

   10.15     Lease Amendment dated as of June 27, 1989 between WorldCorp, Inc.       Incorporated
             and GT Renaissance Centre Limited Partnership. (Filed as Exhibit        by reference
             10.37 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
             fiscal year ended December 31, 1989 and incorporated herein by reference.)


  Exhibit
    No.                                       Exhibit
  -------                                     -------
   10.16     Office Lease - The Hallmark Building dated as of September 20,          Incorporated
             1989 between World Airways, Inc. and GT Renaissance Centre Limited      by reference
             Partnership. (Filed as Exhibit 10.38 to WorldCorp, Inc's Annual
             Report on form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

   10.17     Warrant Agreement dated as of July 22, 1989 between WorldCorp,          Incorporated
             Inc. and Charles W. Pollard. (Filed as Exhibit 10.45 to WorldCorp,      by reference
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1989 and incorporated herein by reference.)

   10.18     Warrant Agreement dated as of July 22, 1989 between WorldCorp,          Incorporated
             Inc. and T. Coleman Andrews. (Filed as Exhibit 10.46 to WorldCorp,      by reference
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1989 and incorporated herein by reference.)

   10.19     Warrant Agreement dated as of February 23, 1990 between WorldCorp,      Incorporated
             Inc. and D. Fraser Bullock. (Filed as Exhibit 10.47 to WorldCorp,       by reference
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1989 and incorporated herein by reference.)

   10.20     WorldCorp, Inc. Employee Savings and Stock Ownership Plan. (Filed       Incorporated
             Exhibit 10.49 to WorldCorp, Inc.'s Annual Report on Form 10-K           by reference
             as for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

   10.21     Amendment No. 1 to WorldCorp Inc. Employee Savings and Stock            Incorporated
             Ownership Plan. (Filed as Exhibit 10.50 to WorldCorp, Inc.'s            by reference
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1989 and incorporated herein by reference.)

   10.22     Loan and Security Agreement dated as of May 24, 1989 between            Incorporated
             WorldCorp Employee Savings and Stock Ownership Trust and American       by reference
             Security Bank, N.A. (Filed as Exhibit 10.51 to WorldCorp, Inc.'s
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1989 and incorporated herein by reference.)

   10.23     Guaranty Agreement dated as of May 24, 1989 by WorldCorp, Inc. for      Incorporated
             the benefit of American Security Bank, N.A. (Filed as Exhibit           by reference
             10.52 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
             fiscal year ended December 31, 1989 and incorporated herein by reference.)

   10.24     Guarantor's Security Agreement dated as of May 24, 1989 between         Incorporated
             WorldCorp, Inc. and American Security Bank, N.A. (Filed as Exhibit      by reference
             10.53 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
             fiscal year ended December 31, 1989 and incorporated herein by reference.)

   10.25     Warrant Agreement dated as of August 25, 1986 between World             Incorporated
             Airways, Inc. and T. Coleman Andrews, III. [Filed as Exhibit 10.13      by reference
             to WorldCorp, Inc.'s Form S-4 Registration Statement (Commission
             File No. 33-12735), filed March 19, 1987 and incorporated herein by reference.]


  Exhibit
    No.                               Exhibit
  -------                             -------
   10.26     Warrant Agreement dated as of August 25, 1986 between World             Incorporated
             Airways, Inc. and D. Fraser Bullock.  [Filed as Exhibit 10.14 to        by reference
             WorldCorp, Inc.'s Form S-4 Registration Statement (Commission File
             No. 33-12735), filed March 19, 1987 and incorporated herein by reference.]

   10.27     Aircraft Warranty Bill of Sale dated as of January 15, 1991 between     Incorporated
             World Airways, Inc. and First Security Bank of Utah, N.A., not in its   by reference
             individual capacity, but solely as Owner Trustee.  (Filed as Exhibit
             10.46 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.)

   10.28     Aircraft Lease Agreement dated as of January 15, 1991 between World     Incorporated
             Airways, Inc. and First Security Bank of Utah, N.A.,  not in its        by reference
             individual capacity, but solely as Owner Trustee.  (Filed as Exhibit
             10.47 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.)

   10.29     Loan and Security Agreement dated as of February 26, 1992 between       Incorporated
             WorldCorp, Inc. and US Order Incorporated.  (Filed as Exhibit 10.38     by reference
             to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

   10.30     Aircraft Lease Agreement I dated as of February 12, 1992 between        Incorporated
             McDonnell Douglas Finance Corporation and World Airways, Inc.           by reference
             (Filed as Exhibit 10.39 to WorldCorp, Inc.'s Annual Report on Form
             10-K for the fiscal year ended December 31, 1991 and incorporated by reference.)

   10.31     Aircraft Lease Agreement II dated as of February 12, 1992 between       Incorporated
             McDonnell Douglas Finance Corporation and World Airways, Inc.           by reference
             (Filed as Exhibit 10.40 to WorldCorp, Inc.'s Annual Report on Form
             10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

   10.32     Aircraft Engine Purchase Agreement dated as of April 26, 1991 between   Incorporated
             Terandon Leasing Corporation and World Airways, Inc.  (Filed as         by reference
             Exhibit 10.41 to WorldCorp, Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1991 and incorporated herein by reference.)

   10.33     Aircraft Engine Lease Agreement dated as of April 26, 1991 between      Incorporated
             Terandon Leasing Corporation and World Airways, Inc.  (Filed as         by reference
             Exhibit 10.42 to WorldCorp, Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1991 and incorporated herein by reference.)

   10.34     Guaranty Agreement I dated as of February 12, 1992 between              Incorporated
             McDonnell Douglas Finance Corporation and World Airways, Inc.           by reference
             (Filed as Exhibit 10.43 to WorldCorp, Inc.'s Annual Report on Form
             10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)


  Exhibit
    No.                                       Exhibit
  -------                                     -------
   10.35     Guaranty Agreement II dated as of February 12, 1992 between             Incorporated
             McDonnell Douglas Finance Corporation and World Airways, Inc.           by reference
             (Filed as Exhibit 10.44 to WorldCorp, Inc.'s Annual Report on Form
             10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

   10.36     Series A Preferred Stock Purchase Agreement dated as of September       Incorporated
             14, 1990 between US Order, Inc. and WorldCorp, Inc. (Filed as           by reference
             Exhibit 10.45 to WorldCorp, Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1991 and incorporated herein by reference.)

   10.37     Stock Restriction Agreement dated as of September 14, 1990 between      Incorporated
             WorldCorp, Inc., William F. Gorog, Jonathan M. Gorog, Peter M.          by reference
             Gorog, Henry R. Nichols, William N. Melton and John Porter. (Filed
             as Exhibit 10.46 to WorldCorp, Inc.'s Annual Report on Form 10-K
             for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

   10.38     Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as      Incorporated
             of September 30, 1992 between World Airways, Inc. and International     by reference
             Lease Finance Corporation. (Filed as Exhibit 10.38 to WorldCorp,
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1992 and incorporated herein by reference.)

   10.39     Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as      Incorporated
             of September 30, 1992 between World Airways, Inc. and International     by reference
             Lease Finance Corporation. (Filed as Exhibit 10.39 to WorldCorp,
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1992 and incorporated herein by reference.)

   10.40     Aircraft Lease Agreement for Aircraft Serial Number 48520 dated as      Incorporated
             of September 30, 1992 between World Airways, Inc. and International     by reference
             Lease Finance Corporation. (Filed as Exhibit 10.40 to WorldCorp,
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1992 and incorporated herein by reference.)

   10.41     Aircraft Lease Agreement for Aircraft Serial Number 48633 dated as      Incorporated
             of September 30, 1992 between World Airways, Inc. and International     by reference
             Lease Finance Corporation. (Filed as Exhibit 10.41 to WorldCorp,
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1992 and incorporated herein by reference.)

   10.42     Aircraft Lease Agreement for Aircraft Serial Number 48631 dated as      Incorporated
             of September 30, 1992 between World Airways, Inc. and International     by reference
             Lease Finance Corporation. (Filed as Exhibit 10.42 to WorldCorp,
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1992 and incorporated herein by reference.)

   10.43     Aircraft Lease Agreement for Aircraft Serial Number 48632 dated as      Incorporated
             Incorporated of September 30, 1992 between World Airways, Inc. and      by reference
             International by reference Lease Finance Corporation. (Filed as
             Exhibit 10.43 to WorldCorp, Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1992 and incorporated herein by reference.)


  Exhibit
    No.                                       Exhibit
  -------                                     -------
   10.44     AMC contract between Air Mobility Command and World Airways, Inc.       Incorporated
             effective January 1, 1993. (Filed as Exhibit 10.44 to WorldCorp,        by reference
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1992 and incorporated herein by reference.)

   10.45     MD-11 Aircraft Charter Agreement dated as of March 18, 1993 be-         Incorporated
             tween World Airways, Inc. and PT. Garuda Indonesia. (Filed as           by reference
             Exhibit 10.45 to WorldCorp, Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1992 and incorporated herein by reference.)

   10.45     DC10-30 Aircraft Charter Agreement dated as of March 18, 1993 be-       Incorporated
             tween World Airways, Inc. and PT. Garuda Indonesia. (Filed as           by reference
             Exhibit 10.45 to WorldCorp, Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1992 and incorporated herein by reference.)

   10.46     Accounts Receivable Management and Security Agreement dated as of       Incorporated
             December 7, 1993 between World Airways, Inc. and BNY Financial          by reference
             Corporation. (Filed as Exhibit 10.46 to WorldCorp, Inc.'s Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.47     Aircraft Parts Security Agreement dated as of December 7, 1993          Incorporated
             between World Airways, Inc. and BNY Financial Corporation. (Filed       by reference
             as Exhibit 10.47 to WorldCorp, Inc.'s Annual Report on Form 10-K
             for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.48     Warrant Certificate dated as of December 7, 1993 between WorldCorp,     Incorporated
             Inc. and BNY Financial Corporation. (Filed as Exhibit 10.48 to          by reference
             WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.49     AMC contract dated as of October 1, 1993 between Air Mobility           Incorporated
             Command and World Airways, Inc. (Filed as Exhibit 10.49 to World-       by reference
             Corp Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 and incorporated herein by reference.)

   10.50     Subscription and Preferred Stock Purchase Agreement dated as of         Incorporated
             December 20, 1993 between US Order, Inc. and Knight-Ridder, Inc.        by reference
             (Filed as Exhibit 10.50 to WorldCorp Inc.'s Annual Report on Form
             10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.51     Subscription and Preferred Stock Purchase Agreement dated as of         Incorporated
             December 21, 1993 between US Order, Inc. and WorldCorp, Inc. (Filed     by reference
             as Exhibit 10.51 to WorldCorp Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.52     Subscription and Preferred Stock Purchase Agreement dated as of         Incorporated
             December 20, 1993 between US Order, Inc. and Jerome Kohlberg, Jr.       by reference
             (Filed as Exhibit 10.52 to WorldCorp Inc.'s Annual Report on Form
             10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)


 Exhibit
   No.                                        Exhibit
 -------                                      -------
   10.53     Subscription and Preferred Stock Purchase Agreement dated as of         Incorporated
             December 21, 1993 between US Order, Inc. and Hoechst Celanese           by reference
             Corporation Employee Benefit Master Trust. (Filed as Exhibit 10.53
             to WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.54     Series C Preferred Stock Purchase Agreement dated as of December        Incorporated
             21, 1993 between US Order, Inc. and VeriFone, Inc. (Filed as            by reference
             Exhibit 10.54 to WorldCorp Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.55     Registration Rights Agreement dated as of December 21, 1993 between     Incorporated
             US Order, Inc. and VeriFone, Inc. (Filed as Exhibit 10.55 to            by reference
             WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.56     Technology License Agreement dated as of December 21, 1993 between      Incorporated
             US Order, Inc. and VeriFone, Inc. (Filed as Exhibit 10.56 to            by reference
             WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.57     Investment Agreement dated as of December 21, 1993 by and among US      Incorporated
             Order, Inc., WorldCorp, Inc., and VeriFone, Inc. (Filed as Exhibit      by reference
             10.57 to WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.58     Settlement Agreement dated as of February 8, 1994 between World         Incorporated
             Airways, Inc, WorldCorp, Inc., Concord Asset Management, Inc.,          by reference
             Concord Leasing, Inc., and The CIT Group. (Filed as Exhibit 10.58
             to WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.59     Lease Agreement dated as of June 1, 1993 between World Airways,         Incorporated
             Inc. and Mattei Corporation. (Filed as Exhibit 10.59 to WorldCorp       by reference
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 and incorporated herein by reference.)

   10.60     Lease Agreement dated as of March 30, 1993 between World Airways,       Incorporated
             Inc. and Tinicum Properties Associates Limited Partnership, as          by reference
             amended by First Amendment to Lease dated July 9, 1993. (Filed as
             Exhibit 10.60 to WorldCorp Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.61     Lease Agreement dated as of January 25, 1993 between World Flight       Incorporated
             Crew Services, Inc. and Sakioka Farms. (Filed as Exhibit 10.61 to       by reference
             WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.62     Consignment Agreement dated as of September 30, 1993 between World      Incorporated
             Airways Inc. and The Memphis Group. (Filed as Exhibit 10.62 to          by reference
             WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)


  Exhibit
    No.                                       Exhibit
  -------                                     -------
   10.63     Assignment and Assumption and Consent and Release for Aircraft          Incorporated
             Serial Number 47818 dated as of July 20, 1993 among World Airways,      by reference
             Inc., WorldCorp, Inc., McDonnell Douglas Corporation, and McDonnell
             Douglas Finance Corporation. (Filed as Exhibit 10.63 to WorldCorp
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 and incorporated herein by reference.)

   10.64     Assignment and Assumption and Consent and Release for Aircraft          Incorporated
             Serial Number 46999 dated as of July 9, 1993 among World Airways        by reference
             Inc., WorldCorp, Inc., McDonnell Douglas Corporation, and McDonnell
             Douglas Finance Corporation. (Filed as Exhibit 10.64 to WorldCorp
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 and incorporated herein by reference.)

   10.65     Aircraft Lease Agreement for Aircraft Serial Number 48458 dated as      Incorporated
             of January 15, 1993 between World Airways, Inc. and Wilmington          by reference
             Trust Company/GATX Capital Corporation. (Filed as Exhibit 10.65 to
             WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.66     Aircraft Lease Supplement for Aircraft Serial Number 48458 dated as     Incorporated
             of April 23, 1993 between World Airways, Inc. and Wilmington Trust      by reference
             Company/GATX Capital Corporation. (Filed as Exhibit 10.66 to World-
             Corp Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 and incorporated herein by reference.)

   10.67     Aircraft Spare Parts Lease Agreement dated as of April 15, 1993         Incorporated
             between World Airways, Inc. and GATX Capital Corporation. (Filed as     by reference
             Exhibit 10.67 to WorldCorp Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.68     Amendment No. 1 To Aircraft Lease Agreement for Aircraft Serial         Incorporated
             Number 48518 dated as of November 1993 between World Airways, Inc.      by reference
             and International Lease Finance Corporation. (Filed as Exhibit
             10.68 to WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.69     Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial         Incorporated
             Number 48518 dated as of March 8, 1993 between World Airways, Inc.      by reference
             and International Lease Finance Corporation. (Filed as Exhibit
             10.69 to WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.70     Assignment of Rights for Aircraft Serial Number 48518 dated as of       Incorporated
             March 8, 1993 between World Airways, Inc. and International Lease       by reference
             Finance Corporation. (Filed as Exhibit 10.70 to WorldCorp Inc.'s
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1993 and incorporated herein by reference.)

   10.71     Assignment of Rights for Aircraft Engines Serial Numbers P723942,       Incorporated
             P723945, and P723943 dated as of March 1, 1993 between World            by reference
             Airways, Inc. and International Lease Finance Corporation. (Filed
             as Exhibit 10.71 to WorldCorp Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993 and incorporated herein by reference.)


  Exhibit
    No.                                       Exhibit
  -------                                     -------
   10.72     Agency Agreement for Aircraft Serial Number 48518 dated as of           Incorporated
             January 15, 1993 between World Airways, Inc. and International          by reference
             Lease Finance Corporation. (Filed as Exhibit 10.72 to WorldCorp
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 and incorporated herein by reference.)

   10.73     Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial         Incorporated
             Number 48437 dated as of March 31, 1993 between World Airways, Inc.     by reference
             and International Lease Finance Corporation. (Filed as Exhibit
             10.73 to WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.74     Amendment No. 3 to Aircraft Lease Agreement for Aircraft Serial         Incorporated
             Number 48437 dated as of April 15, 1993 between World Airways, Inc.     by reference
             and International Lease Finance Corporation. (Filed as Exhibit
             10.74 to WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.75     Agency Agreement for Aircraft Serial Number 48437 dated as of           Incorporated
             January 15, 1993 between World Airways, Inc. and International          by reference
             Lease Finance Corporation. (Filed as Exhibit 10.75 to WorldCorp
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 and incorporated herein by reference.)

   10.76     Assignment of Rights for Aircraft Serial Number 48437 dated as of       Incorporated
             April 15, 1993 between World Airways, Inc. and International Lease      by reference
             Finance Corporation. (Filed as Exhibit 10.76 to WorldCorp Inc.'s
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1993 and incorporated herein by reference.)

   10.77     Assignment of Rights for Aircraft Engines Serial Numbers P723913,       Incorporated
             P723912, and P723914 dated as of April 15, 1993 between World           by reference
             Airways, Inc. and International Lease Finance Corporation. (Filed
             as Exhibit 10.77 to WorldCorp Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.78     Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial         Incorporated
             Number 48520 dated as of April 22, 1993 between World Airways, Inc.     by reference
             and International Lease Finance Corporation. (Filed as Exhibit
             10.78 to WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.79     Agency Agreement for Aircraft Serial Number 48520 dated as of           Incorporated
             January 15, 1993 between World Airways, Inc. and International          by reference
             Lease Finance Corporation. (Filed as Exhibit 10.79 to WorldCorp
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 and incorporated herein by reference.)

   10.80     Assignment of Rights for Aircraft Serial Number 48520 dated as of       Incorporated
             April 22, 1993 between World Airways, Inc. and International Lease      by reference
             Finance Corporation. (Filed as Exhibit 10.80 to WorldCorp Inc.'s
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1993 and incorporated herein by reference.)


  Exhibit
     No.                                      Exhibit
  -------                                     -------
   10.81     Assignment of Rights for Aircraft Engines Serial Numbers P723957,       Incorporated
             P723958, and P723956 dated as of March 1, 1993 between World            by reference
             Airways, Inc. and International Lease Finance Corporation. (Filed
             as Exhibit 10.81 to WorldCorp Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.82     Aircraft Charter Agreement dated as of July 24, 1993 between World      Incorporated
             Airways, Inc. and Malaysian Airline System Berhad. (Filed as            by reference
             Exhibit 10.82 to WorldCorp Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.83     Amendment No. 1 to Aircraft Lease Agreement for Aircraft Serial         Incorporated
             Numbers 46835, 46837, and 46820 dated as of May 14, 1993 between        by reference
             World Airways, Inc. and The Connecticut National Bank (assigned to
             Federal Express Corporation). (Filed as Exhibit 10.83 to WorldCorp
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 and incorporated herein by reference.)

   10.84     Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial         Incorporated
             Numbers 46835, 46837, and 47820 dated as of May 14, 1993 between        by reference
             World Airways, Inc. and The Connecticut National Bank (assigned to
             Federal Express Corporation). (Filed as Exhibit 10.84 to WorldCorp
             Inc.'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 and incorporated herein by reference.)

   10.85     Return Agreement for Aircraft Serial Numbers 47818 and 46999 dated      Incorporated
             as of July 9, 1993 among World Airways, Inc., WorldCorp, Inc.,          by reference
             International Lease Finance Corporation, McDonnell Douglas
             Corporation, and McDonnell Douglas Finance Corporation. (Filed as
             Exhibit 10.85 to WorldCorp Inc.'s Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993 and incorporated herein by reference.)

   10.86/1/  Acquisition Agreement Among VISA International Service Association,     Incorporated
             US Order, Inc. WorldCorp, Inc. dated as of July 15, 1994.               by reference

   11.1      Statement on Calculation of Earnings Per Common Share.                  Incorporated
                                                                                     by reference

/1/ Confidential stratment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request. Confidential portions so omitted have been filed separately with the Commission.


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



Date:  November 14, 1994