Form 10-K
WORLDCORP INC
filed 1995-03-31
CIK 811664

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                --------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                --------------

For the fiscal year ended:  December 31, 1994     Commission File Number 1-5351

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

Common Stock par value $1.00 per share New York Stock Exchange

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
Yes    X        No
    -------        -------

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K [   ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 20, 1995, was approximately $132,342,957.

The number of shares of the registrant's Common Stock outstanding on March 20, 1995 was 15,795,743.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of WorldCorp, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

================================================================================

                                WORLDCORP, INC.

                        1994 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                                            Page
                                                            ----
PART I
------

Item 1.    Business.......................................   3

Item 2.    Properties.....................................   9

Item 3.    Legal Proceedings..............................   9

Item 4.    Submission of Matters to a Vote of Security
           Holders........................................   9

PART II
-------

Item 5.    Market for Registrant's Common Stock and
           Related Security Holder Matters................  10

Item 6.    Selected Financial Data........................  11

Item 7.    Management's Discussion and Analysis of
           Financial Condition and
           Results of Operations..........................  12

Item 8.    Financial Statements and Supplementary Data....  21

Item 9.    Changes in and Disagreements with Accountants
           on Accounting
           and Financial Disclosure.......................  47

PART III
--------

Item 10.   Directors and Executive Officers of the
           Registrant.....................................  47

Item 11.   Executive Compensation.........................  48

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management..........................  48

Item 13.   Certain Relationships and Related Transactions.  48

PART IV
--------

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K............................  49

                                     PART I

ITEM 1.  BUSINESS
-----------------

   WorldCorp, Inc., a Delaware corporation ("WorldCorp" or the "Company"), was organized in March 1987 to serve as the holding company for World Airways, Inc., a Delaware corporation ("World Airways"), which was organized in March 1948 and is the predecessor to the Company. Currently, WorldCorp operates in two business areas: air transportation services and transaction processing.

   WorldCorp's air transportation subsidiary, World Airways, is a leading worldwide provider of air transportation for commercial and government customers. World Airways was a wholly-owned subsidiary in 1993. In February 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, the Company increased its ownership in World Airways to 80.1% through the purchase of 5% of World Airways common stock held by MHS.

   WorldCorp's transaction processing business consists of its ownership interest in US Order, Inc. ("US Order"), a company which designs, develops and markets transaction processing software, interactive applications, customer support services and enabling hardware for two industries: home banking and telephone company intelligent network services. In December 1993, US Order completed a $12.0 million private equity placement. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("VISA"). As of December 31, 1994, WorldCorp owned 52% of the voting stock of US Order. In addition, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million which increased its voting ownership percentage to 89% in February 1995 (see "Management's Discussions and Analysis of Financial Condition and Results of Operations - Business Trends").

   The principal executive offices of WorldCorp are located at Washington Dulles International Airport in The Hallmark Building, 13873 Park Center Road, Herndon, Virginia 22071. WorldCorp's telephone number is (703) 834-9200.

Air Transportation

   World Airways is a certificated air carrier, operations of which are limited to the air transportation industry ("Airline Operations"). Airline Operations accounted for 100% of the Company's operating revenue and operating income in 1986 through 1991. In 1992, 1993, and 1994, revenue from other business areas represented less than 1% of the Company's total operating revenues. World Airways provides supplemental air transportation to major international airlines, freight forwarders, small package shippers, international vacation tour operators and the U.S. government. World Airways' customers purchase the use of the entire aircraft and then sell either passenger seats or cargo space directly to their customers. In most cases, World Airways' customers assume the risk of filling the aircraft with passengers or cargo. In addition, World Airways has obtained regulatory approval from the Government of Israel to operate a scheduled service between New York and Tel Aviv commencing in July 1995.

   World Airways uses several quick-change passenger/cargo convertible aircraft to target different seasonal peaks throughout the year and to respond rapidly to demands for supplemental airlift which arise on short notice, such as Operation Desert Storm. World Airways' fleet of MD-11 and DC10-30 aircraft appeal to customers who desire long-range, non-stop, international service. Some of World Airways' competitors fly shorter-range aircraft which must make inconvenient and time-consuming refueling and technical stops.

   World Airways uses specialized operating techniques in pursuit of its strategic objective of maintaining consistently high levels of on-time reliability. For example, World Airways implements programs that are designed to maintain World Airways' aircraft to exacting standards, has converted most of its fleet to new, state-of-the-art MD-11 aircraft, extensively trains all flight and technical personnel, and carries maintenance representatives and extensive spare parts kits on board its aircraft.

   On October 30, 1993, WorldCorp, World Airways, and MHS Berhad ("MHS") entered into a stock purchase agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly owned subsidiary of WorldCorp. On February 28,

1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above. Effective December 31, 1994, WorldCorp purchased 5% of World Airways' common stock held by MHS, increasing its ownership to 80.1%. In addition, MHS acquired, in 1994, 32% of Malaysian Airline System Berhad ("MAS"), the flag carrier of Malaysia. MAS is one of World Airways' largest commercial customers.

Aviation Fuel
-------------

   The Company's source of aviation fuel is primarily from major oil companies, under annual delivery contracts, at often frequented commercial locations, and from United States military organizations at military bases. The Company's current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. More than one supplier is under contract at several locations.

   The Company purchases no fuel under long-term contracts nor does the Company enter into futures or fuel swap contracts. Although the crisis in the Persian Gulf resulted in substantially higher fuel prices during the third and fourth quarters of 1990 and the first quarter of 1991, the Company has experienced no difficulty purchasing fuel during the past four years and does not expect availability to be a problem in the foreseeable future. The availability and price of aviation fuels remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products.

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

Seasonality
-----------

   The contract air carrier transportation business is significantly affected by seasonal factors. Typically, Airline Operations experience lower levels of utilization during the first quarter as demand for passenger and cargo services are lower relative to other times of the year. Airline Operations generally experience higher levels of utilization in the second and third quarters due to demand for commercial passenger service including the annual Hadj pilgrimage. Fourth quarter utilization generally depends upon the overall world economic climate, global trade patterns and the resulting demand for air cargo services. Airline Operations experienced soft demand and weak yields in worldwide cargo and passenger markets in the fourth quarters of 1994, 1993, and 1992. The quarterly financial data is contained in Note 20 "Unaudited Quarterly Results" of the Company's Notes to Consolidated Financial Statements in Item 8.

Customers
---------

   Significant customers of WorldCorp's Airline Operations are the U.S. Air Mobility Command ("AMC"), MAS, and P.T. Garuda Indonesia ("Garuda"). The loss of any of these customers or a substantial reduction in business from any of these sources, if not replaced, would have a material adverse effect on the Company.

   AMC has awarded annual contracts to World Airways since 1956. World Airways' current annual contract with AMC will expire in September 1995. The minimum contract amount for 1995 of $33.4 million is a 73% increase over 1994, and will be augmented by further expansion business. Expansion business totalled 92% of the minimum contract amount for 1994 and 161% for 1993. World Airways cannot determine how any future cuts in military spending may affect future operations with AMC.

   World Airways has provided service to MAS since 1981, providing aircraft for integration into MAS' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 19.9% of World Airways as of December 31, 1994, acquired a 32% ownership interest in
MAS from the Malaysian government during 1994.   As a result of the
strengthening of the MHS/MAS relationship, World Airways recently entered into a series of long-term contracts with MAS. World Airways has agreed to provide five aircraft to MAS under long-term contracts with expirations ranging from March 1997 to September 2000 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Trends"). As a result of these contracts, World Airways expects that the percentage of its total revenue generated from MAS in

1995 will increase significantly over historical levels. The current MAS Hadj contract, which was entered into in 1992, expires in 1996. In 1993, World Airways provided two aircraft for Hadj operations. World Airways expects to provide three aircraft for the 1995 MAS Hadj operations.

   World Airways has provided service to Garuda since 1988 under an annual contract. World Airways provided six aircraft for the 1994 Garuda Hadj operations and expects to provide five aircraft for the 1995 operations. In addition, World Airways has provided aircraft for Garuda's cargo operations in previous years.

   The information regarding major customers and foreign revenue is contained in
Note 17 "Segment Information" of the Company's Notes to Consolidated Financial Statements in Item 8.

   Information concerning classification of products within the air transportation industry comprising 10% or more of the Company's consolidated operating revenues is presented in the following table (in millions):

                                   Year Ended December 31,
                                   -----------------------
                                    1994     1993    1992
                                   -------  ------  ------

   Contract Revenue - Passenger     $156.9  $171.6  $149.7
   Contract Revenue - Cargo           39.3    28.9    45.5

Competition
-----------

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

Regulatory Matters
------------------

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

Employees
---------

   At March 24, 1995, WorldCorp and World Airways employed approximately 520 persons. Airline Operations provide various employee benefits customary in the air transportation industry. Approximately 294, or 56.5%, of the employees are covered by collective bargaining agreements with various labor unions. The following table presents additional information concerning Airline Operations' labor agreements.

                                               Approximate Number           Date Contract
                                               of Active Employees            Amendable
                                               -------------------          -------------
   International Brotherhood of Teamsters
     World Airways' Cockpit Crewmembers                 176                 June 30, 1998
     World Airways' Flight Attendants                   108                 July 1, 1992/(a)/

   Transport Workers Union
     World Airways' Dispatchers                          10                 June 30, 1993/(a)/

   /(a)/ As of March 24, 1995 the contract has not been amended.

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

   On July 16, 1987, World Airways and the Teamsters executed a five-year agreement on behalf of the World Airways' flight attendants, which was ratified on August 5, 1987. The contract expired in July 1992 and since that time the flight attendants have been employed under the terms of their prior contract pursuant to the provisions of the Railway Labor Act. The Company is currently in active negotiations with the Teamsters concerning renewal of the contract for the flight attendants. In December 1994, World Airways and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations between World Airways and its flight attendants. The outcome of the negotiations cannot be determined at this time.

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

   On February 21, 1990, World Airways and the Transport Workers Union executed a three and one-half year contract on behalf of the World Airways' Dispatchers, which was ratified on February 27, 1990. As of March 31, 1995 this contract has not been amended.

Transaction Processing

   US Order designs, develops and markets transaction processing software, interactive applications, customer support services and enabling hardware for two industries: home banking and telephone company intelligent network services. Home banking includes services offered by financial institutions that allow consumers to pay bills, check account balances and receive other bank information from their home. Telephone company intelligent network services are new services offered by telephone companies that utilize a simple in-home display screen incorporated into or attached to a telephoning device to deliver textual messages to residential customers, such as Caller ID. To date, US Order has generated limited revenues from the sale of its products and services. US Order has entered into strategic alliances with Visa Interactive, Inc. ("Visa Interactive") a wholly owned subsidiary of Visa International Services Association, Inc. ("VISA"), in the financial services industry and Colonial Data Technologies Corp. ("Colonial Data") in the telecommunications industry.

   On August 1, 1994, US Order sold its electronic banking and bill pay operations to VISA International Services Association, Inc. ("VISA") for approximately $15.0 million in cash and a 72-month royalty stream commencing January 1, 1995 and ending December 31, 2000. The royalty amount is based on the number of customers who use the electronic banking and billing payment technology sold to VISA. No assurances can be given as to the amount of the royalty payments that will be received from VISA. US Order does not expect to receive any significant royalty payments in 1995 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Developments").

   As a result of the purchase of US Order's banking operations by VISA, US Order has agreed to certain restrictions on its operations with respect to the banking and financial services industry. Similarly, VISA has agreed to certain restrictions on its activities as they might relate to the ongoing businesses of US Order. Additionally, the VISA agreement designates US Order as a "preferred provider" to supply certain products and services including smart telephones, consumer applications, and customer service throughout the royalty period.
Under the agreement, VISA must make its member banks aware of the preferred provider status of US Order and its products and services, although it is under no obligation to guarantee any minimum purchases of any such US Order products or services by VISA or any of its members. Until August 1, 1995, VISA also agreed not to designate any third party as a provider of US Order's services.
In January 1995, US Order signed a two-way exclusive strategic alliance with a leading manufacturer of Caller ID units, Colonial Data Technologies, to jointly develop and distribute US Order's next generation of smart telephones to the telecommunications industry.

   As of December 31, 1994, WorldCorp owned 52% of the voting stock of US Order. In addition, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million which increased its voting ownership percentage to 89% in February 1995 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Trends").

Competition
-----------

   The market for US Order's products and services is highly competitive and subject to rapid technological change. At present, US Order's principal competitors in the market for smart telephones are Phillips, Northern Telecom, and AT&T. US Order expects competition to increase in the future from existing and new competitors and expects new competitors to include electronics manufacturers, such as Sony and Panasonic. US Order's competition for interactive content generally comes from device manufacturers. US Order expects that as the installed base of smart telephones increases, it will see competition from traditional personal computer on-line providers, such as America On Line, Prodigy, and Compuserve, as well as from personal computer software companies such as Microsoft, Intuit, and Novell.

Regulatory Matters
------------------

   US Order's smart telephone products are subject to regulations by the Federal Communications Commission ("FCC"). Among other requirements, US Order's smart phones must comply with Parts 15 and 68 of the FCC's regulations.

   The two markets which US Order has targeted are highly regulated. The banking industry, although it has recently undergone significant deregulation, remains quite restrictive at both the federal and state levels. Similarly, the telecommunications industry has undergone rapid change in the past decade. Federal and state regulations are currently undergoing constant review and revision. Interpretation, implementation, or revision of banking and telecommunications regulations can accelerate or hinder the ultimate success of the company and its products.

Employees
---------

   At December 31, 1994, US Order had approximately 65 employees, of which approximately 40 were full-time. Eight of those employees were engaged in research and development, four were engaged in sales and marketing and seven were engaged in administration and finance on a full-time equivalent basis. US Order has no collective bargaining agreements with its employees and believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES
-------------------

Flight Equipment

   At December 31, 1994, Airline Operations' aggregate operating fleet consisted of eight leased aircraft as follows:

                                                Capacity                  Total/(b)(c)/
                                       ----------------------------       -----
                                       Passenger/(a)/  Cargo (Tons)
                                       ---------       ------------

   McDonnell Douglas MD-11                   409           --               4
   McDonnell Douglas MD-11                    --           97               1
   McDonnell Douglas DC10-30                 354           --               1
   McDonnell Douglas DC10-30CF               354           75               2
                                                                           ---
   TOTAL                                                                    8
                                                                           ===

   Notes
   -----

   /(a)/ Based on standard operating configurations. Other configurations are occasionally used.
   /(b)/  The terms of the leases expire between 1995 and 2003.
   /(c)/ Subsequent to December 31, 1994, World Airways took delivery of two leased McDonnell Douglas DC10-30CF aircraft and one leased McDonnell Douglas DC10-30 passenger aircraft.

Ground Facilities

   WorldCorp, World Airways, and US Order lease office space located near Washington Dulles International Airport which houses its corporate headquarters and substantially all of the administrative employees of the airline and transaction processing operations.

   Airline Operations lease additional office and warehouse space for their principal ground facilities in Wilmington, Delaware; Philadelphia, Pennsylvania; Miami, Florida; Los Angeles, California; Kuala Lumpur, Malaysia; Yakota, Japan; and Frankfurt, Germany. Additional small office and maintenance material storage space are leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

   For a description of the Company's current legal proceedings, see Note 19, "Commitments and Contingencies" of the Company's Notes to Consolidated Financial Statements in Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   No matters were submitted to a vote of security holders during 1994.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY HOLDER
-----------------------------------------------------------------------
     MATTERS
     -------

   The Company's common stock is traded on the New York Stock Exchange. The high and low closing sales prices of the Company's common stock, as reported on the New York Stock Exchange for each quarter in the last two fiscal years, are as follows:

                                            Common Stock
                                        ----------------------

                                          High           Low
                                          ----           ---

          1994

            Fourth Quarter              $10            $6  3/8
            Third Quarter                 7  7/8        3  3/4
            Second Quarter                5  7/8        3  5/8
            First Quarter                 6  5/8        5  1/2


          1993

            Fourth Quarter              $ 7            $3  3/8
            Third Quarter                 6  7/8        2  3/4
            Second Quarter                5  7/8        4  5/8
            First Quarter                 6  5/8        4  5/8


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

   The Company did not declare any cash dividends in 1994 or 1993 and does not plan to do so in the foreseeable future. The Indenture governing the Company's Debentures and 13 7/8% Subordinated Notes due 1997 in certain circumstances may restrict the Company from paying dividends or making other distributions on its common stock.

   The approximate number of shareholders of record at March 24, 1995 is 2,714.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                       WORLDCORP, INC. AND SUBSIDIARIES
                            Selected Financial Data
                     (in thousands except per share data)



                                                                    Year Ended December 31,
                                             -------------------------------------------------------------------
                                               1994          1993           1992            1991          1990
                                             --------      --------       --------        --------      --------

RESULTS OF OPERATIONS:
----------------------

Operating revenues                           $204,440      $202,716      $200,410         $280,292      $310,897
Operating expenses                            223,149       225,524       237,265          266,863       293,632
Operating income (loss)                       (18,709)      (22,808)      (36,855)/(b)/     13,429        17,265
Earnings (loss) from continuing
 operations before income taxes,
 minority interest, extraordinary
 item and change in accounting
 principle                                     10,496/(a)/  (33,697)      (44,692)           7,311        (9,686)
Earnings (loss) from continuing
 operations before extraordinary item
 and change in accounting principle             8,308       (30,945)      (42,891)           6,830        (9,911)
Extraordinary gain (loss) on acquisition
 of debt, net                                      --            --        (3,253)           3,535         6,056
Change in accounting principle                     --            --        (1,973)              --            --
Net earnings (loss)                             8,308       (30,945)      (48,117)          10,365        (3,855)

Primary earnings per share:
 Continuing operations                       $   0.54      $  (2.12)     $  (3.02)        $   0.46        $(0.76)
 Gain (loss) from acquisition of debt              --            --         (0.23)            0.24          0.46
 Change in accounting principle                    --            --         (0.14)              --            --
 Net earnings (loss)                             0.54         (2.12)        (3.39)            0.70         (0.30)

Fully diluted earnings (loss) per share:
 Continuing operations                       $   0.53      $      *             *             0.42             *
 Gain (loss) from acquisition of debt              --            --            --             0.22            --
 Change in accounting principle                    --            --            --               --            --
 Net earnings (loss)                             0.53             *             *             0.64             *

FINANCIAL POSITION:
-------------------

Cash and short-term investments              $  8,828      $ 17,584      $ 14,769         $ 29,147      $ 30,041
Total assets                                   97,536        98,119        93,346          138,966       197,000
Long-term obligations including
 current maturities                           119,032       129,049       104,192           94,167       154,513
Common stockholders' deficit                  (88,193)     (101,073)      (76,362)         (30,363)      (46,635)
Dividends                                          --            --            --               --            --


  *   Fully diluted earnings per share are anti-dilutive.

/(a)/ Includes a $27.0 million gain on the sale of 24.9% of World Airways common stock and a $14.5 million gain on the sale of US Order's electronic banking and bill payment operations.
/(b)/ Includes a $31.4 million loss on the sale of Key Airlines, Incorporated.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS
          -------------

   Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its consolidated financial statements. These statements primarily include the accounts of the contract flight operations of World Airways, Inc. ("World Airways") and Key Airlines, Incorporated ("Key Air") until October 23, 1992, when WorldCorp sold 100% of Key Air. On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS.

   WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a company which designs, develops, and markets transaction processing software, interactive applications, customer support services, and enabling hardware for two industries: home banking and telephone company intelligent network services. In December 1993, US Order completed a $12.0 million private equity placement. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("VISA"). As of December 31, 1994, WorldCorp owned 52% of the voting stock of US Order. In addition, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million which increased its voting ownership percentage to 89% in February 1995 (see "Business Trends").

General

   WorldCorp owns majority positions in companies that operate in two distinct business areas: air transportation (through World Airways) and transaction processing (through US Order). MHS Berhad of Malaysia is an equity investor in World Airways.

Air Transportation
------------------

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

   The Company's current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. In addition, the Company receives certain volume discounts. The Company purchases no fuel under long-term contracts nor does the Company enter into futures or fuel swap contracts. The Company manages fuel price risk by making the Company's customers responsible (in all of the Company's contracts) for potential fuel price fluctuations in excess of five percent.

Customers
---------

   World Airways' business relies heavily on its U.S. Air Mobility Command ("AMC"), Malaysian Airline System Berhad ("MAS"), and P.T. Garuda Indonesia ("Garuda") contracts, which provided 22%, 19%, and 24%, respectively, of consolidated revenues in 1994, and 14%, 23%, and 20%, respectively, of total block hours in 1994. During 1993, AMC, MAS, and Garuda contracts provided 24%, 17%, and 21%, respectively, of consolidated revenues, and 19%, 16%, and 16%, respectively, of total block hours. The loss of any of these contracts or a substantial reduction in business from any of these contracts, if not replaced, would have a material adverse effect on the Company's revenues and financial condition.

   AMC has awarded contracts to World Airways since 1956. The minimum contract amount for 1995 of $33.4 million is a 73% increase over 1994, and will be augmented by further expansion business. Expansion business totaled 92% of the minimum contract amount for 1994 compared to 161% for 1993. World Airways cannot determine how any future cuts in military spending may affect future operations with AMC.

   World Airways has provided service to MAS since 1981, providing aircraft for integration into MAS' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 19.9% of World Airways as of December 31, 1994, acquired a 32% ownership interest in MAS from the Malaysian government during 1994. As a result of the strengthening of the MHS/MAS relationship, World Airways recently entered into a series of long-term contracts with MAS. World Airways has agreed to provide five aircraft to MAS under long-term contracts with expirations ranging from March 1997 to September 2000 (see "Financing Developments"). The current MAS Hadj contract, which was entered into in 1992, expires in 1996. In 1994, World Airways provided two aircraft for Hadj operations. World Airways expects to provide three aircraft for the 1995 MAS Hadj operations.

   World Airways has provided service to Garuda since 1988 under an annual contract. World Airways provided six aircraft for the 1994 Garuda Hadj operations and expects to provide five aircraft for the 1995 operations. In addition, World Airways has provided aircraft for Garuda's cargo operations in previous years.

Transaction Services
--------------------

   US Order designs, develops and markets transaction processing software, interactive applications, customer support services and enabling hardware for two industries: home banking and telephone company intelligent network services. Home banking includes services offered by financial institutions that allow consumers to pay bills, check account balances and receive other bank information from their home. Telephone company intelligent network services are new services offered by telephone companies that utilize a simple in-home display screen incorporated into or attached to a telephoning device to deliver textual messages to residential customers, such as Caller ID. To date, US Order has generated limited revenues from the sale of its products and services. US Order has entered into strategic alliances with Visa Interactive, inc. ("Visa Interactive") a wholly owned subsidiary of Visa International Services Association, Inc. ("VISA"), in the financial services industry and Colonial Data Technologies Corp. ("Colonial Data") in the telecommunications industry.

   On August 1, 1994, US Order sold its electronic banking and bill pay operations to VISA International Services Association, Inc. ("VISA") for approximately $15.0 million in cash and a 72-month royalty stream commencing January 1, 1995 and ending December 31, 2000. The royalty amount is based on the number of customers who use the electronic banking and billing payment technology sold to VISA. No assurances can be given as to the amount of the royalty payments that will be received from VISA. US Order does not expect to receive any significant royalty payments in 1995.

   As a result of the purchase of US Order's banking operations by VISA, US Order has agreed to certain restrictions on its operations with respect to the banking and financial services industry. Similarly, VISA has agreed to certain restrictions on its activities as they might relate to the ongoing businesses of US Order. Additionally, the VISA agreement designates US Order as a "preferred provider" to supply certain products and services including smart telephones, consumer applications, and customer service throughout the royalty period.
Under the agreement, VISA must make its member banks aware of the preferred provider status of US Order and its products and services, although it is under no obligation to guarantee any minimum purchases of any such US Order products or services by VISA or any of its members. Until August 1, 1995, VISA also agreed not to designate any third party as a provider of US Order's services.
In January 1995, US Order signed a two-way exclusive strategic alliance with a leading manufacturer of Caller ID units, Colonial Data Technologies, to jointly develop and distribute US Order's next generation of smart telephones to the telecommunications industry.

Results of Operations

1994 Compared with 1993
-----------------------

Operating Revenue
-----------------

   Although operating revenues have remained relatively unchanged over the past year, the Company continues to experience an increase in 1994 quarterly block hours when compared to the same periods in 1993. Block hours increased 13% to 26,455 in 1994 from 23,482 in 1993. Despite the increase in block hours, World Airways experienced an 11% decrease in revenue per block hour to $7,674 in 1994 from $8,589 in 1993 (excluding revenue from guaranteed block hours). This decrease is primarily due to the fact that block hours under full service contracts were 62% of total block hours in 1994 and 85% in 1993. In addition, guaranteed minimum payments related to the 1994 Hadj of $0.2 million were significantly below guaranteed minimum payments of $8.3 million in 1993.

   Aircraft capacity, the number of days that the Company's aircraft are available for service (including days in maintenance), decreased to 8.2 available aircraft per day in 1994 from 8.8 in 1993. This decrease was offset by a 21% increase in daily aircraft utilization to 8.8 hours in 1994 from 7.3 hours in 1993. Aircraft utilization is measured by the total block hours that the Company's aircraft were in use divided by the number of days that the aircraft were available for service (including days in maintenance).

Operating Expenses
------------------

   Maintenance costs decreased $2.5 million (9%) in 1994. This decrease resulted primarily from a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three DC10-30 aircraft leases during 1994. Excluding the effect of this reversal, maintenance expense increased $1.7 million, primarily due to a 13% increase in block hours flown in 1994.

   Despite the increase in block hours flown, operating expenses decreased in 1994, generally due to the shift to more basic contracts in 1994. However, this decrease was partially offset by increases in the following areas: rent costs associated with the addition of higher cost MD-11 aircraft, flight operations subcontracted to other carriers, and selling and administrative expenses. Selling and administrative costs increased $3.7 million (18%) primarily as a result of increased legal and professional fees and marketing efforts. In addition, the Company granted stock options to certain executives which resulted in compensation expense being incurred.

Transaction Services - US Order
-------------------------------

   In 1994, the Company recorded $1.2 million of net income (net of $2.5 million of minority interest) relating to US Order, compared to $9.2 million of losses (net of $2.9 million of minority interest) in 1993. This $10.4 million increase is due to a $10.7 million gain (net of minority interest) resulting from the VISA transaction. To date, US Order has generated limited revenue from the sale of its products and services.

Non-Operating Items
-------------------

   Interest expense increased $1.0 million (9%) in 1994 as a result of MD-11 rotables financing and aircraft rent deferrals in 1993, and use of a bank line of credit in 1994. In addition, WorldCorp recognized a gain of $26.9 million from the sale of 24.9% of World Airways common stock in 1994, pursuant to an October 1993 agreement.

1993 Compared with 1992
-----------------------

Operating Revenue
-----------------

   In 1993, operating revenues increased $2.3 million (1%) to $202.7 million primarily due to an increase in block hours flown. Block hours increased five percent to 23,482 in 1993 from 22,263 in 1992. Due to peak airlift requirements of World Airways' customers for the 1992 Hadj pilgrimage, certain flights were subcontracted to other carriers which resulted in $11.5 million of revenue in 1992 with no corresponding block hours flown. This was not necessary in 1993. This increase was partially offset by a five percent decrease in revenue per block hour to $8,589 in 1993 from $8,996 in 1992. Block hours under full service contracts were 85% of total block hours in 1993 and 84% in 1992.

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

Operating Expenses
------------------

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

Loss on Sale of Key Airlines
----------------------------

   On October 23, 1992, WorldCorp sold 100% of the outstanding common stock of KeyAir. Loss on sale of KeyAir in 1993 primarily consists of the write-off of a $0.3 million uncollateralized line of credit and $0.3 million drawdown of a letter of credit. Loss on the sale of Key Air in 1992 consists principally of the non-cash write-down of the B727 aircraft and related rotables to estimated net realizable values and the write-off of the remaining goodwill associated with the purchase of Key Air in 1987.

Transaction Processing-US Order
-------------------------------

   On July 1, 1992, the Company purchased an incremental 6% of the preferred stock of US Order for $1.0 million which increased the Company's ownership in US Order to 51%. Accordingly, US Order's results of operations are consolidated in the accompanying financial statements beginning on July 1, 1992. In December 1993, US Order completed a $12.0 million private equity placement. Following this transaction, WorldCorp owned 46% of the voting stock of US Order.
WorldCorp had an option through December 15, 1994 to purchase additional shares of the voting stock of US Order for consideration equal to $5.0 million, which would increase its ownership of the voting stock to 79%. The accompanying statements of operations include 59% of the results of operations of US Order beginning December 1993. This 59% is based on liquidation preferences. In 1993, the Company recorded $9.2 million of losses (net of minority interest) relating to US Order, compared to $2.4 million of losses in 1992. This $6.8 million increase resulted primarily from an increase in overhead costs associated with expanded research and development and the writedown of an older generation of terminal components.

Non-Operating Items
-------------------

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

Liquidity and Capital Resources

   The Company's air transportation subsidiary operates in a very challenging business environment. In recent years, the combination of a generally weak economy and the depressed state of the airline industry has adversely affected
the Company's operating performance.   Although there has been recent growth in
demand within the industry, such that World Airways experienced a 13% increase in block hours flown in 1994 over 1993, yields generally remain low.

   The Company is highly leveraged, primarily due to losses sustained by World Airways' scheduled operations between 1979 and 1986, debt restructurings in 1984 and 1987, and losses the Company incurred in the past several years. In addition, the Company incurred substantial debt and operating lease committments during 1993 in connection with acquiring MD-11 aircraft and related spare parts. The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, secured borrowings, and other financings from banks and other lenders.

   US Order has generated operating losses since its inception. US Order's interactive products and services are subject to the risks inherent in the marketing and development of new products. The market for US Order's products and services is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. To date, US Order has generated limited revenues through the sale of its products and services, although in 1994, a substantial gain was generated on the sale of certain operations to VISA, and future revenue and cash flow are likely to be generated by the 72-month revenue stream from VISA.

Cash Flows from Operating Activities
------------------------------------

   During 1994, operating activities used $29.1 million compared to $8.6 million in the prior year. This increase in cash used was primarily due to operating losses incurred in 1994, MD-11 aircraft security deposits, and fluctuations in the level of accounts payable since 1992. In addition, the Company deferred certain aircraft rental payments in 1993. No such deferrals occurred in 1994.

Cash Flows from Investing Activities
------------------------------------

   Cash flows from investing activities provided $13.3 million in 1993 as compared to using $14.6 million in 1993. In 1994, the Company purchased spare parts for one MD-11 aircraft integrated into the fleet in April. In 1993, the Company purchased spare parts for four MD-11 aircraft integrated into the fleet in March and April. In addition, US Order sold its banking operations to VISA for $14.7 million (net of related expenses) in 1994.

Cash Flows from Financing Activities
------------------------------------

   In 1994, financing activities provided $7.1 million compared to $26.4 million in the prior year. In 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of World Airways to MHS for $24.7 million in cash. In addition, US Order repurchased $2.7 million of preferred stock. The Company made $16.2 million of net repayments for debt and a revolving bank line of credit in 1994 versus acquiring $18.5 million of additional debt and a bank line of credit in 1993. Finally, the Company received $1.4 million from stock transactions in 1994 versus $4.9 million in 1993.

Capital Plans
-------------

   In October 1992 and January 1993, World Airways signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years. As of March 31, 1995, World Airways has taken delivery of four passenger MD-11 aircraft, one freighter MD-11, and two convertible MD-11s. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits toward four of the option aircraft. During 1995, the options' exercise dates were extended to May 31, 1995, with scheduled aircraft delivery dates beginning no earlier than 1996. If the options are exercised, World Airways intends to obtain financing for the purchases. World Airways plans to exit DC10 aircraft and ultimately standardize its fleet around the MD-11 aircraft. World Airways, however, has recently entered into two short-term DC10 aircraft leases with lease terms expiring June 1995 and August 1995, and one DC10 aircraft lease expiring in September 1997. World Airways may choose to lease additional DC10 aircraft to meet short-term peak demand requirements.

   World Airways made $6.7 million of capital expenditures and cash deposits for MD-11 integration in 1994. World Airways estimates that its required capital expenditures for MD-11 integration will be approximately $9.8 million in 1995. In addition, World Airways will require approximately $8.0 million to purchase a spare engine in the fourth quarter of 1995. While World Airways is currently seeking financing for the purchase of the engine and additional spare parts relating to the MD-11 aircraft recently acquired, no assurances can be given that the Company will obtain the necessary financing.

   World Airways has obtained regulatory approval from the government of Israel to operate a scheduled service commencing in July 1995. World Airways anticipates working capital requirements of approximately $2.0 million in connection with the start of scheduled service.

   US Order's working capital and capital expenditure requirements for the next twelve months are expected to be approximately $4.0 million. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA for
$15.0 million plus certain future payments.   As of December 31, 1994,
approximately $2.5 million of these proceeds are available to fund future working capital requirements of US Order. US Order is currently seeking additional equity financing as well as attempting to sell certain of its assets, including its $2.5 million advertising credit. However, there can be no assurance that such financing will be obtained.

   In 1995, WorldCorp has parent company repayment obligations totaling $16.5 million, consisting primarily of an $8.5 million (excluding interest thereon) note payable to MHS due in December 1995 and approximately $8.1 million of annual debt service on subordinated notes and debentures. WorldCorp intends to satisfy these obligations by one or more of the following: intercompany loans, further sales of equity securities of its subsidiaries, and/or external financing.

   On August 25, 1994, the Company's Board of Directors approved the exercise of WorldCorp's option to purchase 4.8 million shares of US Order common stock held by its founders (the "Founders"). Under the terms of this agreement, WorldCorp would pay $3.9 million in consideration as follows: $2.1 million in shares of WorldCorp common stock and $1.8 million in cash. Prior to year-end, WorldCorp paid $0.4 million in cash to the Founders in exchange for 498,794 shares of US Order common stock, increasing WorldCorp's ownership of voting stock to 52%. Effective February 16, 1995, WorldCorp purchased the remaining 4.3 million shares of US Order common stock with 302,282 shares of WorldCorp common stock, $0.3 million in cash, and $1.1 million in the form of notes due to the Founders. These notes are due in 1995. As a result of this option exercise, WorldCorp increased its ownership of US Order's voting stock to 89% in February 1995.

   As of March 31, 1995, WorldCorp has invested $14.2 million of equity (net of $3.3 million received from the retirement of a portion of US Order preferred stock - see "Financing Developments") and $3.5 million of unsecured debt in US Order. WorldCorp does not plan to provide additional financing to US Order in 1995.

   As of December 31, 1994, the Company holds approximately $14.1 million (at book value) of aircraft spare parts and transaction processing terminals currently available for sale.

Financing Developments
----------------------

   The Company has closed certain transactions which, in aggregate, have provided additional cash to WorldCorp, World Airways, and US Order.

   First, on October 30, 1993, WorldCorp, World Airways, and MHS entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. On February 28, 1994, WorldCorp, World Airways, and MHS concluded this transaction. World Airways received upon closing (the "Closing") $12.4 million to fund its working capital requirements. The remaining $15.0 million (less a $2.7 million deposit received in November 1993) was paid to WorldCorp to add to its cash reserves. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. As a result of this transaction, WorldCorp recognized a gain of approximately $26.9 million in the first quarter of 1994.

Effective December 31, 1994, WorldCorp agreed to pay MHS $8.5 million in exchange for the repurchase of 5% of World Airways' common stock from MHS and the execution of a series of long-term contracts between World Airways and MAS. The $8.5 million note to MHS is due in December 1995.

   Second, in 1993, World Airways closed an agreement with a financial institution for a $20.0 million credit facility collateralized by certain receivables and spare parts. This agreement contains certain covenants related to World Airways' financial condition and operating results. Approximately $10.8 million of the proceeds from this transaction were used to retire existing obligations. The balance was added to cash reserves. As of December 31, 1994, $2.8 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized, with no borrowing capacity currently available. World Airways was not in compliance with its debt covenants at the end of the fourth quarter, but has obtained a waiver of these covenants from the financial institution. In 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995 and extended the credit facility's term to 1998. No assurances can be given that the Company will meet these revised covenants or, if required, obtain the required waivers. In addition, the amended agreement provides for up to an additional $2.0 million in borrowing capacity, subject to spare part valuations, beginning in October 1995.

   Third, on August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA for $15.0 million, assumption of certain liabilities, and a 72 month royalty stream commencing January 1, 1995 and ending December 31, 2000 (the "Royalty Period"). Of the proceeds received by US Order, $9.4 million was used to retire a portion of its preferred stock (of which WorldCorp received $3.3 million) and vested employee options. As of December 31, 1994, approximately $2.5 million of these proceeds is available to fund future working capital requirements of US Order. The royalty amount is based on the number of VISA customers using the electronic banking and bill payment technology sold by US Order to VISA. The first $75,000 of royalties earned during each quarter on a cumulative basis for a total of ten quarters, will be applied by VISA to offset certain liabilities assumed by VISA pursuant to the acquisition. To date, VISA has commitments from more than 40 U.S.-based financial institutions (including six of the nation's top 20 banks) to offer the VISA bill pay system. No assurances can be given as to the amount of the royalty payments that will be received from VISA. US Order does not expect to receive any significant royalty payments in 1995.

   Fourth, World Airways has concluded a series of contracts with MAS and other commercial customers which have resulted in substantial increases in its backlog of business to approximately $475 million today from approximately $80 million a year ago. Under the terms of its new long-term contracts with MAS, World Airways will operate three freighter aircraft for at least 400 hours per aircraft per month (or a total of at least 1,200 hours per month). One freighter is currently in service and will operate through September 1999; two additional freighters will begin service in June 1995 and operate through September 2000. These contracts provide for hourly rates that reflect generally improved market conditions. Also under the new contracts, MAS has extended through March 1997 the operation of two MD-11 passenger aircraft that had been previously contracted by MAS to operate from October 1994 through March 1995. Each aircraft will operate a minimum of 320 hours per month (or a total minimum of 640 hours per month) at rates that reflect generally improved market conditions.

   In the first quarter of 1995, World Airways received approximately $6.0 million in working capital and short-term financing. This financing bears interest at approximately 11%. Approximately $5.2 million of this financing is due in the second quarter of 1995. The remaining balance will be repaid in monthly installments through December 1995.

   The company believes that the combination of the financings consummated to date and the operating and additional financing plans described above will be sufficient to allow the Company to meet its operating and capital requirements in 1995.

Business Trends

   The Company's air transportation business is highly seasonal. Typically, World Airways experiences reduced demand during the first quarter for passenger and cargo services relative to other times of the year. World Airways generally experiences stronger results in the second and third quarters due to demand for commercial passenger services including the annual Hadj pilgrimage. Fourth quarter results depend upon the overall world economic climate and global trade patterns. In recent years, soft demand and weakening yields have adversely affected worldwide cargo and passenger markets.

   As a result of its marketing alliance with MAS and increased marketing efforts, World Airways entered into several important contracts in 1994. World Airways recently concluded a series of contracts with MAS that will result in World Airways' operation of two passenger aircraft until 1997, one freighter aircraft until 1999, and two freighter aircraft until 2000 (see "Financing Developments"). These contracts and related rate improvements, along with recent agreements with other commercial customers, have absorbed a substantial portion of the Company's aircraft capacity in 1995 and 1996 and resulted in substantial increases in the Company's backlog of business to approximately $475 million today from approximately $80 million a year ago. Approximately 90% of the $475 million backlog represents contracts in place with MAS, which is 32% owned by MHS, a 19.9% shareholder of World Airways. As a result of these contracts, World Airways expects that the percentage of the Company's total revenue generated from MAS in 1995 will increase significantly over historical levels. In addition, World Airways has obtained regulatory approval from the Government of Israel to operate a scheduled service between New York and Tel Aviv commencing in July 1995.

   In order to make World Airways more cost-competitive with certain passenger and cargo carriers, and to improve cash flow, World Airways' management has taken a series of steps to reduce operating costs. These steps generally involve eliminating business activities that are not essential to World Airways' operations, including eliminating those costs which customers are not prepared to compensate for in the form of higher prices. World Airways' management believes that these actions, which began in the second half of 1994, should result in improved operating income and cash flow. Management also believes that the shift in the Company's business to more patterned flying, made possible by the long-term contracts it has obtained, should also enable the Company to achieve certain operating cost efficiencies.

   US Order's research indicated that consumers prefer to receive banking services through their local bank. The VISA transaction in August 1994 postures the company to deliver its products and services to 13,000 VISA member banks in the United States. The Company believes that the VISA transaction improves the prospects of US Order's future performance by expanding the business opportunities available to US Order through customization services, smart telephones, non-financial applications, customer service, and facilities management.

   On August 25, 1994, the Company's Board of Directors approved the exercise of WorldCorp's option to purchase 4.8 million shares of US Order common stock held by its founders. Under the terms of this agreement, WorldCorp would pay $3.9 million, consisting of $2.1 million in shares of WorldCorp common stock and $1.8 million in cash. Prior to year-end, WorldCorp paid $0.4 million in cash to the founders in exchange for 498,794 shares of US Order common stock, increasing WorldCorp's ownership of voting stock to 52%. Effective February 16, 1995, WorldCorp purchased the remaining 4.3 million shares of US Order common stock with 302,282 shares of WorldCorp common stock, $0.3 million in cash, and $1.1 million in the form of notes due to the founders. These notes are due in 1995. As a result of this option exercise, WorldCorp increased its ownership in US Order's voting stock to approximately 89% in February 1995.

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

   On July 16, 1987, World Airways and the Teamsters executed a five-year agreement on behalf of the World Airways' flight attendants, which was ratified on August 5, 1987. The contract expired in July 1992 and since that time the flight attendants have been employed under the terms of their prior contract pursuant to the provisions of the Railway Labor Act. The Company is currently in active negotiations with the Teamsters concerning renewal of the contract for the flight attendants. In December 1994, World Airways and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations between World Airways and its flight attendants. The outcome of the negotiations cannot be determined at this time.

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

   The availability of net operating loss, investment tax credit, and alternative minimum tax credit carryforwards to reduce the Company's future Federal income tax liability is subject to limitations under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, these limitations restrict the availability of net operating loss and investment tax credit carryforwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in the three-year testing period ("Ownership Change"). In August 1991, 5.7 million shares of common stock were sold by a group of existing shareholders. This transaction constituted an Ownership Change, which reduced the annual utilization of net operating loss, alternative minimum tax credit, and investment tax credit carryforwards ("Carryforwards") available to the Company in 1991 and future years. As of December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of $72.6 million [subject to a $6.3 million annual limitation based on the value of the outstanding Common Stock immediately prior to the Ownership Change and the statutorily provided long-term tax exempt rate (the "Limitation")] and $89.9 million (generated after the Ownership Change) which are available to offset future federal taxable income. These carryforwards expire between 1997 and 2009. As a result of the transactions between the Company and MHS during 1994 (see Note 4), approximately $113.5 million of the consolidated net operating loss carryforwards for federal income tax purposes (subject to the Limitation) will be allocated to World Airways, and therefore, will only be available to offset future federal taxable income of World Airways.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                       WORLDCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (in thousands)

                                                               December 31,
                                                             -------------------
                                                              1994        1993
                                                             -------     -------
CURRENT ASSETS
  Cash and cash equivalents, including $107
    restricted cash in 1994 and $3,171 in 1993 (Note 19)     $ 8,160     $16,916

  Restricted short-term investments (Notes 7 and 19)             668         668

  Trade accounts receivable, less allowance for doubtful
    accounts of $81 in 1994 and $311 in 1993 (Note 11)         5,748       8,476

  Other receivables                                            3,134       5,109

  Prepaid expenses and other current assets (Notes 8 and 18)   8,222       3,476

  Assets held for sale (Notes 5 and 9)                         2,500       6,000
                                                             -------     -------

    Total current assets                                      28,432      40,645
                                                             -------     -------

ASSETS HELD FOR SALE (Notes 5 and 9)                          11,645       8,660

EQUIPMENT AND PROPERTY (Note 12)
  Flight and other equipment                                  27,698      35,547
  Equipment under capital leases                              12,006      13,675
                                                             -------     -------
                                                              39,704      49,222
  Less accumulated depreciation and amortization              12,657      16,171
                                                             -------     -------

    Net equipment and property                                27,047      33,051
                                                             -------     -------

LONG-TERM OPERATING DEPOSITS (Note 12)                        13,562      10,028

OTHER ASSETS AND DEFERRED CHARGES (Notes 4 and 8)              9,689       5,735

INTANGIBLE ASSETS (Note 10)                                    7,161          --
                                                             -------     -------

    TOTAL ASSETS                                             $97,536     $98,119
                                                             =======     =======

                                                                     (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                       (in thousands except share data)
                                  (Continued)

                                                                       December 31,
                                                                 -------------------------
                                                                    1994          1993
                                                                 -----------  ------------
CURRENT LIABILITIES
  Notes payable (Note 11)                                         $  15,662     $   7,069
  Current maturities of long-term obligations (Note 12)               9,664        10,448
  Deferred aircraft rent (Note 12)                                      907         6,295
  Accounts payable                                                   12,311        12,064
  Unearned revenue                                                    5,615         4,456
  Accrued maintenance in excess of reserves paid                      6,395        14,732
  Accrued salaries and wages (Note 18)                                7,652         7,252
  Accrued interest                                                    2,297         2,224
  Accrued taxes                                                       1,855           955
                                                                  ---------     ---------
    Total current liabilities                                        62,358        65,495
                                                                  ---------     ---------

LONG-TERM OBLIGATIONS, NET (Note 12)
  Subordinated convertible debt                                      65,000        65,000
  Subordinated notes, net                                            24,942        24,926
  Deferred aircraft rent, net of current portion                      1,522         1,850
  Equipment financing and other long-term obligations                17,904        26,825
                                                                  ---------     ---------
    Total long-term obligations, net                                109,368       118,601
                                                                  ---------     ---------

OTHER LIABILITIES
  Deferred gain from sale leaseback transactions, net of
    accumulated amortization of $32,344 in 1994 and
    $30,395 in 1993                                                   8,373        10,322
  Accrued postretirement benefits (Note 15)                           2,384         2,250
  Accrued maintenance in excess of reserves paid                      2,866         2,080
  Other                                                                 380           444
                                                                  ---------     ---------
    Total other liabilities                                          14,003        15,096
                                                                  ---------     ---------

    TOTAL LIABILITIES                                               185,729       199,192
                                                                  ---------     ---------

MINORITY INTEREST (Notes 3 and 4)                                        --            --

COMMON STOCKHOLDERS' DEFICIT (Notes 3, 12, 13, 14, and 18)
  Common stock, $1 par value, (60,000,000 shares authorized,
    15,491,699 shares issued and 15,429,114 shares outstanding at December 31, 1994 and 15,224,076 shares issued and
    15,161,491 shares outstanding at December 31, 1993)              15,492        15,224
  Additional paid-in capital                                         37,563        34,071
  Deferred compensation                                              (1,102)           --
  Accumulated deficit                                              (139,806)     (148,114)
  ESOP guaranteed bank loan (Notes 12 and 15)                            --        (1,914)
  Treasury stock, at cost                                              (340)         (340)
                                                                  ---------     ---------

    TOTAL COMMON STOCKHOLDERS' DEFICIT                              (88,193)     (101,073)
                                                                  ---------     ---------

  COMMITMENTS AND CONTINGENCIES (Notes 2, 12, 15, 17, and 19)

    TOTAL LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT            $  97,536     $  98,119
                                                                  =========     =========

          See accompanying Notes to Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share data)

                                                        December 31,
                                              ---------------------------------
OPERATING REVENUES                               1994        1993       1992
                                              -----------  ---------  ---------
  Contract flight operations (Note 17)          $196,218   $199,276   $183,705
  Flight operations subcontracted to other
   carriers                                        5,378      1,221     11,499
  Other                                            1,412      1,314      5,170
  Transaction processing - US Order                1,432        905         36
                                                --------   --------   --------
    Total operating revenues                     204,440    202,716    200,410
                                                --------   --------   --------
OPERATING EXPENSES
  Flight                                          65,372     62,880     52,302
  Maintenance                                     26,212     28,667     34,458
  Aircraft costs                                  53,860     52,187     35,135
  Fuel                                            31,628     40,697     37,811
  Flight operations subcontracted to other
   carriers                                        5,549      1,312     11,612
  Depreciation and amortization                    5,212      6,275      5,872
  Selling and administrative                      24,635     20,932     18,725
  Loss from operation of Key Airlines (Note
   5)                                                 --         --      6,041
  Loss on sale of Key Airlines (Note 5)               --        833     31,416
  Transaction processing - US Order               10,681     11,741      3,893
                                                --------   --------   --------
    Total operating expenses                     223,149    225,524    237,265
                                                --------   --------   --------

OPERATING LOSS                                   (18,709)   (22,808)   (36,855)
                                                --------   --------   --------

OTHER INCOME (EXPENSE)
  Interest expense (Notes 11 and 12)             (12,154)   (11,179)   (11,243)
  Interest income (Note 7)                           863        730      3,996
  Gain (loss) on investments, net                   (308)         5        126
  Gain on sale of US Order banking
   operations (Note 3)                            14,547         --         --
  Gain on sale of World Airways, Inc. stock
   (Note 4)                                       26,922         --         --
  Other, net                                        (665)      (445)      (716)
                                                --------   --------   --------
    Total other income (expense)                  29,205    (10,889)    (7,837)
                                                --------   --------   --------

EARNINGS (LOSS) BEFORE INCOME TAXES,
  MINORITY INTEREST, EXTRAORDINARY ITEM
  AND CHANGE IN ACCOUNTING PRINCIPLE              10,496    (33,697)   (44,692)

INCOME TAX EXPENSE (Note 16)                         159        117         28

MINORITY INTEREST (Notes 3 and 4)                 (2,029)     2,869      1,829
                                                --------   --------   --------

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM
  AND CHANGE IN ACCOUNTING PRINCIPLE               8,308    (30,945)   (42,891)

EXTRAORDINARY ITEM
  Loss on acquisition of debt (Note 12)               --         --     (3,253)
                                                --------   --------   --------

EARNINGS (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE                             8,308    (30,945)   (46,144)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE
  Accumulated benefit obligation of
   postretirement benefits (Note 15)                  --         --     (1,973)
                                                --------   --------   --------

NET EARNINGS (LOSS)                             $  8,308   $(30,945)  $(48,117)
                                                ========   ========   ========

                                                                     (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Continued)




                                                     December 31,
                                       ----------------------------------------
                                          1994           1993           1992
                                       ----------     ----------     ----------

EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE

  Primary:

     Earnings (loss) before
      extraordinary item
      and change in accounting
      principle                           $0.54        $(2.12)        $(3.02)

     Extraordinary item                      --            --          (0.23)

     Cumulative effect of change in
      accounting principle                   --            --          (0.14)
                                     ----------     ---------      ---------

     Net earnings (loss)                  $0.54        $(2.12)        $(3.39)
                                     ==========     =========      =========

  Fully diluted:

     Earnings (loss) before
      extraordinary item
      and change in accounting
      principle                           $0.53   $         *    $         *

     Extraordinary item                      --            --              *

     Cumulative effect of change in
      accounting principle                   --            --              *
                                     ----------     ---------      ---------

     Net earnings (loss)                  $0.53   $         *    $         *
                                     ==========     =========      =========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

  Primary                            15,516,063    14,590,265     14,175,065
                                     ==========    ==========    ===========
  Fully diluted                      15,793,046    14,590,265     14,175,065
                                     ==========    ==========    ===========


*  Fully diluted earnings per share are anti-dilutive.


          See accompanying Notes to Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                 Years ended December 31, 1994, 1993, and 1992
                       (in thousands except share data)


                                                                                      Employee
                                                                                    Stock Owner-                  Total
                                           Additional                                 ship Plan    Treasury       Common
                                  Common    Paid-in      Deferred     Accumulated    Guaranteed     Stock,    Stockholders'
                                  Stock     Capital    Compensation     Deficit       Bank Loan     at cost      Deficit
                                 --------  ----------  -------------  ------------  -------------  ---------  --------------


BALANCE AT
DECEMBER 31, 1991                 $14,010     $27,719       $    --     $ (69,052)       $(2,700)     $(340)      $ (30,363)

Exercise of 251,591 options
  and warrants                        251       1,246            --            --             --         --           1,497
Employee Stock Ownership Plan
  guaranteed bank loan                 --          --            --            --            426         --             426
Other                                  --         195            --            --             --         --             195
Net loss                               --          --            --       (48,117)            --         --         (48,117)
                                 --------     -------  ------------   -----------   ------------   --------       ---------

BALANCE AT
DECEMBER 31, 1992                 $14,261     $29,160       $    --     $(117,169)       $(2,274)     $(340)      $ (76,362)

Exercise of 954,875 options
  and warrants                        963       3,921            --            --             --         --           4,884
Employee Stock Ownership Plan
  guaranteed bank loan                 --          --            --            --            360         --             360
Sale of equity by US Order             --         847            --            --             --         --             847
Other                                  --         143            --            --             --         --             143
Net loss                               --          --            --       (30,945)            --         --         (30,945)
                                 --------     -------  ------------   -----------   ------------   --------       ---------

BALANCE AT
DECEMBER 31, 1993                 $15,224     $34,071       $    --     $(148,114)       $(1,914)     $(340)      $(101,073)

Exercise of 266,723 options
  and warrants                        268       1,160            --            --             --         --           1,428
Employee Stock Ownership Plan
  guaranteed bank loan                 --          --            --            --          1,914         --           1,914
Grant of stock options                 --       2,217        (2,217)           --             --         --              --
Amortization of deferred
  compensation                         --          --         1,115            --             --         --           1,115
Other                                  --         115            --            --             --         --             115
Net earnings                           --          --            --         8,308             --         --           8,308
                                 --------     -------  ------------   -----------   ------------   --------       ---------

BALANCE AT
DECEMBER 31, 1994                 $15,492     $37,563       $(1,102)    $(139,806)       $     0      $(340)      $ (88,193)
                                 ========     =======  ============   ===========   ============   ========       =========

          See accompanying Notes to Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        December 31,
                                             -----------------------------------
                                                 1994        1993        1992
                                             ------------  ---------  ----------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR (See Note 6)                          $ 16,916   $ 13,759    $ 22,841

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                8,308    (30,945)    (48,117)
Adjustments to reconcile net earnings
 (loss) to cash
  provided (used) by operating activities:
  Depreciation and amortization                    5,212      6,275       9,205
  Deferred gain recognition                       (1,949)    (4,587)     (4,558)
  Deferred aircraft rent payments, net                --      8,145          --
  Gain on sale of US Order banking
   operations                                    (14,547)        --          --
  Gain on sale of World Airways stock            (26,922)        --          --
  Loss on sale of Key Airlines                        --         --      31,416
  Extraordinary item                                  --         --       3,253
  Loss on investments                                102         --       1,161
  Minority interest in earnings (loss) of
   subsidiaries                                    2,029     (2,869)     (1,829)
  Cumulative effect of change in
   accounting principal                               --         --       1,973
  (Gain) loss on sale of equipment and
   property                                          669       (154)        160
  Writedown of assets held for sale                   --      1,778          --
  Other                                           (1,775)     1,446          --
  Changes in certain assets and
   liabilities net of
     effects of non-cash transactions:
     Decrease (increase) in accounts
      receivable                                   5,230      2,802      (2,630)
     Increase in deposits, prepaid
      expenses and other assets                   (9,461)    (2,113)     (5,481)
     (Decrease) increase in accounts
      payable, accrued
       expenses and other liabilities              4,001     11,605      (2,087)
                                                --------   --------    --------
  Net cash used by operating activities          (29,103)    (8,617)    (17,534)
                                                --------   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property               (4,854)   (23,402)     (8,551)
Proceeds from disposal of equipment and
 property                                          3,893      5,425       1,721
Purchase of investments                           (6,533)      (210)       (250)
Proceeds from sale of US Order banking
 operations                                       14,750         --          --
Increase in equity investment in US Order             --         --      (1,800)
Loan to US Order prior to purchase of
 majority interest                                    --         --      (1,250)
Purchase of majority interest in US Order             --         --          28
Proceeds from sales of short-term
 investments, net                                  6,029      3,552       7,428
Other                                                 --         --      (1,771)
                                                --------   --------    --------
  Net cash provided (used) by investing
   activities                                     13,285    (14,635)     (4,445)
                                                --------   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit
 borrowing arrangement, net                       (4,275)     7,069          --
Issuance of debt                                   6,087     34,936      72,178
Repayment of debt                                (18,065)   (23,419)    (10,325)
Redemption and open market acquisitions of
 debt                                                 --         --     (50,453)
Payment for redemption of preferred stock
 of subsidiary                                    (2,718)        --          --
Proceeds from stock transactions                   1,428      4,884       1,497
Proceeds from sale of equity by subsidiary        12,488        800          --
Proceeds from sale of subsidiary's stock          12,300      2,700          --
Debt issuance costs                                   --       (561)         --
Other                                               (183)        --          --
                                                --------   --------    --------
  Net cash provided by financing activities        7,062     26,409      12,897
                                                --------   --------    --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (8,756)     3,157      (9,082)
                                                --------   --------    --------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR (See Note 6)                          $  8,160   $ 16,916    $ 13,759
                                                ========   ========    ========

          See accompanying Notes to Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

A. Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of WorldCorp, Inc. ("WorldCorp" or the "Company"), its wholly-owned subsidiaries:
World Airways, Inc. ("World Airways"); Key Airlines, Incorporated ("KeyAir") (see Note 5); WorldCorp Leasing, Inc.; WorldCorp Leasing II, Inc.; WorldCorp Services, Inc.; World Airways Cargo, Inc.; WorldCorp Investments, Inc.; World Flight Crew Services, Inc.; and a 52% ownership interest in the voting stock in US Order, Inc. ("US Order") (see Note 4). All significant intercompany balances have been eliminated.

B. Financial Statement Reclassifications
   Certain items in prior year financial statements included herein have been reclassified to conform to 1994 financial statement presentation.

C. Cash Equivalents
   For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

D. Revenue Recognition
   Contract flight operations and transaction processing revenues are recognized as the services are provided.

E. Earnings (Loss) Per Common Share
   Primary earnings (loss) per common share have been computed by dividing earnings (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include warrants and options. Fully diluted earnings per common and common equivalent shares, including convertible debt, have not been presented where the results are anti-dilutive.

F. Investments
   Short-term investments are carried at the lower of aggregate cost or market value.

G. Equipment and Property
   Equipment and property are stated at cost or, if acquired under capital leases, at the present value of the minimum lease payments. Engine overhauls and major airframe maintenance and repairs are charged to operating expense on an accrual basis. Modifications performed in response to Airworthiness Directives issued by the Federal Aviation Administration are capitalized at cost.

   Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the term of the lease, if shorter, for capital leases, by the straight-line method, with estimated residual values of 0 - 15%. Estimated useful lives of equipment and property are as follows:

     DC10 and MD-11 flight equipment            15-16 years
     Other equipment and property                5-10 years

   Deferred gains realized in connection with sale-leasebacks of aircraft and equipment are amortized over the periods of the respective leases.

H. Assets Held for Sale
   Assets held for sale are recorded at the lower of cost or estimated net realizable value.

I. Intangible Assets
   The excess of cost over the estimated fair value of the Company's share of its subsidiaries' net assets at the date of acquisition is being amortized over periods ranging from 6 to 20 years, using the straight-line method.

J. Income Taxes
   In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS #109"). Under the asset and liability method of FAS #109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS #109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

2. OPERATING ENVIRONMENT

   The Company's air transportation subsidiary operates in a very challenging business environment. In recent years, the combination of a generally weak economy and the depressed state of the airline industry has adversely affected the Company's operating performance. Although there has been recent growth in demand within the industry, such that World Airways experienced a 13% increase in block hours flown in 1994 over 1993, yields remain low.

   The Company is highly leveraged primarily due to losses sustained by World Airways' scheduled operations between 1979 and 1986, debt restructurings in 1984 and 1987, and losses the Company incurred in the past several years. In addition, the Company incurred substantial debt and operating lease commitments during 1993 in connection with acquiring MD-11 aircraft and related spare parts. As of December 31, 1994, the Company was not in compliance with certain covenants related to World Airways' financial condition and operating results under a bank credit facility. The Company obtained a waiver of these covenants from the financial institution.

   The Company's investment in its US Order subsidiary has also required substantial support by WorldCorp in recent years. US Order has generated operating losses since its inception. US Order's interactive products and services are subject to the risks inherent in the marketing and development of new products. The market for US Order's products and services is new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. To date, US Order has generated limited revenues through the sale of its products and services.

   The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, secured borrowings, and other financings from banks and other lenders. In addition, during 1994, the Company completed two transactions which provided cash which was utilized to help meet its operating and debt service requirements in 1994. First, on February 28, 1994, pursuant to an October 1993 agreement, WorldCorp, World Airways, and MHS Berhad ("MHS") entered into a stock purchase agreement in which MHS purchased 24.9% of World Airways' common stock for $27.4 million in cash. During 1994, MHS also acquired 32% of Malaysian Airline System Berhad ("MAS"), the flag carrier of Malaysia. MAS is one of World Airways' largest commercial customers (see Note 4). Second, in August 1994, US Order sold its electronic bill pay operations to VISA International Services Association, Inc. ("VISA") for $15.0 million, assumption of certain liabilities, and a 72 month royalty stream commencing January 1, 1995 and ending December 31, 2000. Of the proceeds received by US Order, $9.4 million was used to retire a portion of its preferred stock (of which WorldCorp received $3.3 million) and vested employee options. As of December 31, 1994, approximately $2.5 million of these proceeds were available to fund future working capital requirements of US Order. US Order does not expect to receive any significant royalty payments in 1995 (see Note 3).

   As noted above, the Company has substantial debt service and operating lease obligations in 1995 (see Notes 11 and 12). In addition, World Airways estimates that its required capital expenditures for MD-11 integration will be approximately $9.8 million in 1995 and it will also require approximately $8.0 million to purchase a spare engine in the fourth quarter of 1995. While World Airways is currently seeking financing for the purchase of the engine and additional spare parts relating to the MD-11 aircraft recently acquired, no assurances can be given that the Company will obtain the necessary financing. World Airways has also obtained regulatory approval from the government of Israel to operate a scheduled service between New York and Tel Aviv commencing in the Summer of 1995. World Airways anticipates working capital requirements of approximately $2.0 million in 1995 in connection with the start of this scheduled service.

   The Company has taken, and continues to pursue, a number of actions which it believes will enable it to meet its obligations in 1995. World Airways recently concluded a series of contracts with MAS that will result in World Airways' operation of two passenger aircraft until 1997, one freighter aircraft until 1999, and two freighter aircraft until 2000 (see Note 4). These contracts and related rate improvements, along with recent agreements with other commercial customers, have absorbed a substantial portion of the Company's 1995 aircraft capacity and resulted in substantial increases in the Company's backlog of business. Approximately 90% of this backlog represents contracts in place with MAS. As a result of these contracts, World Airways expects that the percentage of the Company's total revenue generated from MAS will increase significantly over historical levels.

   In addition, in order to make World Airways more cost-competitive with certain passenger and cargo carriers, and to improve cash flow, World Airways' management has taken a series of steps to reduce operating costs. These steps generally involve eliminating business activities that are not essential to World Airways' operations, including eliminating those costs which customers are not prepared to compensate for in the form of higher prices. World Airways' management believes that these actions, which began in the second half of 1994, should result in improvements in operating income and cash flow. The shift in the Company's business to more patterned flying, made possible by the long-term contracts it has obtained, should also enable the Company to achieve certain operating cost efficiencies.

   In 1995, World Airways amended its $20.0 million credit facility agreement to adjust certain covenants beginning in the first quarter of 1995 and extended the credit facility's term to 1998. In addition, the amended agreement provides for up to an additional $2.0 million in borrowing capacity, subject to spare part valuations, beginning in October 1995. Also, in the first quarter of 1995, World Airways received approximately $6.0 million in working capital and short-term financing, bearing interest at approximately 11%. Approximately $5.2 million of this financing is due in the second quarter of 1995. The remaining balance will be repaid in monthly installments through December 1995.

   In 1994 and in January 1995, respectively, US Order entered into strategic alliances with VISA in the financial services industry and Colonial Data in the telecommunications industry (see Note 3). The Company believes that these alliances will increase revenues for US Order. US Order is also currently seeking additional equity financing as well as attempting to sell certain of its assets, including its $2.5 million advertising credit. However, there can be no assurance that such financing will be obtained.

   As of December 31, 1994, the Company holds approximately $14.1 million (at book value) of aircraft spare parts and transaction processing terminals currently available for sale.

   The Company believes that the combination of the financings consummated to date and the operating and additional financing plans described above will be sufficient to allow the Company to meet its operating and capital requirements in 1995.

3. INVESTMENT IN US ORDER

   On September 10, 1990, the Board of Directors of WorldCorp unanimously authorized WorldCorp to enter into and consummate a Stock Purchase Agreement dated as of September 14, 1990 (the "Stock Purchase Agreement"), under which WorldCorp agreed to purchase Series A Preferred Stock ("the Preferred Stock") issued by US Order. The Board of Directors of the Company authorized the purchase of US Order, which has had limited revenue to date, as part of the Company's continuing efforts to diversify its interests. In connection with this agreement, the Company was granted an option to purchase the common stock held by the founding shareholders. Mr. Gorog is Chairman of the Board of US Order and is Chairman of the Board of Directors of WorldCorp. Mr. Gorog, together with certain members of his immediate family (the "Founders"), were majority owners of US Order.

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

   In December 1992, WorldCorp agreed to convert $7.6 million in principal amount of loans from WorldCorp to US Order into 7,550 shares of redeemable preferred stock of US Order. The preferred stock earns quarterly dividends at a rate of 7.5%. As part of this transaction, WorldCorp's option to purchase additional shares of the capital stock of US Order was extended from September 15, 1993 to December 15, 1994, and WorldCorp received an exclusive license to apply US Order's transaction processing technology to lottery and gaming applications. In August 1994, US Order redeemed $3.3 million (or 3,250 shares) of this redeemable preferred stock.

   In December 1993, US Order completed a private equity placement for $12.0 million with financial and strategic partners. WorldCorp invested $1.7 million in this equity offering. Following this transaction, the Company owned 46% of the voting stock of US Order. At that time, US Order was still in the development stage and, therefore, the gain of $0.8 million resulting from this transaction was recorded as additional paid-in capital in the accompanying consolidated financial statements. As of December 1993, WorldCorp had purchased for $5.3 million a total of 5,204,082 shares of US Order preferred stock, which are convertible into common stock.

   As of December 31, 1994, WorldCorp owns 52% of the voting stock of US Order. WorldCorp and the financial and strategic partners of US Order own stock which carry liquidation preferences pursuant to which WorldCorp, at December 31, 1994, is entitled to 64% of any distributions. The results of operations of US Order are allocated based on liquidation preferences.

   WorldCorp provided consulting services to assist US Order's management during 1994, 1993 and 1992. US Order paid consulting fees to WorldCorp equal to the cost of the salary and benefits of WorldCorp personnel who performed these services.

   On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("VISA") for $14,645,101 in cash (net of closing costs of $227,978), the assumption of certain of US Order's capital lease obligations and other miscellaneous liabilities totaling $853,370, 100 shares of VISA's redeemable preferred stock, and a 72 month royalty stream commencing January 1, 1995 and ending December 31, 2000 (the "Royalty Period"). The Company recognized a gain of $14.5 million (before minority interest of $3.9 million) from this sale. Of the proceeds received by US Order, $9.4 million was used to retire a portion of its preferred stock (of which WorldCorp received $3.3 million) and to cancel vested employee options. As of December 31, 1994, approximately $2.5 million of these proceeds were available to fund future working capital requirements of US Order. The royalty amount is based on the number of VISA customers using the electronic banking and bill payment technology sold by US Order to VISA. The first $75,000 of royalties earned during each quarter on a cumulative basis for a total of ten quarters will be applied by VISA to offset certain liabilities assumed by VISA pursuant to the acquisition. No assurances can be given as to the amount of the royalty payments that will be received from VISA. US Order does not expect to receive any significant royalty payments in 1995.

   As a result of the purchase of US Order's banking operations by VISA, US Order has agreed to certain restrictions on its operations with respect to the banking and financial services industry. Similarly, VISA has agreed to certain restrictions on its activities as they might relate to the ongoing businesses of US Order. Additionally, the VISA agreement designates US Order as a "preferred provider" to supply certain products and services including smart telephones, consumer applications, and customer service throughout the royalty period.
Under the agreement, VISA must make its member banks aware of the preferred provider status of US Order and its products and services, although it is under no obligation to guarantee any minimum purchases of any such US Order products or services by VISA or any of its members. Until August 1, 1995, VISA also agreed not to designate any third party as a preferred provider of the Company's services. In January 1995, US Order signed a two-way exclusive strategic alliance with a leading manufacturer of Caller ID units, Colonial Data Technologies, to jointly develop and distribute US Order's next generation of smart telephones to the telecommunications industry.

   On August 25, 1994, the Company's Board of Directors approved the exercise of WorldCorp's option to purchase 4.8 million shares of US Order common stock held by its the founders. Under the terms of this agreement, WorldCorp would pay $3.9 million, consisting of $2.1 million in shares of WorldCorp common stock and $1.8 million in cash. Prior to year-end, WorldCorp paid $0.4 million in cash to the Founders in exchange for 498,794 shares of US Order common stock, increasing WorldCorp's ownership of voting stock to 52%. Effective February 16, 1995, WorldCorp purchased the remaining 4.3 million shares of US Order common stock with 302,282 shares of WorldCorp common stock, $0.3 million in cash, and $1.1 million in the form of notes due to the Founders. These notes are due in 1995. As a result of this option exercise, WorldCorp increased its ownership in US Order's voting stock to approximately 89% in February 1995.

4. TRANSACTIONS WITH MHS/MAS

   On October 30, 1993, WorldCorp, Inc., World Airways, Inc., and MHS Berhad ("MHS") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. Under this Agreement, World Airways would receive upon closing $12.4 million to fund its working capital requirements. The remaining $15.0 million would be paid to WorldCorp to add to its cash reserves. The Company received $2.7 million prior to December 31, 1993 as an advance on the sales price. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above. As a result of this transaction, WorldCorp recognized a gain of approximately $27.0 million in the first quarter of 1994. Under this agreement, if at any time after October 30, 1996 World Airways registers its common stock under the Securities Act of 1993, MHS has the right to demand the registration of its shares. Also, if without the prior written consent of MHS:
(1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then MHS has the option (a) to sell or transfer all or a portion of its shares to a third party notwithstanding the aforementioned three-year holding period; and/or (b) to require WorldCorp to purchase all or part of MHS's shares at fair market value. Fair market value may not be less than the aggregate of the costs borne by MHS in acquiring and holding its World Airways shares. Management has indicated that it does not intend to take any such actions without the prior consent of MHS.

   During 1994, MHS acquired 32% of Malaysian Airline System Berhad ("MAS"), the flag carrier of Malaysia. World Airways has provided service to MAS since 1981, providing aircraft for integration into MAS' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. The current MAS Hadj contract, which was entered into in 1992, expires in 1996. In 1994, World Airways provided two aircraft for Hadj operations. World Airways expects to provide three aircraft for the 1995 Hadj operations. MAS is one of World Airways' largest commercial customers (see Note 17).

   Effective December 31, 1994, WorldCorp agreed to pay MHS $8.5 million in exchange for 5% of World Airways' common stock held by MHS and the execution of a series of long-term contracts between World Airways and MAS. The $8.5 million note to MHS is due in December 1995 (see Note 11). As a result of this transaction, effective December 31, 1994, MHS owns 19.9% of World Airways' common stock.

   Under the terms of its new long-term contracts with MAS, World Airways will operate three freighter aircraft for at least 400 hours per aircraft per month (or a total of at least 1,200 hours per month). One freighter is currently in service and will operate through September 1999; two additional freighters will begin service in June 1995 and operate through September 2000. These contracts provide for hourly rates that reflect generally improved market conditions. Also under the new contracts, MAS has extended through March 1997 the operation of two MD-11 passenger aircraft that had been previously contracted by MAS to operate from October 1994 through March 1995. Each aircraft will operate a minimum of 320 hours per month (or a total minimum of 640 hours per month) at rates that reflect generally improved market conditions.

   Of the $8.5 million consideration paid to MHS, $3.0 million is attributable to the contract enhancements discussed above. This amount is included in other assets and deferred charges in the accompanying December 31, 1994 consolidated balance sheet, and is being amortized over the terms of the MAS contracts, approximately two to five years.

5. SALE OF KEY AIRLINES

   In September 1992, WorldCorp decided to dispose of its wholly-owned subsidiary, KeyAir, and on October 6, 1992, WorldCorp entered into a letter of intent to sell the stock of KeyAir to Savannah Aviation Group ("SAG"). The sale of KeyAir was completed on October 23, 1992. Accordingly, KeyAir's net loss for 1992 is reflected in the accompanying financial statements, under the caption "Loss from operation of Key Airlines". Included in "Loss from operation of Key Airlines" in 1992 is $40.7 million of KeyAir operating revenues and $46.7 million of KeyAir operating expenses. Under the terms of the stock purchase agreement, WorldCorp sold all of the outstanding common shares of KeyAir for $6.5 million. As consideration for the shares, WorldCorp accepted a $3.5 million Senior Secured Note (the "Note") and a $3.0 million Convertible Subordinated Debenture (the "Debenture") from SAG, which were not recorded by the Company due to uncertainty regarding realization of these amounts.
WorldCorp recorded an estimated loss on the sale of KeyAir of $31.4 million in the accompanying financial statements as of December 31, 1992. Loss on sale of KeyAir in 1992 consisted primarily of a writedown of the B727 aircraft and related rotables to estimated net realizable values and a write-off of the remaining goodwill associated with the purchase of KeyAir in 1987. As a result of the sale of KeyAir and the Company's inability to deploy the aircraft in other long-term opportunities beyond 1992, the Company discontinued operating the B727-100 aircraft after December 31, 1992. The Company entered into a consignment agreement with a third party to dismantle and sell certain of the B727-100 aircraft and the related rotables beginning in November 1992. As a result, in 1992, the Company reduced the carrying values of the B727 aircraft to estimated net realizable values and classified these amounts as assets held for sale in the accompanying balance sheet (see Note 9).

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

6. SUPPLEMENTAL INFORMATION -- STATEMENTS OF CASH FLOWS

   Additional information pertaining to certain cash payments and noncash investing and financing activities is as follows (in thousands):

                              For the years ended December 31,
                              --------------------------------
                                 1994       1993       1992
                              ----------  ---------  ---------
            Cash paid for:
              Interest           $11,550    $10,274    $12,722
              Income taxes           140         91        129

   In December 1994, WorldCorp agreed to pay MHS $8.5 million in exchange for the 5% of World Airways' common stock held by MHS and the execution of a series of long-term contracts with MAS (see Note 4). Additionally, World Airways paid approximately $1.8 million and exchanged a DC10 engine valued at approximately $1.0 million in connection with the settlement of maintenance reserves due on the return of three DC10 aircraft in 1994.

   During 1994 and 1993, US Order entered into capital leases and other long-term obligations of $0.2 million and $1.7 million, respectively, in connection with the purchase of transaction processing equipment. Additionally, during 1994, $0.8 million of capital leases and other obligations were assumed by VISA (see Note 3).

   During 1994, US Order redeemed preferred stock through the issuance of a note payable of $0.9 million.

   During 1993, US Order completed a $12.0 million private equity placement in which WorldCorp invested $1.7 million (see Note 3). Included in the remaining $10.3 million investment was $2.5 million received in the form of an advertising credit and $4.3 million received in the form of forgiveness of various liabilities of US Order.

   During 1993, the Company sold $9.5 million of MD-11 aircraft spare parts and leased the parts back under a 79 month capital lease. The following is a summary of the transaction (in thousands):

     Sale price of parts                            $9,463
     Debt retired                                   (7,570)
     Security deposit                               (1,893)
                                                    -------
       Net cash proceeds                           $     0
                                                    =======

   During 1992, the Company purchased $48.8 million of its 13 7/8% Subordinated Notes (the "Notes"). The following is a summary of the transaction (in thousands):

     Face value of Notes purchased                 $48,806
     Cash paid                                     (50,453)
     Debt discount and issuance costs               (1,606)
                                                   --------
       Extraordinary gain (loss)                  $ (3,253)
                                                   ========

7. SHORT-TERM INVESTMENTS

   At December 31, 1994 and 1993, short-term investments consist of cash pledged as collateral for letters of credit with expiration dates in excess of ninety days.

8. OTHER ASSETS AND DEFERRED CHARGES

   Other assets and deferred charges consist of the following (in thousands):

                                                      December 31,
                                                     --------------
                                                      1994    1993
                                                     ------  ------

     Debt issuance costs, net                        $2,326  $3,062
     Long-term notes receivable (Notes 15 and 18)     2,436      --
     Deferred contract cost (Note 4)                  3,000      --
     Aircraft integration costs, net                  1,927   2,673
                                                     ------  ------
                                                     $9,689  $5,735
                                                     ======  ======

   Debt issuance costs consist of the costs of issuing the 13 7/8% Subordinated Notes due 1997, the Convertible Subordinated Debentures due 2004, and revolving lines of credit agreements. These costs are being amortized over the term of the respective debt instruments using the effective interest method (see Notes 11 and 12).

   Aircraft integration costs consist of pre-operating costs incurred in connection with integrating the new MD-11 aircraft into the Company's fleet (see
Note 12). These costs, consisting primarily of flight crew training, are being amortized on a straight-line basis over a five-year period.

   Prepaid expenses and other current assets at December 31, 1994 includes prepaid insurance of approximately $4.8 million.

9.   ASSETS HELD FOR SALE

   Assets held for sale consist primarily of DC10 and B727 rotables with a net book value of $11.8 million and two DC10 engines with a net book value of $2.0 million. The Company has consigned these parts with a third party to sell these parts over a reasonable period of time with the objective of maximizing the proceeds from sale. During 1993, US Order recorded a $1.8 million writedown associated with its older generation of terminal components, a portion of which are available for sale.

10.  INTANGIBLE ASSETS

   As a result of various transactions in the capital stock of US Order during 1994 (see Note 3), the Company recorded approximately $1.7 million of goodwill, which is being amortized over approximately six years using the straight-line method.

   Effective December 31, 1994, the Company agreed to purchase 500,000 shares of MHS's 2,490,000 shares of World Airways common stock for $8.5 million, resulting in goodwill of $5.5 million (see Note 4). This amount is being amortized over 20 years using the straight-line method.

11.  NOTES PAYABLE

   In 1993, World Airways entered into an $8.0 million revolving line of credit borrowing arrangement which is collateralized by certain receivables which were sold to the bank with recourse. Borrowing availability under the line is based on the amount of eligible receivables. At December 31, 1994, World Airways had no unused borrowing capacity available. Borrowings under the line of credit were $2.8 million at December 31, 1994 and bear interest at the greater of the federal funds rate plus 2.5% or the prime rate plus 2%. At December 31, 1994, the interest rate was 10.5%. World Airways is required to pay any outstanding amounts under the line of credit on January 7, 1998. This agreement contains certain covenants related to World Airways' financial condition and operating results, including minimum quarterly net income tests. World Airways was not in compliance with its debt covenants as of December 31, 1994, but has obtained a waiver of these covenants from the financial institution. In 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995. No assurances can be given that the Company will meet these revised covenants or, if required, obtain the required waivers. There is also an unused facility fee of 0.5% per year (see Note 12).

   Also included in notes payable as of December 31, 1994 are the following: a $4.38% note payable in the amount of $4.4 million with principal and interest payable monthly in 1995; and a 6.0% note payable to MHS in the amount of $8.5 million with principal and interest due December 31, 1995 (see Note 4).

   Subsequent to December 31, 1994, the Company entered into notes payable of $1.1 million, due during 1995, to the founders of US Order, in connection with the purchase of the founders' stock in US Order (see Note 3). Also, in the first quarter of 1995, World Airways received approximately $6.0 million in working capital and short-term financing. This financing bears interest at approximately 11%. Approximately $5.2 million of this financing is due in the second quarter of 1995. The balance will be repaid in installments through December 1995.

12.    LONG-TERM OBLIGATIONS

       Long-Term Debt

   The Company's long-term obligations at December 31 are as follows (in thousands):

                                                                                   1994               1993
                                                                               ----------          ----------
   Note payable due 1995 -- with interest at one month LIBOR plus 1.95%        $    300             $  1,020
     payable monthly (7.95% at December 31, 1994 and 5.51% at December 31,
     1993) collateralized by one General Electric CF6-50C2 engine.

   Note payable due 1994 -- with interest at one month LIBOR plus                    --                  952
     1.75% payable monthly (5.31% at December 31, 1993) collateralized by one General Electric CF6-50C2 engine.

   Spare parts loan due 1998 -- with principal and interest at 8.5%               4,004                4,392
     payable monthly, collateralized by certain MD-11 spare parts.

   Spare parts loan due 1997 -- with principal paid semi-annually
    beginning in 1995 and interest at 8.5% payable semi-annually,                 5,000                5,000
    collateralized by certain MD-11 spare parts.

   Aircraft parts security agreement payable to a
    bank due 1998 -- with interest at the greater of the                          6,371               11,815
    federal funds rate plus 2.5% or the prime rate plus 2%
    (10.5% at December 31, 1994 and 8% at December 31, 1993)
    collateralized by DC10-30 and B727-100 rotables.

   Guaranteed bank loan due 1996 -- with interest at 85% of the
    prime rate                                                                       --                1,914


     of interest payable monthly (5.1% at December 31, 1993) collateralized by 478,501 shares of WorldCorp common stock held by the WorldCorp
     Employee Stock Ownership Plan (see Note 15).

   Unsecured promissory note due 1997 -- with interest at 6% payable
     quarterly beginning May 8, 1994.                                               900                  900

   Unsecured promissory note due 1998 -- with interest at 5.75% payable at
     maturity.                                                                    1,133                   --

   13 7/8% Subordinated Notes due August 15, 1997 -- interest payable semi-annually beginning February 15, 1988  (net of unamortized discount
     of $0.1 million in 1994 and 1993).                                          24,942               24,926

   Convertible Subordinated Debentures due 2004 -- with interest at 7%
     payable semi-annually beginning May 15, 1992.  The Debentures are convertible into WorldCorp common stock at $11.06 per share subject to
     adjustment in certain events.                                               65,000               65,000

   Deferred aircraft rent, non-current                                            1,522                1,850

   Capitalized lease obligations                                                  9,860               11,280
                                                                               --------             --------

     Total                                                                      119,032              129,049

   Less:  current maturities                                                      9,664               10,448
                                                                               --------             --------

     Total long-term obligations, net                                          $109,368             $118,601
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

   The aircraft parts security agreement is subject to the terms of the $8.0 million revolving line of credit borrowing (see Note 11). Under this agreement the borrowing must be reduced by the amount of proceeds received from the sale of excess DC10 and B727 spare parts, but at a minimum of $0.5 million each month. The borrowing facility also restricts World Airways' ability to pay dividends. Under this agreement, World Airways cannot declare, pay, or make any dividend or distribution in excess of the lesser of $4.5 million or 50% of net income for the previous six months. In addition, World Airways must have a cash balance of at least $7.5 million immediately after giving effect to such dividend. In 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995, extend the credit facility to 1998, and to defer payments of principal due in February and March, 1995 until the second quarter of 1995. No assurances can be given that the Company will meet these revised covenants or, if required, obtain the required waivers. In addition, the amended agreement provides for up to an additional $2.0 million in borrowing capacity, subject to spare part valuations, beginning in October 1995.

   The following table shows the aggregate amount of scheduled principal maturities (in thousands) of debt outstanding at December 31, 1994:

       1995                                                   $  8,830
       1996                                                      2,187
       1997                                                     27,716
       1998                                                      3,974
       1999                                                         --
       Thereafter                                               65,000
                                                              --------
         Total                                                $107,707
                                                              ========

   In January 1995, the ESSOP refinanced its debt to the Company through a margin loan (the "Refinanced ESSOP Loan") in the amount of $1.5 million. Principal payments of $90,000 are due quarterly and a final principal payment of $1,050,000 is due May 1996. Interest is payable quarterly at the call loan rate plus 1.5%. The Refinanced ESSOP Loan is collateralized by 361,401 of unallocated shares of common stock owned by the ESSOP (see Note 15).

Deferred Aircraft Rent

   During 1993, the Company negotiated with several of its lessors to defer approximately $14.7 million of lease payments on eight aircraft. Of this amount, $12.9 million was repaid during 1993 and 1994. The remaining deferrals bear interest at rates ranging from 7% to 12%, and are due as follows (in thousands):

       1995                                                     $  907
       1996                                                        553
       1997                                                        240
       1998                                                        257
       1999                                                        276
       Thereafter                                                  196
                                                                ------
         Total                                                  $2,429
                                                                ======

Capital Leases

   The present values of the obligations under capital leases at December 31, 1994 are calculated using rates ranging from 6.14% to 11.7%. The following are scheduled minimum capital lease payments (in thousands) due in the succeeding five years and thereafter, together with the present value of such obligations:

       1995                                                    $ 1,832
       1996                                                      2,072
       1997                                                      1,779
       1998                                                      3,381
       1999                                                      1,313
       Thereafter                                                2,941
                                                               -------
       Total minimum lease payments                             13,318
       Less imputed interest                                     3,458
                                                               -------
          Present value of obligations under capital leases    $ 9,860
                                                               =======

   Property under capital leases consists of equipment leases and are amortized on a straight-line basis over the lease terms or expected useful lives of the assets. Accumulated amortization under capital leases was $3.0 million and $3.2 million at December 31, 1994 and 1993, respectively. Amortization expense of property under capital leases totaled $970,000, $658,000, and $522,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

Operating Leases

   In October 1992 and January 1993, World Airways signed a series of agreements with International Lease Finance Corporation ("ILFC"), McDonnell Douglas Corporation, GATX Capital Corporation, and Pratt and Whitney to lease seven new McDonnell Douglas MD-11 aircraft under initial lease terms of two to five years. Six of the seven aircraft leases contain annual renewal options in years three through fifteen of the lease term. Under the terms of the lease agreements, World Airways may be required to pay additional rent in excess of the fixed monthly amounts depending on block hours flown. As of December 31, 1994, World Airways' fleet consisted of four passenger MD-11 aircraft, one freighter MD-11 aircraft, two convertible DC10 aircraft, and one freighter DC10 aircraft. Subsequent to December 31, 1994, World Airways took delivery of two convertible MD-11's and one DC10 aircraft. The leases contain options to purchase the aircraft at various times throughout the lease terms. Long-term deposits consist primarily of deposits on the MD-11 leases. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits toward four of the option aircraft. During 1995, the options' exercise dates were extended to May 31, 1995, with scheduled aircraft delivery dates beginning no earlier than 1996. If the options are exercised, World Airways intends to obtain financing for the purchases.

   World Airways plans to exit DC10 aircraft and ultimately standardize its fleet around the MD-11 aircraft. World Airways, however, has recently entered into two short-term DC10 aircraft leases with lease terms expiring June 1995 and August 1995, and one DC10 aircraft lease term expiring in September 1997. World Airways may choose to lease additional DC10 aircraft to meet short-term peak demand requirements.

   In February 1992, World Airways signed twelve-year operating leases for two McDonnell Douglas DC10-30 passenger aircraft. In July 1993, World Airways returned these aircraft to their lessor which resulted in a $1.5 million early termination payment of which $1.1 million was expensed in 1993.

   In October 1993, the Company returned an aircraft to its lessor and recorded an expense of $1.2 million related to the early termination of the lease.

   Rental expense, primarily relating to aircraft leases, totaled approximately $53.9 million, $52.1 million, and $39.6 million for the years ended December 31, 1994, 1993, and 1992, respectively.

   The following is a schedule of future annual minimum rental payments, principally aircraft rentals (excluding variable portions), required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994, including the leases entered into subsequent to year-end (in thousands):

     1995                                                      $ 60,852
     1996                                                        62,193
     1997                                                        62,255
     1998                                                        61,447
     1999                                                        55,730
     Thereafter                                                 451,923
                                                               --------
       Total                                                   $754,400
                                                               ========

   These future annual minimum rental payments include all option years.

13.  COMMON STOCK PURCHASE WARRANTS

Drexel Warrants

   On June 30, 1988, the Company issued to Drexel Burnham Lambert, Incorporated ("Drexel") warrants expiring May 24, 1994 to purchase 1,000,000 shares of the Company's common stock at a price of $8.00 per share, subject to certain anti-dilution adjustments (the "Drexel Warrants"). On July 31, 1989, the Company purchased 500,000 of these warrants from Drexel for $1.3 million. In 1992, 37,500 of these warrants were exercised. During 1994, the remaining 462,500 Drexel Warrants expired.

BNYFC Warrants

   On December 7, 1993, in connection with a revolving line of credit facility and an aircraft parts security agreement (see Notes 11 and 12), the Company granted to Bank of New York Financial Corporation ("BNYFC") warrants expiring December 7, 1996 to purchase 250,000 shares of the Company's common stock, at a price of $6.15 per share. At December 31, 1994, these warrants were fully vested and outstanding. These warrants expire on December 7, 1996.

1986  Executive Warrants

   During 1986, the Company entered into agreements with certain officers of the Company to issue 3,600,000 warrants, expiring May 24, 1994, each to purchase one share of the Company's common stock at a price of $5.00 per share, subject to certain anti-dilution adjustments (the "1986 Executive Warrants"). During 1994 and 1993, 90,000 and 779,875, respectively, of these warrants were exercised. No warrants were exercised in 1992. During 1994, the remaining 2,272,336 1986 Executive Warrants expired.

1989  Executive Warrants

   During 1989, the Company entered into warrant agreements with certain officers of the Company providing for the issuance of warrants ("the 1989 Executive Warrants") to purchase a total of 745,000 shares of Company common stock at an exercise price of $5.50; such warrants to vest, at differing rates, over 60 months. The 1989 Executive Warrants expire on August 31, 1997. On November 1, 1990, Mr. T. Coleman Andrews cancelled his right to receive 250,000 warrants granted to him under his 1989 Executive Warrant agreement, and the agreement was terminated. Mr. Andrews agreed to cancel his right to receive the 250,000 warrants so that equity compensation under the 1988 Stock Option Plan could be granted in 1990 to officers of the Company and its subsidiaries.
During 1991, 163,417 of the warrants were cancelled. During 1992, 40,000 of these warrants were cancelled. At December 31, 1994 and 1993, there were 291,583 1989 Executive Warrants fully vested and outstanding.

14.  STOCK OPTIONS

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

   In August 1994, the Company granted 1,050,000 options to an officer and a board member of the Company. These options become vested at various times through May 2004. During 1994, approximately $1.1 million of compensation expense was recognized in connection with the vested portion of these options.

   A summary of option transactions under the 1988 Plan for the years ended December 31, 1992, 1993, and 1994 is presented below:

     Options outstanding, January 1, 1992                          1,294,387
       Options granted (exercise prices from $7.70 to $10.59)        590,000
       Options exercised (exercise prices from $5.50 to $5.825)     (214,091)
       Options expired or cancelled                                  (69,334)
                                                                   ---------
     Options outstanding, December 31, 1992                        1,600,962
       Options granted (exercise prices from $4.72 to $7.03)         300,000
       Options exercised (exercise price of $5.625)                 (175,000)
       Options expired or cancelled                                  (77,600)
                                                                   ---------
     Options outstanding, December 31, 1993                        1,648,362
       Options granted (exercise prices from $4.50 to $4.56)       1,100,000
       Options exercised (exercise prices from $4.72 to $5.625)     (176,723)
       Options expired or cancelled                                 (249,235)
                                                                   ---------
     Options outstanding, December 31, 1994                        2,322,404
                                                                   =========

   A total of 1,528,099 options have vested and are exercisable by the participants under the 1988 Plan as of December 31, 1994.

15.  EMPLOYEE BENEFIT PLANS

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

   In 1990, the ESOP was replaced by the Employee Savings and Stock Ownership Plan ("the ESSOP"). Participation in the ESSOP is limited to employees not covered under a collective bargaining agreement. Employees may elect to invest Salary Deferral Contributions in either the WorldCorp Stock Fund or in Other Investment Funds. The ESSOP provides employer matching contributions in the WorldCorp Stock Fund at a rate determined by the Board of Directors, but at least 50% of the Salary Deferral Contribution. The employer matching contribution rate in the WorldCorp Stock Fund for 1994, 1993, and 1992 was 100%. The employer matching contribution in Other Investment Funds is at the rate of 33 1/3% of the Salary Deferral Contribution. The Company charged approximately $367,000, $416,000, and $394,000 to expense for its contributions to the ESSOP in 1994, 1993, and 1992, respectively.

   The ESOP obtained bank financing of $3.6 million (the "ESOP Loan") which required quarterly principal payments of $90,000 and a final principal payment of $1,080,000. Interest was payable monthly at 85% of the bank's prime rate. During 1994, the Company paid off the balance of the ESOP loan in the amount of $1.7 million. ESSOP agreed to repay to the Company the amount of the bank loan and pledged 472,500 shares to the Company as collateral, subject to release of shares in connection with each quarterly principal payment. In January 1995, the ESSOP refinanced its debt to the Company through a margin loan (the "Refinanced ESSOP Loan") in the amount of $1.5 million. Principal payments of $90,000 are due quarterly and a final principal payment of $1,050,000 is due May 1996. Interest is payable quarterly at the call loan rate plus 1.5% The Refinanced ESSOP Loan is collateralized by 361,401 of the unallocated shares of common stock owned by the ESSOP. The Company is required to make minimum annual discretionary contributions to the ESSOP in an amount necessary to pay principal and interest due on the ESSOP Loan to the extent that other contributions to the ESSOP are insufficient to make such payments. In 1992, contributions from employees combined with employer matching contributions were sufficient to make required principal and interest payments. The Company expensed $0.2 million of principal and interest for the ESOP loan in both 1994 and 1993.

   The World Airways' Crewmembers Target Benefit Plan is a defined contribution plan covering flight engineers and pilots with contributions based upon defined wages. This is a tax-qualified retirement plan under Section 401(a) of the Code. The World Airways' Flight Attendants Target Benefit Plan is a defined contribution plan covering flight attendants with contributions based upon defined wages. This is a tax-qualified retirement plan under Section 401(a) of the Code. Pension expense for both plans totaled approximately $1,382,000, $1,524,000, and $1,288,000 for the years ended December 31, 1994, 1993, and
1992, respectively.

   Effective January 1, 1987, World Airways adopted the World Airways, Inc. Profit Sharing Bonus Plan (the "1987 Profit Sharing Plan"). Contributions to the 1987 Profit Sharing Plan are equal to 20% of World Airways' defined operating income, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways' employees participating in the 1987 Profit Sharing Plan in that year. This is not a tax-qualified retirement plan under Section 401(a) of the Code. Prior to 1993, contributions to the 1987 Profit Sharing Plan were allocated first to payments to all persons or their beneficiaries whose wages were reduced during the time from December 1, 1982 to January 31, 1985. The total wage reduction for this period was approximately $5.8 million. World Airways had repaid the entire $5.8 million as of December 31, 1992. Approximately $0.8 million was distributed in 1993 pertaining to 1992 financial results. The Company made no distributions in 1994 pertaining to 1993 financial results and the Company does not anticipate any distributions in 1995 pertaining to 1994 financial results.

   World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. Effective January 1, 1992, World Airways adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS #106"). FAS #106 requires accrual accounting for all postretirement benefits other than pensions. Prior to the adoption of FAS #106, the cost of health benefits for cockpit retirees was recognized by charging claims to expense as they were incurred. The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $2.0 million in 1992. World Airways funds the benefit costs on a pay-as-you-go (cash) basis.

   A summary of the net periodic postretirement benefit costs for the years ended December 31, 1994, 1993, and 1992 is as follows:

                                                 1994        1993        1992
                                              ----------  ----------  ----------
     Service cost                             $  145,000  $  103,000    $ 91,000
     Interest cost on accumulated
      postretirement benefit obligation          143,000     156,000     148,000
                                              ----------  ----------  ----------
       Net periodic postretirement benefit
        cost                                  $  288,000  $  259,000    $239,000
                                              ==========  ==========  ==========

   The components of the Accumulated Postretirement Benefit Obligation at December 31, 1994 and 1993 are as follows:

                                                 1994        1993
                                              ----------  ----------

     Retirees and dependents                  $  935,000  $  941,000
     Fully eligible, active participants         211,000     211,000
     Not fully eligible participants           1,238,000   1,098,000
                                              ----------  ----------
                                              $2,384,000   2,250,000
     Less: plan assets                                 0           0
                                              ----------  ----------
       Accrued postretirement benefit
        obligation                            $2,384,000  $2,250,000
                                              ==========  ==========

   The assumed discount rates used to measure the accumulated postretirement benefit obligation for 1994 and 1993 were 8.0% and $6.25%, respectively. The medical cost trend rate in 1994 was 9.75% trending down to an ultimate rate in 2010 of 6.0%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1994 net periodic postretirement benefit cost by $26,000 and would have increased the accumulated postretirement benefit obligation as of December 31, 1994 by $128,000.

16. FEDERAL AND STATE INCOME TAXES

   Effective January 1, 1992, the Company adopted FAS #109. There was no adjustment necessary for the cumulative effect of this change in accounting for income taxes as of January 1, 1992. The consolidated provision for income taxes related to continuing operations consists entirely of current income taxes.

   Income tax expense attributable to income from continuing operations consists of (in thousands):

                            For the years ended December 31,
                            ---------------------------------
                               1994        1993       1992
                            ----------  ----------  ---------
     U.S. Federal                $ 131       $  71     $ (29)
     State                          28          46        57
                                 -----       -----     -----
      Income tax expense         $ 159       $ 117     $  28
                                 =====       =====     =====

   There is no deferred tax expense or benefit for the years ended December 31, 1994, 1993, and 1992.

   Income tax expense attributable to income (loss) from continuing operations for the years ended December 31, 1994, 1993, and 1992 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent as a result of the following (in thousands):

                                                         For the years
                                                       ended December 31,
                                                 -----------------------------
                                                   1994      1993       1992
                                                 -------   --------   --------

     Expected Federal income
      tax expense
      (benefit) at the
       statutory rate                            $ 3,569  $(11,457)   $(15,195)
     Subsidiary (US Order) not
      consolidated for tax
      purposes                                      (343)    3,130       1,447
     Tax loss on sale of
      subsidiary                                      --        --      (3,812)
     Amortization of goodwill                         35       149         281
     Equity interest in loss of
      investee company                                --        --         314
     Sale of subsidiary (World
      Airways) stock                              (2,170)       --          --
     Other                                           343       386         179
     Generation (utilization)
      of net operating
      loss and capital loss
       carryforwards                              (1,402)    7,879      16,776
     Federal alternative
      minimum tax and
      environmental tax                              115        --          --
     State income tax expense,
      net of Federal benefit                          12        30          38
                                                 -------  --------    --------
      Income tax expense                         $   159  $    117    $     28
                                                 =======  ========    ========

   The effect of the alternative minimum tax as set forth in the above table is caused by the limitation on the utilization of net operating loss carryforwards for alternative minimum tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1994 are as follows (in thousands):

                                              Deductible   Taxable      Net
                                                Amounts    Amounts     Total
                                              -----------  -------  -----------
     Temporary differences:
      Net operating loss carryforwards          $ 55,246    $   --     $55,246
      Depreciation                                    --     3,533      (3,533)
      Recognition of sale-leaseback gains          2,846        --       2,846
      Accrued maintenance in excess of
       reserves paid,
        primarily due to accrual for
         financial
        statement purposes                         2,728        --       2,728
      Accrued postretirement benefit
       obligation, due to
        accrual for financial statement
         purposes                                    811        --         811
      Accrued compensation, primarily due
       to accrual for
        financial statement purposes                 179        --         179
      Other                                           --       224        (224)
      Alternative minimum tax credit
       carryforward                                2,323        --       2,323
      Investment tax credit carryforward
       which expires
        primarily by 1995                          7,100        --       7,100
                                                --------   -------     -------
        Total gross deferred tax assets and
         liabilities                            $ 71,233    $3,757     $67,476
                                                ========   =======
          Less:  valuation allowance                                   (67,476)
                                                                       -------
        Net deferred tax balance                                       $     0
                                                                       =======

   The valuation allowance for deferred tax assets as of January 1, 1994 was $73.0 million. The net change in the total valuation allowance for the year ended December 31, 1994 was a decrease of $5.5 million.

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

   In August 1991, 5.7 million shares of common stock were sold by a group of existing shareholders. This transaction constituted an Ownership Change, which reduced the annual utilization of net operating loss, alternative minimum tax credit, and investment tax credit carryforwards ("the Carryforwards") available to the Company in 1991 and future years. As of December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of $72.6 million [subject to a $6.3 million annual limitation based on the value of the outstanding Common Stock immediately prior to the Ownership Change and the statutorily provided long-term tax exempt rate

(the "Limitation")] and $89.9 million (generated after the Ownership Change) which are available to offset future federal taxable income. These carryforwards expire between 1997 and 2009.

   As a result of the transactions between the Company and MHS during 1994 (see
Note 4), approximately $113.5 million of the consolidated net operating loss carryforwards for federal income tax purposes (subject to the Limitation) will be allocated to World Airways, and therefore, will only be available to offset future federal taxable income of World Airways.

17. SEGMENT INFORMATION

   The Company operates in two business segments: air transportation and transaction processing. The air transportation segment consists of the operations of World Airways, a worldwide provider of air transportation for commercial and government customers. The Company's transaction processing business consists of its 52% ownership of the voting stock of US Order, a company that designs, develops, and markets information-oriented products and services that enable wholesalers and resellers to deliver interactive solutions to their customers.

   Summarized financial information by business segment is as follows (in thousands):

                                                               Depreciation
Year Ended                                Operating     Total           and       Capital
December 31, 1994               Revenues      (Loss)   Assets  Amortization  Expenditures
-----------------------------  ---------  ----------  -------  ------------  ------------
     Air transportation         $203,008   $ (8,544)  $92,710        $4,463       $ 3,418
     Transaction processing        1,432    (10,165)    4,826           749         1,436
                                --------   --------   -------        ------       -------
                                $204,440   $(18,709)  $97,536        $5,212       $ 4,854
                                ========   ========   =======        ======       =======

                                                               Depreciation
Year Ended                                Operating     Total           and       Capital
December 31, 1993               Revenues      (Loss)   Assets  Amortization  Expenditures
-----------------------------  ---------  ---------   -------  ------------  ------------
     Air transportation         $201,811   $(11,933)  $90,425        $6,025       $19,450
     Transaction processing          905    (10,875)    7,694           250         3,952
                                --------   --------   -------        ------       -------
                                $202,716   $(22,808)  $98,119        $6,275       $23,402
                                ========   ========   =======        ======       =======

   There were no significant intersegment sales or transfers during 1994 and 1993.

   Information concerning customers for years in which their revenues comprised 10% or more of the Company's consolidated operating revenues is presented in the following table (in thousands):

                                                    Year ended December 31,
                                                   -------------------------
                                                    1994     1993     1992
                                                   -------  -------  -------
     U.S. Department of Defense (including AMC)    $44,572  $54,201  $88,683
     Malaysian Airline System Berhad (MAS)          38,083   34,672   49,065
     P. T. Garuda Indonesia                         49,339   42,583   25,284
     Look Charters                                  21,222   12,468      216
     Burlington Air Express, Inc.                      526   22,358   10,811

   The Company's contract with the United States Air Mobility Command ("AMC") expires in September 1995. The Company anticipates that future renewals of the AMC contract will be on an annual basis.

   World Airways has provided service to MAS since 1981, providing aircraft for integration into MAS' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. World Airways recently entered into a series of long-term contracts with MAS (see Note 4). World Airways has agreed to provide five aircraft to MAS under long-term contracts with expirations ranging from March 1997 to September 2000. As a result of these contracts, World Airways expects that the percentage of the Company's total revenue generated from MAS in 1995 will increase significantly over the historical levels shown above. The current MAS Hadj contract, which was entered into in 1992, expires in 1996. In 1993, World Airways provided two aircraft for Hadj operations. World Airways expects to provide three aircraft for the 1995 Hadj operations.

   World Airways has provided service to Garuda since 1988 under an annual contract. World Airways provided six aircraft for the 1994 Garuda Hadj operations and expects to provide five aircraft for the 1995 operations. In addition, World Airways has provided aircraft for Garuda's cargo operations in previous years.

   World Airways has provided service to Look Charters under an annual contract since 1992. In 1994, World Airways performed operations for a summer charter program transporting passengers between Paris, France, and various locations in the United States and Mexico. World Airways has recently entered into a contract with Look Charters to provide operations for a 1995 summer charter program.

   World Airways provided service to Burlington Air Express in 1992 and 1993 and a limited amount in 1994. At this time, World Airways has no contract for services in 1995.

   All export contracts are denominated in U.S. dollars as are substantially all of the related expenses. The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company's export revenues is presented in the following table (in thousands):

                                             Year ended December 31,
                                          ----------------------------
                                            1994      1993      1992
                                          --------  --------  --------
     Operating Revenues:
       Domestic                           $ 63,156  $ 96,637  $111,606

       Export  -  Malaysia                  38,083    34,672    49,065
               -  Indonesia                 49,339    42,583    25,284
               -  France                    22,217    12,531       732
               -  Other                     31,645    16,293    13,723
                                          --------  --------  --------
       Total                              $204,440  $202,716  $200,410
                                          ========  ========  ========

18. RELATED PARTY TRANSACTIONS

   Effective November 10, 1988, T. Coleman Andrews', III employment agreement to serve as Chief Executive Officer and President of WorldCorp, which was originally entered into in August 1986, was extended an additional five years to August 1, 1994. In connection with the employment agreement, Mr. Andrews had also entered into a Supplemental Incentive Agreement ("the Incentive Agreement") with WorldCorp that provided for a bonus in the amount of $1,300,000 plus interest earned at 8.91% to be paid to Mr. Andrews on August 1, 1994, provided he was still an employee of WorldCorp at that time. In connection with this employment arrangement, the Company loaned Mr. Andrews $1,300,000 on January 10, 1989. Mr. Andrews executed and delivered to the Company a full recourse promissory note dated January 10, 1989. The principal amount of the note was due and payable on December 31, 1994 and interest accrued quarterly and was payable at maturity at a fixed rate of 8.91% per annum. Effective December 1993, the Company and Mr. Andrews modified the Incentive Agreement by terminating it and entering into a new agreement. In connection with the new agreement, the Company paid Mr. Andrews in December 1993 (approximately seven months early) $200,830 due him under the Incentive Agreement. The new agreement delays payment to Mr. Andrews of the balance due under the Incentive Agreement and provides that the Company will make four annual installment payments of $420,000 beginning January 2, 1995, plus interest earned at 3.83% in 1995 and 1996 and 5.07% in 1997 and 1998. At the same time, Mr. Andrews agreed to cancel his previous promissory note dated January 10, 1989 and issue a full recourse promissory note dated December 29, 1993. The principal amount of $1,763,000 is payable in annual installments of varying amounts beginning January 1, 1994 and payable every February 1 thereafter until 1998. Interest is payable at 3.83% in 1995 and 1996 and 5.07% in 1997 and 1998. Mr. Andrews has reduced the principal balance of his obligation to the Company by $280,000 through March 13, 1995.
On August 19, 1994, the Company and Mr. Andrews extended Mr. Andrews' employment agreement to serve as Chief Executive Officer and President of WorldCorp through December 31, 1997.

   The Incentive Agreement amounts are included in accrued wages in the accompanying consolidated 1994 and 1993 balance sheets. As of December 31, 1994, $0.4 million of the promissory note is included in prepaid expenses and other current assets and $1.2 million is included in other assets and deferred charges in the accompanying consolidated balance sheets. As of December 31, 1993, the promissory note amount of $1.8 million is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

   As of December 31, 1994, WorldCorp owns 52% of the voting stock of US Order. In addition, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million which increased its voting ownership percentage to 89% in February 1995 (see Note 3). The Chairman of the Board of Directors of WorldCorp is also one of the founders of, and currently the Chairman of the Board of, US Order.

   Effective December 31, 1994, MHS Berhad ("MHS") owns 19.9% of World Airways. During 1994, MHS acquired 32% of Malaysian Airline System Berhad ("MAS"), the flag carrier of Malaysia. MAS is one of World Airways' largest commercial customers (see Notes 4 and 17).

   Bain & Company, Inc. provided consulting services of approximately $400,000 to the Company during 1994. A principle of Bain & Company is also a member of the Board of Directors of WorldCorp.

   W. Jerrold Scoutt, Jr., a member of the Board of Directors of WorldCorp until May 1994, is a member of the law firm of Zuckert, Scoutt & Rasenberger,
Washington, D.C.   Zuckert, Scoutt & Rasenberger rendered legal services to the
Company during 1994, 1993, and 1992.

19. COMMITMENTS AND CONTINGENCIES

Litigation and Claims

   On August 11, 1992, WorldCorp, World Airways, and certain other commercial paper customers of Washington Bancorporation ("WBC") were served with a complaint by WBC as debtor-in-possession by and through the Committee of Unsecured Creditors of WBC (the "Committee"). The complaint arises from investment proceeds totaling $6.8 million received by WorldCorp and World Airways from WBC in May 1990 in connection with the maturity of WBC commercial paper. The Committee seeks to recover $2.0 million from WorldCorp and $4.8 million from World Airways on the grounds that these payments constituted voidable preferences and/or fraudulent conveyances under the Federal Bankruptcy Code and under applicable state law. On June 9, 1993, the Company filed a motion to dismiss this complaint and intends to defend vigorously against these claims. No assurances can be given of the eventual outcome of this litigation.

   In conjunction with US Order's August 1, 1994 sale of its banking operations, US Order transferred to VISA all of its rights as they related to a patent which covered various proprietary aspects of the Company's ScanFone automated order and payment system. Although not technically pending or threatened, US Order has received notices from these third parties claiming potential infringement of previously issued patents to these third parties. US Order has also received a notice of a third party patent infringement claim related to a product currently under development by the company. US Order and its counsel believe that the company has substantial defenses to any potential claims of infringement, should
that occur.   However, there can be no assurance that such third parties will not make a formal claim of infringement or that the company would prevail in any proceedings in relation thereto.

   The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

Letters of Credit

   At December 31, 1994 and 1993, restricted cash and short-term investments included customer deposits held in escrow and cash pledged as collateral for various letters of credit facilities issued by a bank on the Company's behalf totaling $0.7 million and $1.0 million, respectively, with expiration dates principally occurring in 1995.

Options on MD-11 Aircraft

   The Company has options to purchase four MD-11 aircraft, which, if exercised, would require a downpayment equal to five percent of the purchase price upon exercise.

20.  UNAUDITED QUARTERLY RESULTS

   The results of the Company's quarterly operations for 1994 and 1993 are as follows (in thousands except per share amounts):

                                                                         Quarter Ended
                                    -------------------------------------------------------------------------------------
                                    March 31        June 30           September 30         December 31        Total Year
                                    ---------  ------------------  -------------------   --------------       -----------
1994
   Operating revenues               $ 32,037            $ 78,522             $ 51,885         $ 41,996          $204,440

   Operating income (loss)            (8,409)              4,265              (12,392)          (2,173)          (18,709)

   Earnings (loss) before income
     taxes and minority interest      15,467   /(a)/       1,485               (1,181)  /(b)/   (5,275)           10,496

   Net earnings (loss)                15,596                 578               (2,540)          (5,326)            8,308

   Primary earnings (loss)
     per common share:
     Net earnings (loss)            $   0.93            $   0.04             $  (0.16)        $  (0.35)         $   0.54
                                    ========            ========             ========      ===========        ==========

   Fully diluted earnings (loss)
     per common share:
     Net earnings (loss)            $   0.74   $               *   $                *         $  (0.35)         $   0.53
                                    ========            ========             ========      ===========        ==========


1993
   Operating revenues               $ 28,037            $ 86,576             $ 44,253         $ 43,850          $202,716

   Operating income (loss)           (12,634)             11,384              (12,852)          (8,706)  /(c)/   (22,808)

   Earnings (loss) before income
     taxes and minority interest     (15,413)              8,706              (15,460)         (11,530)          (33,697)

   Net earnings (loss)               (14,188)              9,813              (15,431)         (11,139)          (30,945)

   Primary earnings (loss)
     per common share:
     Net earnings (loss)            $  (1.00)           $   0.61             $  (1.06)        $  (0.74)         $  (2.12)
                                    ========            ========             ========      ===========        ==========

   Fully diluted earnings (loss)
     per common share:
     Net earnings (loss)            $  (1.00)           $   0.50             $  (1.06)        $  (0.74)         $  (2.12)
                                    ========            ========             ========      ===========        ==========

   * Fully dilutive earnings per share are anti-dilutive.

  /(a)/ Includes the $27.0 million gain realized on the sale of 24.9% of World Airways common stock (see Note 4).
  /(b)/ Includes the $14.5 million gain realized on the sale of US Order's electronic banking and bill payment operations (see Note 3).
  /(c)/ Includes the effects of the aircraft lease termination expenses of approximately $2.7 million and a write-down of $1.5 million for older generation transaction processing equipment.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
WorldCorp, Inc.:


   We have audited the accompanying consolidated balance sheets of WorldCorp, Inc. and subsidiaries (WorldCorp) as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in common stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 herein. These consolidated financial statements and financial statement schedule are the responsibility of WorldCorp's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldCorp, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Notes 15 and 16 to the consolidated financial statements, effective January 1, 1992, WorldCorp adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and No. 109, Accounting for Income Taxes.



                                                           KPMG PEAT MARWICK LLP



Washington, D.C.
March 13, 1995

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
      FINANCIAL DISCLOSURE
      --------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors

   The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1995 Proxy Statement").

Executive Officers

   The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

Name                         Age                  Position Held
----                         ---                  -------------

T. Coleman Andrews, III       40  Chief Executive Officer, President, and
                                  Principal Accounting Officer


William F. Gorog              69  Chief Executive Officer, US Order, and
                                  Chairman of the Board, WorldCorp

Charles W. Pollard            37  President, World Airways

John C. Backus, Jr.           36  President and Chief Operating Officer, US
                                  Order

Andrew M. Paalborg            39  Vice President and General Counsel

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

   Mr. William F. Gorog has served as Chief Executive Officer of US Order since May 1, 1990. He was elected a director of WorldCorp in April 1989 and was elected Vice-Chairman of the WorldCorp Board of Directors in October 1992. From October 1987 until founding US Order, he served as Chairman of the Board of Arbor International, an investment management firm. From 1982 to 1987, he served as President and Chief Executive Officer of Magazine Publishers of America, a trade association representing the principal consumer publications in the United States. During the Ford Administration, Mr. Gorog served as Deputy Assistant to the President for Economic Affairs and Executive Director of the White House Council on International Economic Policy. Prior to that time, he founded and served as Chief Executive Officer of Data Corporation, which developed the LEXIS and NEXIS information systems for legal and media research. He currently serves as a director of NationsBank (Maryland), a bank holding company.

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

   John C. Backus, Jr. has worked with US Order since its inception in 1990 and has served as President and Chief Operating Officer of US Order since 1994. Prior to joining US Order on a full time basis in 1992, Mr. Backus worked for six years at WorldCorp holding a variety of executive positions including Vice President of Corporate Development and Vice President of Finance at a WorldCorp subsidiary. Prior to joining WorldCorp, Mr. Backus worked for Bain & Company, Inc. in its consulting and venture capital group where he focused on consumer products and services. Mr. Backus serves on the board of directors of WorldCorp, US Order, and Visa Interactive. Mr. Backus received both his B.S. and M.B.A. from Stanford University.

   Mr. Andrew M. Paalborg joined World Airways as General Counsel in October 1989 and was elected Vice President and General Counsel of WorldCorp in May 1992. From 1984 to 1989 Mr. Paalborg practiced law with Hogan & Hartson, McLean, Virginia. From 1982 to 1984 he was an associate with Morgan, Lewis & Bockius, New York, New York. Mr. Paalborg received his law degree cum laude from Georgetown University in 1982 and is a member of the New York, Virginia and District of Columbia Bars.

Beneficial Ownership Reporting

   The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 1995 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

   The Company incorporates herein by reference the information concerning executive compensation contained in the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1995 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

   (1)  Financial Statements

   The following consolidated financial statements of WorldCorp, Inc. and subsidiaries are filed herewith:

       Consolidated Balance Sheets, December 31, 1994 and 1993

       Consolidated Statements of Operations, Years Ended
        December 31, 1994, 1993, and 1992

       Consolidated Statements of Changes in Common Stockholders'
        Deficit, Years Ended December 31, 1994, 1993 and 1992

       Consolidated Statements of Cash Flows, Years Ended
        December 31, 1994, 1993 and 1992

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

   (2)  Financial Statement Schedule

     Schedule
      Number
     --------

       II.  Valuation and Qualifying Accounts

       NOTE: All other schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

(b)  Reports on Form 8-K

     Form 8-K, dated February 28, 1994, was filed with the Securities and Exchange Commission on March 24, 1994.


*     *     *     *     *     *     *     *     *     *     *     *     *     *

                           Status of Prior Documents


     WorldCorp's Annual Report on Form 10-K for the year ended December 31, 1994, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.


     (3) Index to Exhibits


     Exhibit
                                             No.                      Exhibit
                             ------------------------------------   ------------

      3.1                    Certificate of Incorporation of        Incorporated
                             WorldCorp, Inc. dated March 16,
                             1987.
                             [Filed as Exhibit 3.1 to WorldCorp,    by reference
                             Inc.'s Registration Statement on
                             Form S-4 (Commission File No.
                             33012735) filed on March 19, 1987
                             and
                             incorporated herein by reference.]

      3.2                    Amended and Restated Bylaws of         Incorporated
                             WorldCorp, Inc. dated November 13,
                             1987.  (Filed as Exhibit 3.1 to        by reference
                             WorldCorp, Inc.'s Annual Report on
                             Form 10-K for the fiscal year ended
                             December 31, 1987 and
                             incorporated herein by reference.)

      4.1                    Indenture dated as of August 1,        Incorporated
                             1987 between WorldCorp, Inc. and
                             Norwest Bank of Minneapolis, N.A.      by reference
                             (Filed as Exhibit 4.1 to Amendment
                             No. 2 to WorldCorp, Inc.'s Form S-2
                             Registration Statement (Commission
                             File No. 33-1358276) filed August
                             13, 1987 and incorporated herein
                             by reference.]

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

      10.1                   Warrant Agreement between              Incorporated
                             WorldCorp, Inc. and Drexel Burnham
                             Lambert, Incorporated ("Drexel")       by reference
                             dated as of June 30, 1988.  (Filed
                             as Exhibit 10.1 to WorldCorp,
                             Inc.'s Form 10-Q for the quarter
                             ended
                             March 31, 1989 and incorporated
                             herein by reference.)

      10.4                   Aircraft Lease Agreement dated as      Incorporated
                             of March 30, 1987 between World
                             Airways, Inc. and The Connecticut      by reference
                             National Bank, not in its
                             individual capacity, but solely
                             as Owner Trustee. (Filed as
                             Exhibit 10.34 to World
                             Airways, Inc.'s Annual Report on
                             Form 10-K for the fiscal year
                             ended December 31, 1986 and
                             incorporated herein by reference.)

     Exhibit
        No.                                                       Exhibit
      -------                                                     -------

      10.5                   Merger Agreement and Plan of           Incorporated
                             Reorganization dated as of April 28,
                             1987 by and among World Airways,       by reference
                             Inc., World Merger Corporation
                             and WorldCorp, Inc.  [Filed as
                             Exhibit 10.50 to WorldCorp, Inc.'s
                             Form S-2 Registration Statement
                             (Commission File No. 33-1358276)
                             filed on July 31, 1987 and
                             incorporated herein by reference.]

      10.6                   Assumption Agreement dated as of       Incorporated
                             June 23, 1987 among WorldCorp,
                             Inc., World Airways, Inc. and T.       by reference
                             Coleman Andrews, III.  [Filed as
                             Exhibit 10.51 to WorldCorp, Inc.'s
                             Form S-2 Registration Statement
                             (Commission File No. 33-1358276)
                             filed on July 31, 1987 and
                             incorporated herein by reference.]

      10.7                   Assumption Agreement dated as of       Incorporated
                             June 23, 1987 among WorldCorp,
                             Inc., World Airways, Inc. and D.       by reference
                             Fraser Bullock.  [Filed as Exhibit
                             10.52 to WorldCorp, Inc.'s Form S-2
                             Registration Statement
                             (Commission File No. 33-1358276)
                             filed on July 31, 1987 and
                             incorporated herein by reference.]

      10.8                   Guaranty and Amendment Agreement       Incorporated
                             dated as of June 23, 1987
                             between WorldCorp, Inc. and The        by reference
                             Connecticut National Bank, a
                             national banking association, as
                             Owner Trustee, with Burnham
                             Leasing Corporation, as Owner
                             Participant.  [Filed as Exhibit
                             10.55 to WorldCorp, Inc.'s Form S-2
                             Registration Statement
                             (Commission File No. 33-1358276)
                             filed July 31, 1987 and
                             incorporated herein by reference.]

      10.9                   Form of Assumption Agreement dated     Incorporated
                             as of June 23, 1987 among
                             WorldCorp, Inc., World Airways, Inc.   by reference
                             and each Indemnified Party.
                             [Filed as Exhibit 10.60 to
                             WorldCorp, Inc.'s Form S-2
                             Registration
                             Statement (Commission File No.
                             33-1358276) filed on July 31, 1987
                             and incorporated herein by
                             reference.]

      10.11                  Agreement between World Airways,       Incorporated
                             Inc. and Flight Attendants
                             represented by International           by reference
                             Brotherhood of Teamsters.  [Filed
                             reference as Exhibit 10.67 to
                             WorldCorp, Inc.'s Form S-3
                             Registration
                             Statement (Commission File No.
                             2-91998) filed on December 10, 1987
                             and incorporated herein by
                             reference.]

      10.12                  Agreement between World Airways,       Incorporated
                             Inc. and Mechanics represented by
                             the International Brotherhood of       by reference
                             Teamsters.  (Filed as Exhibit 10.41
                             to WorldCorp, Inc.'s Annual Report
                             on Form 10-K for the fiscal year
                             ended December 31, 1988 and
                             incorporated herein by reference.)

      10.13                  Agreement between World Airways,       Incorporated
                             Inc. and Stock Clerks and Store
                             Room Employees represented by the      by reference
                             International Brotherhood of
                             Teamsters. (Filed as Exhibit
                             10.42 to WorldCorp, Inc.'s Annual
                             Report on Form 10-K for the
                             fiscal year ended December 31,
                             1988 and incorporated herein by
                             reference.)

     Exhibit
        No.                                                       Exhibit
      -------                                                     -------

      10.14          Office Lease - The Hallmark Building         Incorporated
                     dated as of May 16, 1987 between
                     WorldCorp, Inc. and GT Renaissance           by reference
                     Centre Limited Partnership. (Filed
                     as Exhibit 10.36 to WorldCorp, Inc.'s
                     Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1989
                     and incorporated herein by reference.)

      10.15          Lease Amendment dated as of June 27, 1989    Incorporated
                     between WorldCorp, Inc. and GT
                     Renaissance Centre Limited Partnership.      by reference
                     (Filed as Exhibit 10.37 to WorldCorp,
                     Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

      10.16          Office Lease - The Hallmark Building         Incorporated
                     dated as of September 20, 1989
                     between World Airways, Inc. and GT           by reference
                     Renaissance Centre Limited Partnership.
                     (Filed as Exhibit 10.38 to WorldCorp, Inc's
                     Annual Report on form 10-K for the
                     fiscal year ended December 31, 1989
                     and incorporated herein by reference.)

      10.17          Warrant Agreement dated as of                Incorporated
                     July 22, 1989 between WorldCorp, Inc.
                     and Charles W. Pollard. (Filed as            by reference
                     Exhibit 10.45 to WorldCorp, Inc.'s
                     Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1989 and
                     incorporated herein by reference.)

      10.20          WorldCorp, Inc. Employee Savings and         Incorporated
                     Stock Ownership Plan. (Filed as Exhibit
                     10.49 to WorldCorp, Inc.'s Annual            by reference
                     Report on Form 10-K for the fiscal year
                     ended December 31, 1989 and incorporated herein by reference.)

      10.21          Amendment No. 1 to WorldCorp, Inc.           Incorporated
                     Employee Savings and Stock
                     Ownership Plan. (Filed as Exhibit 10.50      by reference
                     to WorldCorp, Inc.'s Annual Report on
                     Form 10-K for the fiscal year ended
                     December 31, 1989 and incorporated
                     herein by reference.)

      10.27          Aircraft Warranty Bill of Sale               Incorporated
                     dated as of January 15, 1991 between
                     World Airways, Inc. and First Security       by reference
                     Bank of Utah, N.A., not in its individual capacity, but solely as Owner Trustee.
                     (Filed as Exhibit 10.46 to WorldCorp, Inc.'s
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.)

      10.28          Aircraft Lease Agreement dated as of         Incorporated
                     January 15, 1991 between World Airways,
                     Inc. and First Security Bank of Utah, N.A., by reference not in its individual capacity, but solely as Owner Trustee. (Filed as Exhibit
                     10.47 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1990 and incorporated herein by reference.)

      10.29          Loan and Security Agreement dated as of      Incorporated
                     February 26, 1992 between WorldCorp, Inc.
                     and US Order Incorporated.  (Filed as        by reference
                     Exhibit 10.38 to WorldCorp, Inc.'s Annual
                     Report on Form 10-K for the fiscal year
                     ended December 31, 1991 and incorporated herein by reference.)

     Exhibit
        No.                                                       Exhibit
      -------                                                     -------

      10.30                  Aircraft Lease Agreement I dated as    Incorporated
                             of February 12, 1992 between
                             McDonnell Douglas Finance              by reference
                             Corporation and World Airways, Inc.
                             (Filed as Exhibit 10.39 to
                             WorldCorp, Inc.'s Annual Report on
                             Form 10-K for the fiscal year ended
                             December 31, 1991 and incorporated
                             herein by reference.)

      10.31                  Aircraft Lease Agreement II dated      Incorporated
                             as of February 12, 1992 between
                             McDonnell Douglas Finance              by reference
                             Corporation and World Airways, Inc.
                             (Filed as Exhibit 10.40 to
                             WorldCorp, Inc.'s Annual Report on
                             Form 10-K for the fiscal year ended
                             December 31, 1991 and incorporated
                             herein by reference.)

      10.32                  Aircraft Engine Purchase Agreement     Incorporated
                             dated as of April 26, 1991 between
                             Terandon Leasing Corporation and       by reference
                             World Airways, Inc.  (Filed as
                             Exhibit 10.41 to WorldCorp, Inc.'s
                             Annual Report on Form 10-K for
                             the fiscal year ended December 31,
                             1991 and incorporated herein by
                             reference.)

      10.33                  Aircraft Engine Lease Agreement        Incorporated
                             dated as of April 26, 1991 between
                             Terandon Leasing Corporation and       by reference
                             World Airways, Inc.  (Filed as
                             Exhibit 10.42 to WorldCorp, Inc.'s
                             Annual Report on Form 10-K for
                             the fiscal year ended December 31,
                             1991 and incorporated herein by
                             reference.)

      10.34                  Guaranty Agreement I dated as of       Incorporated
                             February 12, 1992 between McDonnell
                             Douglas Finance Corporation and        by reference
                             World Airways, Inc.  (Filed as
                             Exhibit 10.43 to WorldCorp, Inc.'s
                             Annual Report on Form 10-K for the
                             fiscal year ended December 31, 1991
                             and incorporated herein by reference.)

      10.35                  Guaranty Agreement II dated as of      Incorporated
                             February 12, 1992 between McDonnell
                             Douglas Finance Corporation and        by reference
                             World Airways, Inc.  (Filed as
                             Exhibit 10.44 to WorldCorp, Inc.'s
                             Annual Report on Form 10-K for the
                             fiscal year ended December 31, 1991
                             and incorporated herein by reference.)

      10.36                  Series A Preferred Stock Purchase      Incorporated
                             Agreement dated as of September 14,
                             1990 between US Order, Inc. and        by reference
                             WorldCorp, Inc.  (Filed as Exhibit
                             10.45 to WorldCorp, Inc.'s Annual
                             Report on Form 10-K for the fiscal
                             year ended December 31, 1991 and
                             incorporated herein by reference.)

      10.37                  Stock Restriction Agreement dated      Incorporated
                             as of September 14, 1990 between
                             WorldCorp, Inc., William F. Gorog,     by reference
                             Jonathan M. Gorog, Peter M. Gorog,
                             Henry R. Nichols, William N. Melton
                             and John Porter.  (Filed as Exhibit
                             10.46 to WorldCorp, Inc.'s Annual
                             Report on Form 10-K for the fiscal
                             year ended December 31, 1991 and
                             incorporated herein by reference.)

      10.38                  Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48518 dated
                             as of September 30, 1992 between       by reference
                             World Airways, Inc. and International
                             Lease Finance Corporation.

      10.39                  Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48519 dated
                             as of September 30, 1992 between       by reference
                             World Airways, Inc. and International
                             Lease Finance Corporation.

     Exhibit
        No.                                                       Exhibit
      -------                                                     -------

      10.40                  Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48520 dated as
                             of September 30, 1992 between World    by reference
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.41                  Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48633 dated as
                             of September 30, 1992 between World    by reference
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.42                  Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48631 dated as
                             of September 30, 1992 between World    by reference
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.43                  Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48632 dated as
                             of September 30, 1992 between World    by reference
                             Airways, Inc. and International
                             Lease Finance Corporation.

       10.45                 MD-11 Aircraft Charter Agreement       Incorporated
                             dated as of March 18, 1993
                             between World Airways, Inc. and PT.    by reference
                             Garuda Indonesia.

       10.45                 DC10-30 Aircraft Charter Agreement     Incorporated
                             dated as of March 18, 1993
                             between World Airways, Inc. and PT.    by reference
                             Garuda Indonesia.

      10.46                  Accounts Receivable Management and     Incorporated
                             Security Agreement dated as
                             of December 7, 1993 between World      by reference
                             Airways, Inc. and BNY
                             Financial Corporation.

      10.47                  Aircraft Parts Security Agreement      Incorporated
                             dated as of December 7, 1993
                             between World Airways, Inc. and BNY    by reference
                             Financial Corporation.

      10.48                  Warrant Certificate dated as of        Incorporated
                             December 7, 1993 between WorldCorp,
                             Inc. and BNY Financial Corporation.    by reference

      10.50                  Subscription and Preferred Stock       Incorporated
                             Purchase Agreement dated as of
                             December 20, 1993 between US Order,    by reference
                             Inc. and Knight-Ridder, Inc.

      10.51                  Subscription and Preferred Stock       Incorporated
                             Purchase Agreement dated as of
                             December 21, 1993 between US Order,    by reference
                             Inc. and WorldCorp, Inc.

      10.52                  Subscription and Preferred Stock       Incorporated
                             Purchase Agreement dated as of
                             December 20, 1993 between US Order,    by reference
                             Inc. and Jerome Kohlberg, Jr.

      10.53                  Subscription and Preferred Stock       Incorporated
                             Purchase Agreement dated as of
                             December 21, 1993 between US Order,    by reference
                             Inc. and Hoechst Celanese
                             Corporation Employee Benefit Master
                             Trust

      10.54                  Series C Preferred Stock Purchase      Incorporated
                             Agreement dated as of December
                             21, 1993 between US Order, Inc. and    by reference
                             VeriFone, Inc.

      10.55                  Registration Rights Agreement dated    Incorporated
                             as of December 21, 1993
                             between US Order, Inc. and VeriFone,   by reference
                             Inc.

     Exhibit
        No.                                                       Exhibit
      -------                                                     -------

      10.57                  Investment Agreement dated as         Incorporated
                             of December 21, 1993 by and
                             among US Order, Inc., WorldCorp,      by reference
                             Inc., and VeriFone, Inc.

      10.58                  Settlement Agreement dated as         Incorporated
                             of February 8, 1994 between
                             World Airways, Inc, WorldCorp,        by reference
                             Inc., Concord Asset Management,
                             Inc., Concord Leasing, Inc., and
                             The CIT Group.

      10.59                  Lease Agreement dated as of           Incorporated
                             June 1, 1993 between World
                             Airways, Inc. and Mattei              by reference
                             Corporation.

      10.60                  Lease Agreement dated as of           Incorporated
                             March 30, 1993 between World
                             Airways, Inc. and Tinicum             by reference
                             Properties Associates Limited
                             Partnership, as amended by First
                             Amendment to Lease dated
                             July 9, 1993.

      10.61                  Lease Agreement dated as of           Incorporated
                             January 25, 1993 between
                             World Flight Crew Services, Inc.      by reference
                             and Sakioka Farms.

      10.62                  Consignment Agreement dated           Incorporated
                             as of September 30, 1993
                             between World Airways Inc. and        by reference
                             The Memphis Group.

      10.63                  Assignment and Assumption and         Incorporated
                             Consent and Release for
                             Aircraft Serial Number 47818 dated    by reference
                             as of July 20, 1993 among World
                             Airways, Inc., WorldCorp, Inc.,
                             McDonnell Douglas Corporation, and
                             McDonnell Douglas Finance
                             Corporation.

      10.64                  Assignment and Assumption and         Incorporated
                             Consent and Release for
                             Aircraft Serial Number 46999 dated    by reference
                             as of July 9, 1993 among World
                             Airways, Inc., WorldCorp, Inc.,
                             McDonnell Douglas Corporation, and
                             McDonnell Douglas Finance
                             Corporation.

      10.65                  Aircraft Lease Agreement for          Incorporated
                             Aircraft Serial Number 48458
                             dated as of January 15, 1993          by reference
                             between World Airways, Inc. and
                             Wilmington Trust Company/GATX
                             Capital Corporation.

      10.66                  Aircraft Lease Supplement for         Incorporated
                             Aircraft Serial Number 48458
                             dated as of April 23, 1993            by reference
                             between World Airways, Inc. and
                             Wilmington Trust Company/GATX
                             Capital Corporation.

      10.67                  Aircraft Spare Parts Lease            Incorporated
                             Agreement dated as of April
                             15, 1993 between World Airways,       by reference
                             Inc. and GATX Capital Corporation.

      10.68                  Amendment No. 1 To Aircraft           Incorporated
                             Lease Agreement for Aircraft
                             Serial Number 48518 dated as of       by reference
                             November 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.69                  Amendment No. 2 to Aircraft           Incorporated
                             Lease Agreement for Aircraft
                             Serial Number 48518 dated as of       by reference
                             March 8, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.70                  Assignment of Rights for              Incorporated
                             Aircraft Serial Number 48518
                             dated as of March 8, 1993             by reference
                             between World Airways, Inc.
                             and International Lease
                             Finance Corporation.

     Exhibit
        No.                                                       Exhibit
      -------                                                     -------

      10.71                  Assignment of Rights for Aircraft      Incorporated
                             Engines Serial Numbers P723942,
                             P723945, and P723943 dated as of       by reference
                             March 1, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.72                  Agency Agreement for Aircraft Serial   Incorporated
                             Number 48518 dated as of
                             January  15, 1993 between World        by reference
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.73                  Amendment No. 2 to Aircraft Lease      Incorporated
                             Agreement for Aircraft Serial
                             Number 48437 dated as of March 31,     by reference
                             1993 between World Airways,
                             Inc. and International Lease Finance
                             Corporation.

      10.74                  Amendment No. 3 to Aircraft Lease      Incorporated
                             Agreement for Aircraft Serial
                             Number 48437 dated as of April 15,     by reference
                             1993 between World Airways,
                             Inc. and International Lease Finance
                             Corporation.

      10.75                  Agency Agreement for Aircraft Serial   Incorporated
                             Number 48437 dated as of
                             January 15, 1993 between World         by reference
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.76                  Assignment of Rights for Aircraft      Incorporated
                             Serial Number 48437 dated as of
                             April 15, 1993 between World           by reference
                             Airways, Inc. and International Lease
                             Finance Corporation.

      10.77                  Assignment of Rights for Aircraft      Incorporated
                             Engines Serial Numbers P723913,
                             P723912, and P723914 dated as of       by reference
                             April 15, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.78                  Amendment No. 2 to Aircraft Lease      Incorporated
                             Agreement for Aircraft Serial
                             Number 48520 dated as of April 22,     by reference
                             1993 between World Airways,
                             Inc. and International Lease Finance
                             Corporation.

      10.79                  Agency Agreement for Aircraft Serial   Incorporated
                             Number 48520 dated as of
                             January 15, 1993 between World         by reference
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.80                  Assignment of Rights for Aircraft      Incorporated
                             Serial Number 48520 dated as of
                             April 22, 1993 between World           by reference
                             Airways, Inc. and International Lease
                             Finance Corporation.

      10.81                  Assignment of Rights for Aircraft      Incorporated
                             Engines Serial Numbers P723957,
                             P723958, and P723956 dated as of       by reference
                             March 1, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.82                  Aircraft Charter Agreement dated as    Incorporated
                             of July 24, 1993 between World
                             Airways, Inc. and Malaysian Airline    by reference
                             System Berhad.

      10.83                  Amendment No. 1 to Aircraft Lease      Incorporated
                             Agreement for Aircraft Serial
                             Numbers 46835, 46837, and 46820        by reference
                             dated as of May 14, 1993 between
                             World Airways, Inc. and The
                             Connecticut National Bank (assigned
                             to Federal Express Corporation).

     Exhibit
        No.                                                       Exhibit
      -------                                                     -------

      10.84                  Amendment No. 2 to Aircraft Lease    Incorporated
                             Agreement for Aircraft Serial
                             Numbers 46835, 46837, and 47820      by reference
                             dated as of May 14, 1993 between
                             World Airways, Inc. and The
                             Connecticut National Bank
                             (assigned to
                             Federal Express Corporation).

      10.85                  Return Agreement for Aircraft        Incorporated
                             Serial Numbers 47818 and 46999
                             dated
                             as of July 9, 1993 among World       by reference
                             Airways, Inc., WorldCorp, Inc.,
                             International Lease Finance
                             Corporation, McDonnell Douglas
                             Corporation, and McDonnell
                             Douglas Finance Corporation.

      10.86/1/               Acquisition Agreement Among VISA     Incorporated
                             International Service Association,
                             US Order, Inc, and WorldCorp,        by reference
                             Inc, dated as of July 15, 1994.

      10.87                  Stock Purchase Agreement by and      Incorporated
                             among World Airways, Inc.,
                             WorldCorp, Inc., and Malaysian       by reference
                             Helicopter Services Berhad dated
                             as
                             of October 30, 1993.

      10.88                  Stock Registration Rights            Incorporated
                             Agreement between World Airways,
                             Inc.
                             and Malaysian Helicopter Services    by reference
                             Berhad dated as of October 30,
                                                          1993.

      10.89                  Shareholders Agreement between       Incorporated
                             Malaysian Helicopter Services
                             Berhad and WorldCorp, Inc., and      by reference
                             World Airways, Inc. dated as of
                             February 3, 1994.

      10.90                  Amendment No. 1 to Shareholders      Incorporated
                             Agreement dated as of February 28,
                             1994, among WorldCorp, World         by reference
                             Airways, and MHS.

      10.91                  Right of First Refusal Agreement     Incorporated
                             dated as of February 28, 1994,
                             between US Order, Inc. ("US          by reference
                             Order") and Technology Resources,
                             Inc.
                             Berhad ("TRI")

      10.92                  Amendment No. 1 dated as of          Filed Herewith
                             August 29, 1991 to the US Order,
                             Inc.
                             Stock Restriction Agreement dated
                             as of September 14, 1990 among
                             WorldCorp, Inc., a Delaware
                             corporation ("WorldCorp"),
                             William F.
                             Gorog, Jonathan M. Gorog, Peter
                             M. Gorog, Henry R. Nichols,
                             William N. Melton and John Porter
                             (collectively, the "Founders" and
                             each a "Founder"), and the
                             Employees.

      10.93                  Amendment No. 2 dated as of March    Filed Herewith
                             31, 1993 to the US Order, Inc.
                             Stock Restriction Agreement dated
                             as of September 14, 1990 among
                             WorldCorp, Inc., a Delaware
                             corporation ("WorldCorp"),
                             William F.
                             Gorog, Jonathan M. Gorog, Peter
                             M. Gorog, Henry R. Nichols,
                             William N. Melton and John Porter
                             (collectively, the "Founders" and
                             each a "Founder"), and the
                             Employees.

      10.94                  Stock Option Agreement dated as      Filed Herewith
                             of August 1, 1994 ("Grant Date")
                             between WorldCorp, Inc. and
                             William F. Gorog.

      10.95                  Employment Agreement dated as of     Filed Herewith
                             August 1, 1994 between US
                             Order, Inc. and John C. Backus,
                             Jr.

     Exhibit
        No.                                                       Exhibit
      -------                                                     -------

      10.96                  Employment Agreement dated as of     Filed Herewith
                             August 19, 1994 between
                             WorldCorp, Inc. and T. Coleman
                             Andrews, III.

      10.97                  Stock Option Agreement dated as of   Filed Herewith
                             August 19, 1994 ("Grant Date")
                             by and between WorldCorp, Inc. and
                             T. Coleman Andrews, III.

      10.98                  Agreement between World Airways,     Filed Herewith
                             Inc. and the International
                             Brotherhood of Teamsters
                             representing the Cockpit
                             Crewmembers employed by
                             World Airways, Inc. dated
                             August 15, 1994-June 30,
                             1998.

      10.99                  Letter Employment Agreement of       Filed Herewith
                             William F. Gorog dated
                             August 25, 1994.

      10.100                 Amendment No. 3 dated as of          Filed Herewith
                             September 1, 1994 to the US Order,
                             Inc. Stock Restriction Agreement
                             dated as of September 14, 1990
                             among WorldCorp, Inc., a Delaware
                             corporation ("WorldCorp"), William
                             F. Gorog, Jonathan M. Gorog,
                             Peter M. Gorog, Henry R. Nichols,
                             William N. Melton and John Porter
                             (collectively, the "Founders" and
                             each a "Founder"), and the
                             Employees.

      10.101                 Aircraft Services Agreement dated    Filed Herewith
                             September 26, 1994 by and between
                             World Airways, Inc. ("World") and
                             Malaysian Airline System Berhad
                             ("MAS").

      10.102                 Freighter Services Agreement dated   Filed Herewith
                             October 1, 1994 by and between
                             World Airways, Inc. and Malaysian
                             Airline System Berhad.

      10.103                 World Airways, Inc. 1995 AMC         Filed Herewith
                             Contract F11626-94-D0027 dated
                             October 1, 1994 between World
                             Airways, Inc. and Air Mobility
                             Command.

      10.104                 Amendment No. 4 dated as of          Filed Herewith
                             December 1, 1994 to the US Order,
                             Inc. Stock Restriction Agreement
                             dated as of September 14, 1990
                             among WorldCorp, Inc., a Delaware
                             corporation ("WorldCorp"), William
                             F. Gorog, Jonathan M. Gorog,
                             Peter M. Gorog, Henry R. Nichols,
                             William N. Melton and John Porter
                             (collectively, the "Founders" and
                             each a "Founder"), and the
                             Employees.

      10.105                 Stock Purchase Agreement (the        Filed Herewith
                             "Agreement") dated as of December
                             31, 1994 by and between MHS
                             Berhad, a Malaysian corporation
                             (the "Shareholder") and WorldCorp,
                             Inc., a Delaware corporation (the
                             "Purchaser").

      10.106                 Promissory Note dated December 31,   Filed Herewith
                             1994 for $8,500,000 between
                             WorldCorp, Inc., a Delaware
                             corporation ("Borrower") and
                             Malaysian Helicopter Services
                             Berhad, a Malaysian corporation
                             ("Lender").

      10.107                 Amendment No. 1 to Passenger         Filed Herewith
                             Aircraft Services and Freighter
                             Services Agreement dated December
                             31, 1994 by and between World

          Airways, Inc. and Malaysian Airline System Berhad.

     Exhibit
        No.                                                       Exhibit
      -------                                                     -------

      10.108                 Amendment No. 5 dated January 2,     Filed Herewith
                             1995 to the US Order, Inc. Stock
                             Restriction Agreement dated as of
                             September 14, 1990 among
                             WorldCorp, Inc., a Delaware
                             corporation ("WorldCorp"), William
                             F. Gorog, Jonathan M. Gorog, Peter
                             M. Gorog, Henry R. Nichols,
                             William N. Melton and John Porter
                             (collectively, the "Founders" and
                             each a "Founder"), and the
                             Employees.

      10.109                 Customer Agreement between           Filed Herewith
                             WorldCorp ESSOP and Scott &
                             Stringfellow, Inc. dated January
                             11, 1995 for a margin loan.

      10.110                 Side Letter dated January 11, 1995   Filed Herewith
                             from Scott & Stringfellow, Inc. to
                             William F. Gorog, Trustee of
                             WorldCorp Employee Savings and
                             Stock Ownership Plan for a margin
                             loan to the WorldCorp ESSOP.

      10.111                 Guarantee Agreement dated January    Filed Herewith
                             11, 1995 by WorldCorp, Inc.
                             ("Guarantor") for the benefit of
                             Scott & Stringfellow, Inc. (the
                             "Lender").

      10.112                 Registration Rights Agreement        Filed Herewith
                             dated as of January 11, 1995 by and
                             between WorldCorp, Inc. and Scott
                             & Stringfellow, Inc.

      10.113                 Side Letter dated January 11, 1995   Filed Herewith
                             from WorldCorp, Inc. to Scott &
                             Stringfellow, Inc. regarding
                             commitment to make contributions
                             to the
                             WorldCorp Employee Savings and
                             Stock Ownership Plan (the
                             "ESSOP"), for the duration of the
                             Scott & Stringfellow loan to
                             the ESSOP.

      10.114                 Strategic Alliance Agreement dated   Filed Herewith
                             January 16, 1995 by and between
                             Colonial Data Technologies Corp.
                             and US Order.

      10.115                 Amendment No. 2 to Passenger         Filed Herewith
                             Aircraft Services and Freighter
                             Aircraft Service Agreement dated
                             February 9, 1995 by and between
                             World Airways, Inc. and Malaysian
                             Airline System Berhad.

      11.1                   Statement on Calculation of          Filed Herewith
                             Earnings Per Common Share.

      22.1                   Subsidiaries of the Registrant       Filed Herewith
                             WorldCorp, Inc.

      23.1                   Consent of Independent Auditors      Filed Herewith

     /1/   Confidential treatment of portions of the Agreement has been granted by the Commission. The copy filed as an exhibit omits the information subject to confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WORLDCORP, INC.

                           By /s/ T. Coleman Andrews, III
                           ------------------------------
                           T. Coleman Andrews, III
                           Chief Executive Officer, President, and Principal Accounting Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                       Date
---------                          -----                       ----


/s/ T. Coleman Andrews, III        Chief Executive Officer,    March 31, 1995
---------------------------
(T. Coleman Andrews, III)          President, and Principal
                                   Accounting Officer


/s/ William F. Gorog               Director and                March 31, 1995
--------------------
(William F. Gorog)                 Chairman of the Board


/s/ John C. Backus, Jr.            Director                    March 31, 1995
-----------------------
(John C. Backus, Jr.)


/s/ James E. Colburn               Director                    March 31, 1995
--------------------
(James E. Colburn)


/s/ Patrick F. Graham              Director                    March 31, 1995
---------------------
(Patrick F. Graham)


/s/ Juan C. O'Callahan             Director                    March 31, 1995
----------------------
(Juan C. O'Callahan)


/s/ Geoffrey S. Rehnert            Director                    March 31, 1995
-----------------------
(Geoffrey S. Rehnert)

                                                                     SCHEDULE II

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                  Balance at     Charged to   Deductions     Balance
                                  beginning      costs and     --accounts   at end of
                                   of period     expenses     written off   period
                                  ------------   ----------   -----------   ---------
Allowance for Doubtful Accounts
-------------------------------
Year ended December 31, 1994      $     311      $     436    $    666      $  81
                                   ========       ========     =======       ====

Year ended December 31, 1993      $      15      $     309    $     13      $ 311
                                   ========       ========     =======       ====

Year ended December 31, 1992      $     408      $     112    $    505      $  15
                                   ========       ========     =======       ====