Form 10-K/A
period 1994-12-31
WORLDCORP INC
filed 1995-04-25
CIK 811664

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                --------------


                                AMENDMENT #1 TO

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                --------------

For the fiscal year ended:  December 31, 1994     Commission File Number 1-5351

                                WORLDCORP, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                             94-3040585
     (State of incorporation)       (I.R.S. Employer Identification Number)

             13873 Park Center Road, Suite 490, Herndon, VA  22071
                   (Address of Principal Executive Offices)
                                (703) 834-9200
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
- -------------------                    -----------------------------------------

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


"The registrant is filing via this Amendment No. 1 a material contract of World Airways, certain pages of which, pursuant to a hardship exemption granted by the Securities and Exchange Commission, are being filed in paper form only."

================================================================================

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

Signature                          Title                       Date
- ---------                          -----                       ----


/s/ T. Coleman Andrews, III        Chief Executive Officer,    April 25, 1995
- ---------------------------
(T. Coleman Andrews, III)          President, and Principal
                                   Accounting Officer


/s/ William F. Gorog               Director and                April 25, 1995
- --------------------
(William F. Gorog)                 Chairman of the Board


/s/ John C. Backus, Jr.            Director                    April 25, 1995
- -----------------------
(John C. Backus, Jr.)


/s/ James E. Colburn               Director                    April 25, 1995
- --------------------
(James E. Colburn)


/s/ Patrick F. Graham              Director                    April 25, 1995
- ---------------------
(Patrick F. Graham)


/s/ Juan C. O'Callahan             Director                    April 25, 1995
- ----------------------
(Juan C. O'Callahan)


/s/ Geoffrey S. Rehnert            Director                    April 25, 1995
- -----------------------
(Geoffrey S. Rehnert)