Form 10-Q
period 1995-03-31
WORLDCORP INC
filed 1995-05-15
CIK 811664

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



     For the Quarter ended:  March 31, 1995   Commission File Number 1-5351



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

The number of shares of the registrant's Common Stock outstanding on May 5, 1995 was 15,821,743.



================================================================================

                                WORLDCORP, INC.

                    MARCH 1995 QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION


       Item 1.   Financial Statements

                 Condensed Consolidated Balance Sheets, March 31,
                 1995 and December 31, 1994.......................             3

                 Condensed Consolidated Statements of Operations,
                 Three Months Ended March 31, 1995 and 1994.......             5

                 Condensed Consolidated Statement of Changes in Common Stockholders' Deficit, Three Months Ended March
                 31, 1995.........................................             7

                 Condensed Consolidated Statements of Cash Flows,
                 Three Months Ended March 31, 1995 and 1994.......             8

                 Notes to Condensed Consolidated Financial
                 Statements.......................................             9

                 Exhibit 11, Calculations of Income (Loss) Per
                 Common Share.....................................            10

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............            11



PART II - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K.................            19

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------


                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                       (Unaudited)
                                                        March 31,   December 31,
                                                          1995          1994
                                                       -----------  ------------
CURRENT ASSETS
  Cash and cash equivalents, including $1,424
    restricted cash at March 31, 1995 and
    $107 at December 31, 1994                            $  7,922        $ 8,160

  Restricted short-term investments                           662            668

  Trade accounts receivable, less allowance for
    doubtful accounts of $83 at March 31, 1995
    and $81 at December 31, 1994                            3,050          5,748

  Other receivables                                         3,251          3,134

  Prepaid expenses and other current assets                 7,790          8,222

  Assets held for sale                                      2,500          2,500
                                                         --------        -------

    Total current assets                                   25,175         28,432
                                                         --------        -------

ASSETS HELD FOR SALE                                       11,290         11,645

EQUIPMENT AND PROPERTY
  Flight and other equipment                               31,333         27,698
  Equipment under capital leases                           12,108         12,006
                                                         --------        -------
                                                           43,441         39,704
  Less accumulated depreciation and amortization           13,526         12,657
                                                         --------        -------

    Net equipment and property                             29,915         27,047
                                                         --------        -------

LONG-TERM OPERATING DEPOSITS                               14,733         13,562

OTHER ASSETS AND DEFERRED CHARGES                           8,940          9,689

INTANGIBLE ASSETS                                          10,458          7,161
                                                         --------        -------

    TOTAL ASSETS                                         $100,511        $97,536
                                                         ========        =======

                                                                     (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (in thousands except share data)
                                  (Continued)

                                                     (Unaudited)
                                                      March 31,   December 31,
                                                        1995          1994
                                                     -----------  -------------
CURRENT LIABILITIES
  Notes payable                                       $  17,210      $  15,662
  Current maturities of long-term obligations            10,375          9,664
  Deferred aircraft rent                                    925            907
  Accounts payable                                        9,720         12,311
  Unearned revenue                                       16,649          5,615
  Accrued maintenance in excess of reserves paid          5,284          6,395
  Accrued salaries and wages                              7,991          7,652
  Accrued interest                                        2,571          2,297
  Accrued taxes                                           1,830          1,855
                                                      ---------      ---------
    Total current liabilities                            72,555         62,358
                                                      ---------      ---------

LONG-TERM OBLIGATIONS, NET
  Subordinated convertible debt                          65,000         65,000
  Subordinated notes, net                                24,947         24,942
  Deferred aircraft rent, net of current portion          1,437          1,522
  Equipment financing and other long-term
   obligations                                           16,347         17,904
                                                      ---------      ---------
    Total long-term obligations, net                    107,731        109,368
                                                      ---------      ---------

OTHER LIABILITIES
  Deferred gain from sale-leaseback transactions,
    net of accumulated amortization of $32,610 at
    March 31, 1995 and $32,344 at December 31, 1994       8,107          8,373
  Accrued postretirement benefits                         2,437          2,384
  Accrued maintenance in excess of reserves paid          4,672          2,866
  Other                                                     422            380
                                                      ---------      ---------
    Total other liabilities                              15,638         14,003
                                                      ---------      ---------

    TOTAL LIABILITIES                                   195,924        185,729
                                                      ---------      ---------

MINORITY INTEREST                                            --             --

COMMON STOCKHOLDERS' DEFICIT
  Common stock, $1 par value, (60,000,000 shares
    authorized, 15,861,870 shares issued and
    15,799,285 shares outstanding at March 31, 1995,
    and 15,491,699 shares issued and 15,429,114
    shares outstanding at December 31, 1994)             15,862         15,492
  Additional paid-in capital                             40,127         37,563
  Deferred compensation                                  (1,279)        (1,102)
  Accumulated deficit                                  (148,260)      (139,806)
  ESOP guaranteed bank loan                              (1,523)            --
  Treasury stock, at cost                                  (340)          (340)
                                                      ---------      ---------

    TOTAL COMMON STOCKHOLDERS' DEFICIT                  (95,413)       (88,193)
                                                      ---------      ---------

  COMMITMENTS AND CONTINGENCIES

    TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
       DEFICIT                                        $ 100,511      $  97,536
                                                      =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For The Three Months Ended March 31,
                        (in thousands except share data)
                                  (Unaudited)

                                                         1995      1994
                                                       --------  ---------
OPERATING REVENUES
  Contract flight operations                           $39,384    $31,561
  Flight operations subcontracted to other carriers        693         --
  Other                                                    487        159
  Transaction processing-US Order                          745        317
                                                       -------    -------
    Total operating revenues                            41,309     32,037
                                                       -------    -------

OPERATING EXPENSES
  Flight                                                12,905     13,113
  Maintenance                                            8,013        964
  Aircraft costs                                        13,522     11,747
  Fuel                                                   3,086      5,336
  Flight operations subcontracted to other carriers        667         28
  Depreciation and amortization                          1,530      1,334
  Selling and administrative                             5,400      5,545
  Transaction processing-US Order                        1,834      2,379
                                                       -------    -------

       Total operating expenses                         46,957     40,446
                                                       -------    -------

OPERATING LOSS                                          (5,648)    (8,409)
                                                       -------    -------

OTHER INCOME (EXPENSE)
  Interest expense                                      (3,171)    (3,209)
  Interest income                                          163        171
  Gain on sale of interest in World Airways                 --     26,921
  Other, net                                               202         (7)
                                                       -------    -------
    Total other income (expense)                        (2,806)    23,876
                                                       -------    -------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                     (8,454)    15,467

INCOME TAX EXPENSE                                          --       (340)

MINORITY INTEREST                                           --        469
                                                       -------    -------

NET EARNINGS (LOSS)                                    $(8,454)   $15,596
                                                       =======    =======

                                                                     (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For The Three Months Ended March 31,
                                  (Continued)
                                  (Unaudited)

                                                     1995          1994
                                                    -------       ------
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE

  Primary:                                          $(0.55)        $0.93
                                                    ======        ======

  Fully diluted:                                         *         $0.74
                                                    ======        ======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

  Primary                                       15,477,596    17,100,862
                                                ==========    ==========

  Fully diluted                                          *    22,977,896
                                                ==========    ==========


* Fully diluted earnings per share are anti-dilutive.



     See accompanying Notes to Condensed Consolidated Financial Statements.

                        WORLDCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                   For the Three Months Ended March 31, 1995
                        (in thousands except share data)
                                  (Unaudited)

                                                                                     Employee
                                                                                   Stock Owner-                  Total
                                          Additional                                 ship Plan    Treasury       Common
                                 Common    Paid-in      Deferred     Accumulated    Guaranteed     Stock,    Stockholders'
                                  Stock    Capital    Compensation     Deficit       Bank Loan     at cost      Deficit
                                 -------  ----------  -------------  ------------  -------------  ---------  --------------
BALANCE AT
  DECEMBER 31, 1994              $15,492   $37,563      $(1,102)      $(139,806)      $     0       $(340)     $(88,193)

Exercise of 67,889 options            68       290           --              --            --          --           358

Employee Stock Ownership Plan
  guaranteed bank loan                --        --           --              --        (1,523)         --        (1,523)

Grant of stock options                --       485         (485)             --            --          --            --

Amortization of deferred
  compensation                        --        --          308              --            --          --           308
Issuance of stock                    302     1,789           --              --            --          --         2,091

Net loss                              --        --           --          (8,454)           --          --        (8,454)
                                 -------    -------     --------      ----------      --------      -----      --------

BALANCE AT
  MARCH 31, 1995                 $15,862   $40,127      $(1,279)      $(148,260)      $(1,523)      $(340)     $(95,413)
                                 =======    =======     ========      ==========      ========      =====      ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31
                                 (in thousands)
                                  (Unaudited)

                                                            1995        1994
                                                          ---------  ----------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                $ 8,160    $ 16,916

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                         (8,454)     15,596
Adjustments to reconcile net earnings (loss) to cash
  provided (used) by operating activities:
  Depreciation and amortization                              1,530       1,334
  Deferred gain recognition                                   (266)     (1,152)
  Gain on sale of World Airways stock                           --     (26,921)
  Minority interest in loss of subsidiaries                     --        (469)
  (Gain) loss on sale of equipment and property                (20)         51
  Other                                                        602         379
  Changes in certain assets and liabilities net of
     effects of non-cash transactions:
     Decrease in accounts receivable                         2,581       2,835
     Increase in deposits, prepaid expenses and other
      assets                                                  (532)     (1,918)
     (Decrease) increase in accounts payable, accrued
       expenses and other liabilities                        9,745      (2,080)
                                                           -------    --------
  Net cash provided (used) by operating activities           5,186     (12,345)
                                                           -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                         (3,743)     (2,670)
Proceeds from disposal of equipment and property               415         625
Purchase of investments                                       (382)       (195)
Proceeds from sales of short-term investments, net             106         150
                                                           -------    --------
  Net cash used by investing activities                     (3,604)     (2,090)
                                                           -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing arrangement, net       (2,260)       (921)
Issuance of debt                                             4,800         262
Repayment of debt                                           (4,795)     (2,225)
Proceeds from stock transactions                               435         450
Proceeds from sale of subsidiary's stock                        --      24,651
                                                           -------    --------
  Net cash provided (used) by financing activities          (1,820)     22,217
                                                           -------    --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        (238)      7,782
                                                           -------    --------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                $ 7,922    $ 24,698
                                                           =======    ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of March 31, 1995, the related condensed consolidated statements of operations for the three month periods ended March 31, 1995 and 1994, the condensed consolidated statement of changes in common stockholders' deficit for the three months ended March 31, 1995, and the condensed consolidated statements of cash flows for the three months ended March 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

      The financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report filed on Form 10-K for the year ended December 31, 1994.

2. In April 1995, US Order filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 3,500,000 shares (exclusive of the underwriters' over-allotment option) of US Order's common stock. Of the shares to be registered, 2,800,000 are being issued and sold by US Order, and 700,000 shares are being sold by WorldCorp. No assurances can be given, however, with respect to the eventual outcome of this offering.

                                                                      EXHIBIT 11

                        WORLDCORP, INC. AND SUBSIDIARIES
                CALCULATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                      For the Three Months Ended March 31,
                        (in thousands except share data)
                                  (Unaudited)

                                      1995                     1994
                                   -----------      ---------------------------
                                                                       Fully
                                                      Primary         Diluted
                                                    -----------     -----------

Earnings (loss) from
 continuing operations             $    (8,454)     $    15,596     $    15,596

Plus: assumed interest expense
      reduction  from conversion
      of convertible debt                   --               --           1,137

Plus: assumed interest
      expense reduction
      due to retirement of
      subordinated notes
      with excess proceeds
      from exercise of
      options and warrants                  --              382             382
                                   -----------      -----------     -----------

   Net earnings (loss) applicable
      to common stock              $    (8,454)     $    15,978     $    17,115
                                   ===========      ===========     ===========

Weighted average common
   shares outstanding               15,477,596       15,170,020      15,170,020

Weighted average options
   and warrants treated as
   common stock equivalents                 --        1,930,842       1,930,842

Weighted average other
   dilutive securities                      --               --       5,877,034
                                   -----------      -----------     -----------

Primary and fully diluted
   number of shares                 15,477,596       17,100,862      22,977,896
                                   ===========      ===========     ===========

 Net earnings (loss) per
   share of common stock           $     (0.55)           $0.93           $0.74
                                   ===========      ===========     ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

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

   WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a company which designs, develops, and markets transaction processing software, interactive applications, customer support services, and enabling hardware for two industries: home banking and telephone company intelligent network services. In December 1993, US Order completed a $12.0 million private equity placement. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("VISA"). In February 1995, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million. As of March 31, 1995, WorldCorp owned 88% of the voting stock of US Order. In April 1995, US Order filed a registration statement to register 3,500,000 shares of US Order's common stock. If the sale is successfully completed, WorldCorp would own 66% of US Order (see "Financing Developments").

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

Customers
- ---------

   World Airways' business relies heavily on its U.S. Air Mobility Command ("AMC"), Malaysian Airline System Berhad ("MAS"), and P.T. Garuda Indonesia ("Garuda") contracts, which provided 22%, 19%, and 24%, respectively, of consolidated revenues in 1994, and 14%, 23%, and 20%, respectively, of total block hours in 1994. The AMC and MAS contracts provided 12% and 44%, respectively, of consolidated revenues and 7% and 47%, respectively, of total block hours during the first quarter of 1995. Operations under the Garuda contract commence in the second quarter. The loss of any of these contracts or a substantial reduction in business from any of these contracts, if not replaced, would have a material adverse effect on the Company's revenues and financial condition.

   AMC has awarded contracts to World Airways since 1956. The minimum contract amount for 1995 of $33.4 million is a 73% increase over 1994, and will be augmented by further expansion business. Expansion business totaled 92% of the minimum contract amount for 1994 and 164% for the first quarter of 1995. World Airways cannot determine how any future cuts in military spending may affect future operations with AMC.

   World Airways has provided service to MAS since 1981, providing aircraft for integration into MAS' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 19.9% of World Airways as of March 31, 1995, acquired a 32% ownership interest in MAS from the Malaysian government during 1994. As a result of the strengthening of the MHS/MAS relationship, World Airways recently entered into a series of long-term contracts with MAS. World Airways has agreed to provide five aircraft to MAS under long-term contracts with expirations ranging from March 1997 to September 2000 (see "Financing Developments"). The current MAS Hadj contract, which was entered into in 1992, expires in 1996. In 1994, World Airways provided two aircraft for Hadj operations. World Airways expects to provide three aircraft for the 1995 MAS Hadj operations.

   World Airways has provided service to Garuda since 1988 under an annual contract. World Airways provided six aircraft for the 1994 Garuda Hadj operations and expects to provide five aircraft for the 1995 operations. In addition, World Airways has provided aircraft for Garuda's cargo operations in previous years.

Transaction Processing
- ----------------------

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

   On August 1, 1994, US Order sold its electronic banking and bill pay operations to VISA International Services Association, Inc. ("VISA") for approximately $15.0 million in cash and a 72-month royalty obligation commencing January 1, 1995 and ending December 31, 2000. The royalty amount is based on the number of customers who use the electronic banking and billing payment technology sold to VISA. No assurances can be given as to the amount of the royalty payments that will be received from VISA. US Order does not expect to receive any royalty payments in 1995.

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

Results of Operations

Three Months Ended March 31, 1995 Compared to the Three Months Ended March 31,
- ------------------------------------------------------------------------------
1994
- ----

Operating Revenue
- -----------------

   In the first quarter of 1995, operating revenues increased $9.3 million (29%) to $41.3 million. Block hours increased 64% to 6,913 in the first quarter of 1995 from 4,207 in the first quarter of 1994. World Airways experienced a 24% decrease in revenue per block hour to $5,681 in the first quarter of 1995 from $7,502 in the first quarter of 1994. This decrease is primarily due to a decrease in full service contracts. Full service contracts represented 23% of total block hours in 1995 compared to 69% in 1994.

   Aircraft capacity, the number of days that the Company's aircraft are available for service (including days in maintenance), increased to 8.4 available aircraft per day in the first quarter of 1995 from 8.1 in the first quarter of 1994. This increase was augmented by a 59% increase in daily aircraft utilization to 9.2 hours in the first quarter of 1995 from 5.8 hours in the first quarter of 1994. Aircraft utilization is measured by the total block hours that the Company's aircraft were in use divided by the number of days that the aircraft were available for service (including days in maintenance).

Operating Expenses
- ------------------

   Maintenance costs increased $7.0 million in the first quarter of 1995. This increase resulted primarily from a 1994 reversal of $4.5 million of excess accrued maintenance reserves associated with the expiration of three DC10-30 aircraft leases which was not repeated in 1995. Excluding the effect of this reversal, maintenance expense increased $2.5 million, primarily due to the 64% increase in block hours flown in 1995.

   Despite the increase in block hours flown, flight and fuel expenses decreased in 1995, generally due to the shift to more basic contracts. However, this decrease was partially offset by an increase in rent costs associated with the addition of higher cost MD-11 aircraft.

Transaction Processing - US Order
- ---------------------------------

   In the first quarter of 1995, the Company recorded $1.4 million of net losses relating to US Order, compared to $2.4 million of losses in 1994. This decrease is primarily due to a reduction in administrative expenses as a result of the VISA transaction in August 1994. To date, US Order has generated limited revenue from the sale of its products and services.

Non-Operating Items
- -------------------

   Interest income and expense remained relatively constant during the first quarters of 1995 and 1994. In 1994, WorldCorp recognized a gain of $26.9 million from the sale of 24.9% of World Airways common stock, pursuant to an October 1993 agreement.

Liquidity and Capital Resources

   The Company's air transportation subsidiary operates in a very challenging business environment. In recent years, the combination of a generally weak economy and the depressed state of the airline industry has adversely affected
the Company's operating performance.   Although there has been recent growth in
demand within the industry, such that World Airways experienced a 64% increase in block hours flown in the first quarter of 1995 over 1994 and a 18% increase in annual block hours flown in 1994 over 1993, yields generally remain low.

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

   US Order has generated operating losses since its inception. US Order's interactive products and services are subject to the risks inherent in the marketing and development of new products. The market for US Order's products and services is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. To date, US Order has generated limited revenues through the sale of its products and services, although in 1994, a substantial gain was generated on the sale of certain operations to VISA, and future revenue and cash flow are likely to be generated by the 72-month revenue stream from VISA. US Order, however, does not expect to receive any royalty payments in 1995.

Cash Flows from Operating Activities
- ------------------------------------

   During 1995, operating activities provided $5.2 million compared to using $12.3 million in 1994. This increase in cash is primarily due to $11.0 million of security deposits received in conjunction with the 1995 Hadj program and other MAS contracts. In addition, operating loss decreased in 1995 compared to 1994.

Cash Flows from Investing Activities
- ------------------------------------

   Investing activities used $3.6 million in 1995 compared to $2.1 million in 1994. This increase is primarily due to the purchase of rotable spare parts required for the integration of two MD-11 aircraft in the first quarter of 1995. In 1994, the company purchased spare parts relating to the integration of one MD-11 aircraft.

Cash Flows from Financing Activities
- ------------------------------------

   Financing activities used $1.8 million in 1995 compared with providing $22.2 million in 1994. In 1994, the company sold 24.9% of World Airways to MHS resulting in proceeds of $24.7 million.

Capital Plans
- -------------

   In October 1992 and January 1993, World Airways signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years. As of March 31, 1995, World Airways has taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two convertible MD-11s. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits toward four of the option aircraft. During 1995, the options' exercise dates were extended to May 31, 1995, with scheduled aircraft delivery dates beginning no earlier than 1996. If the options are exercised, World Airways intends to obtain financing for the purchases. World Airways standardized its fleet around the MD-11 aircraft. World Airways, however, has recently entered into two short-term DC10 aircraft leases with lease terms expiring June 1995 and August 1995, and one DC10 aircraft lease expiring in September 1997. World Airways may choose to lease additional DC10 aircraft to meet short-term peak demand requirements.

   World Airways made $3.6 million of capital expenditures and cash deposits for MD-11 integration in the first quarter of 1995. World Airways estimates that its required capital expenditures for MD-11 integration will be approximately $6.9 million for the remainder of 1995. In addition, World Airways will require approximately $8.0 million to purchase a spare engine in the fourth quarter of 1995. While World Airways is currently seeking financing for the purchase of the engine and additional spare parts relating to the MD-11 aircraft recently acquired, no assurances can be given that the Company will obtain the necessary financing.

   World Airways has obtained regulatory approval from the government of Israel to operate a scheduled service commencing in July 1995. World Airways anticipates working capital requirements of approximately $2.0 million in connection with the start of scheduled service.

   US Order's working capital and capital expenditure requirements for the remainder of 1995 is expected to be approximately $2.7 million. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA for $15.0 million plus certain future payments. As of March 31, 1995, approximately $1.3 million of these proceeds are available to fund future working capital requirements of US Order. In April 1995, US Order filed a registration statement to register 3,500,000 shares of US Order's common stock of which 2,800,000 shares are being offered by US Order. The Company is offering 700,000 US Order shares for sale. If successfully completed, US Order plans to use the proceeds from this offering to fund its future working capital requirements and the Company plans to use its proceeds to reduce debt and increase working capital. However, no assurances can be given with respect to the eventual outcome of this offering. In addition, US Order is attempting to sell certain of its assets, including its $2.5 million advertising credit from Knight-Ridder.

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

   On August 25, 1994, the Company's Board of Directors approved the exercise of WorldCorp's option to purchase 4.8 million shares of US Order common stock held by its founders (the "Founders"). Under the terms of this agreement, WorldCorp would pay $3.9 million in consideration as follows: $2.1 million in shares of WorldCorp common stock and $1.8 million in cash. Prior to December 31, 1994, WorldCorp paid $0.4 million in cash to the Founders in exchange for 498,794 shares of US Order common stock, increasing WorldCorp's ownership of voting stock to 52%. Effective February 16, 1995, WorldCorp purchased the remaining
4.3 million shares of US Order common stock with 302,282 shares of WorldCorp common stock, $0.3 million in cash, and $1.1 million in the form of notes due to the Founders. These notes are due in 1995. As of March 31, 1995, WorldCorp owned 88% of the voting stock of US Order.

   As of March 31, 1995, WorldCorp has invested $14.2 million of equity (net of $3.3 million received from the retirement of a portion of US Order preferred stock - see "Financing Developments") and $3.5 million of unsecured debt in US Order. WorldCorp does not plan to provide additional financing to US Order in 1995.

   As of March 31, 1995, the Company holds approximately $13.8 million (at book value) of aircraft spare parts and transaction processing terminals currently available for sale.

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

   Second, in 1993, World Airways closed an agreement with a financial institution for a $20.0 million credit facility collateralized by certain receivables and spare parts. This agreement contains certain covenants related to World Airways' financial condition and operating results. Approximately $10.8 million of the proceeds from this transaction were used to retire existing obligations. The balance was added to cash reserves. As of March 31, 1995, $0.5 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized, with no borrowing capacity currently available. In 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995 and extended the credit facility's term to 1998.
In addition, the amended agreement provides for up to an additional $2.0 million in borrowing capacity, subject to spare part valuations, beginning in October 1995.

   Third, on August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA for $15.0 million, assumption of certain liabilities, and a 72 month royalty obligation commencing January 1, 1995 and ending December 31, 2000 (the "Royalty Period"). Of the proceeds received by US Order, $9.4 million was used to retire a portion of its preferred stock (of which WorldCorp received $3.3 million) and vested employee options. As of March 31, 1995, approximately $1.3 million of these proceeds is available to fund future working capital requirements of US Order. The royalty amount is based on the number of VISA customers using the electronic banking and bill payment technology sold by US Order to VISA. The first $75,000 of royalties earned during each quarter on a cumulative basis for a total of twelve quarters, will be applied by VISA to offset certain liabilities assumed by VISA pursuant to the acquisition. To date, VISA has commitments from more than 40 U.S.-based financial institutions (including six of the nation's top 20 banks) to offer the VISA bill pay system. No assurances can be given as to the amount of the royalty payments that will be received from VISA. US Order does not expect to receive any royalty payments in 1995.

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

   In April 1995, US Order filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 3,500,000 shares (exclusive of the underwriters' over-allotment option) of US Order's common stock. Of the shares to be registered, 2,800,000 are being issued and sold by US Order, and 700,000 shares are being sold by WorldCorp. If the sale is successfully completed, WorldCorp would use proceeds from the sale to reduce debt and increase working capital and would own 66% of US Order after a completed offering.

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

   WorldCorp has never paid any cash dividends and does not plan to do so in the foreseeable future. Both the 13 7/8% Subordinated Notes Indenture and the indenture pursuant to which the Debentures were issued (the "Indentures") restrict the Company's ability to pay dividends or make other distributions on its common stock. In addition, the Indentures originally restricted the ability of World Airways and US Order to pay dividends other than to the Company. In 1994, however, the Company received approval from the holders of the Indentures to allow World Airways to pay dividends to parties other than the Company.

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

   The availability of net operating loss, investment tax credit, and alternative minimum tax credit carryforwards to reduce the Company's future Federal income tax liability is subject to limitations under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, these limitations restrict the availability of net operating loss and investment tax credit carryforwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in the three-year testing period ("Ownership Change"). In August 1991, 5.7 million shares of common stock were sold by a group of existing shareholders. This transaction constituted an Ownership

Change, which reduced the annual utilization of net operating loss, alternative minimum tax credit, and investment tax credit carryforwards ("Carryforwards") available to the Company in 1991 and future years. As of December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of $72.6 million [subject to a $6.3 million annual limitation based on the value of the outstanding Common Stock immediately prior to the Ownership Change and the statutorily provided long-term tax exempt rate (the "Limitation")] and $89.9 million (generated after the Ownership Change) which are available to offset future federal taxable income. These carryforwards expire between 1997 and 2009. As a result of the transactions between the Company and MHS during 1994, approximately $113.5 million of the consolidated net operating loss carryforwards for federal income tax purposes (subject to the Limitation) will be allocated to World Airways, and therefore, will only be available to offset future federal taxable income of World Airways.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(b)  Reports on Form 8-K

     None.


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



Date:  May 15, 1995

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

(a) Exhibits
    --------

     Exhibit
       No.                           Exhibit
     -------                         -------

      3.1                    Certificate of Incorporation of        Incorporated
                             WorldCorp, Inc. dated March 16,        by reference
                             1987. [Filed as Exhibit 3.1 to
                             WorldCorp, Inc.'s Registration
                             Statement on Form S-4 (Commission
                             File No. 33012735) filed on March 19,
                             1987 and incorporated herein by
                             reference.]

      3.2                    Amended and Restated Bylaws of         Incorporated
                             WorldCorp, Inc. dated November 13,     by reference
                             1987.  (Filed as Exhibit 3.1 to
                             WorldCorp, Inc.'s Annual Report on
                             Form 10-K for the fiscal year ended
                             December 31, 1987 and
                             incorporated herein by reference.)

      4.1                    Indenture dated as of August 1,        Incorporated
                             1987 between WorldCorp, Inc. and       by reference
                             Norwest Bank of Minneapolis, N.A.
                             (Filed as Exhibit 4.1 to Amendment
                             No. 2 to WorldCorp, Inc.'s Form S-2
                             Registration Statement (Commission
                             File No. 33-1358276) filed August
                             13, 1987 and incorporated herein
                             by reference.]

      4.2                    First Supplemental Indenture dated     Incorporated
                             as of March 1, 1988 between            by reference
                             WorldCorp, Inc. and Norwest Bank of
                             Minneapolis, N.A. (Filed as
                             Exhibit 4.2 to WorldCorp, Inc.'s
                             Annual Report on Form 10-K for the
                             fiscal year ended December 31, 1988
                             and incorporated herein by
                             reference.)

      10.1                   Warrant Agreement between              Incorporated
                             WorldCorp, Inc. and Drexel Burnham     by reference
                             Lambert, Incorporated ("Drexel")
                             dated as of June 30, 1988.  (Filed
                             as Exhibit 10.1 to WorldCorp,
                             Inc.'s Form 10-Q for the quarter
                             ended March 31, 1989 and incorporated
                             herein by reference.)

      10.4                   Aircraft Lease Agreement dated as      Incorporated
                             of March 30, 1987 between World        by reference
                             Airways, Inc. and The Connecticut
                             National Bank, not in its
                             individual capacity, but solely
                             as Owner Trustee. (Filed as
                             Exhibit 10.34 to World
                             Airways, Inc.'s Annual Report on
                             Form 10-K for the fiscal year
                             ended December 31, 1986 and
                             incorporated herein by reference.)

      Exhibit
        No.                            Exhibit
      -------                          -------

      10.5                   Merger Agreement and Plan of           Incorporated
                             Reorganization dated as of April 28,   by reference
                             1987 by and among World Airways,
                             Inc., World Merger Corporation
                             and WorldCorp, Inc.  [Filed as
                             Exhibit 10.50 to WorldCorp, Inc.'s
                             Form S-2 Registration Statement
                             (Commission File No. 33-1358276)
                             filed on July 31, 1987 and
                             incorporated herein by reference.]

      10.6                   Assumption Agreement dated as of       Incorporated
                             June 23, 1987 among WorldCorp,         by reference
                             Inc., World Airways, Inc. and T.
                             Coleman Andrews, III.  [Filed as
                             Exhibit 10.51 to WorldCorp, Inc.'s
                             Form S-2 Registration Statement
                             (Commission File No. 33-1358276)
                             filed on July 31, 1987 and
                             incorporated herein by reference.]

      10.7                   Assumption Agreement dated as of       Incorporated
                             June 23, 1987 among WorldCorp,         by reference
                             Inc., World Airways, Inc. and D.
                             Fraser Bullock.  [Filed as Exhibit
                             10.52 to WorldCorp, Inc.'s Form S-2
                             Registration Statement
                             (Commission File No. 33-1358276)
                             filed on July 31, 1987 and
                             incorporated herein by reference.]

      10.8                   Guaranty and Amendment Agreement       Incorporated
                             dated as of June 23, 1987              by reference
                             between WorldCorp, Inc. and The
                             Connecticut National Bank, a
                             national banking association, as
                             Owner Trustee, with Burnham
                             Leasing Corporation, as Owner
                             Participant.  [Filed as Exhibit
                             10.55 to WorldCorp, Inc.'s Form S-2
                             Registration Statement
                             (Commission File No. 33-1358276)
                             filed July 31, 1987 and
                             incorporated herein by reference.]

      10.9                   Form of Assumption Agreement dated     Incorporated
                             as of June 23, 1987 among              by reference
                             WorldCorp, Inc., World Airways, Inc.
                             and each Indemnified Party.
                             [Filed as Exhibit 10.60 to
                             WorldCorp, Inc.'s Form S-2
                             Registration Statement (Commission
                             File No. 33-1358276) filed on
                             July 31, 1987 and incorporated
                             herein by reference.]

      10.11                  Agreement between World Airways,       Incorporated
                             Inc. and Flight Attendants             by reference
                             represented by International
                             Brotherhood of Teamsters.  [Filed
                             reference as Exhibit 10.67 to
                             WorldCorp, Inc.'s Form S-3
                             Registration Statement (Commission
                             File No. 2-91998) filed on
                             December 10, 1987 and incorporated
                             herein by reference.]

      10.12                  Agreement between World Airways,       Incorporated
                             Inc. and Mechanics represented by      by reference
                             the International Brotherhood of
                             Teamsters.  (Filed as Exhibit 10.41
                             to WorldCorp, Inc.'s Annual Report
                             on Form 10-K for the fiscal year
                             ended December 31, 1988 and
                             incorporated herein by reference.)

      10.13                  Agreement between World Airways,       Incorporated
                             Inc. and Stock Clerks and Store        by reference
                             Room Employees represented by the
                             International Brotherhood of
                             Teamsters. (Filed as Exhibit
                             10.42 to WorldCorp, Inc.'s Annual
                             Report on Form 10-K for the
                             fiscal year ended December 31,
                             1988 and incorporated herein by
                             reference.)

      Exhibit
        No.                     Exhibit
      -------                   -------

      10.14          Office Lease - The Hallmark Building         Incorporated
                     dated as of May 16, 1987 between             by reference
                     WorldCorp, Inc. and GT Renaissance
                     Centre Limited Partnership. (Filed
                     as Exhibit 10.36 to WorldCorp, Inc.'s
                     Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1989
                     and incorporated herein by reference.)

      10.15          Lease Amendment dated as of June 27, 1989    Incorporated
                     between WorldCorp, Inc. and GT               by reference
                     Renaissance Centre Limited Partnership.
                     (Filed as Exhibit 10.37 to WorldCorp,
                     Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

      10.16          Office Lease - The Hallmark Building         Incorporated
                     dated as of September 20, 1989               by reference
                     between World Airways, Inc. and GT
                     Renaissance Centre Limited Partnership.
                     (Filed as Exhibit 10.38 to WorldCorp, Inc's
                     Annual Report on form 10-K for the
                     fiscal year ended December 31, 1989
                     and incorporated herein by reference.)

      10.17          Warrant Agreement dated as of                Incorporated
                     July 22, 1989 between WorldCorp, Inc.        by reference
                     and Charles W. Pollard. (Filed as
                     Exhibit 10.45 to WorldCorp, Inc.'s
                     Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1989 and
                     incorporated herein by reference.)

      10.20          WorldCorp, Inc. Employee Savings and         Incorporated
                     Stock Ownership Plan. (Filed as Exhibit      by reference
                     10.49 to WorldCorp, Inc.'s Annual
                     Report on Form 10-K for the fiscal year
                     ended December 31, 1989 and incorporated herein by reference.)

      10.21          Amendment No. 1 to WorldCorp, Inc.           Incorporated
                     Employee Savings and Stock                   by reference
                     Ownership Plan. (Filed as Exhibit 10.50
                     to WorldCorp, Inc.'s Annual Report on
                     Form 10-K for the fiscal year ended
                     December 31, 1989 and incorporated
                     herein by reference.)

      10.27          Aircraft Warranty Bill of Sale               Incorporated
                     dated as of January 15, 1991 between         by reference
                     World Airways, Inc. and First Security
                     Bank of Utah, N.A., not in its individual capacity, but solely as Owner Trustee.
                     (Filed as Exhibit 10.46 to WorldCorp, Inc.'s
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.)

      10.28          Aircraft Lease Agreement dated as of         Incorporated
                     January 15, 1991 between World Airways,      by reference
                     Inc. and First Security Bank of Utah, N.A., not in its individual capacity, but solely as Owner Trustee. (Filed as Exhibit
                     10.47 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1990 and incorporated herein by reference.)

      10.29          Loan and Security Agreement dated as of      Incorporated
                     February 26, 1992 between WorldCorp, Inc.    by reference
                     and US Order Incorporated.  (Filed as
                     Exhibit 10.38 to WorldCorp, Inc.'s Annual
                     Report on Form 10-K for the fiscal year
                     ended December 31, 1991 and incorporated herein by reference.)

      Exhibit
        No.                            Exhibit
      -------                          -------

      10.30                  Aircraft Lease Agreement I dated as    Incorporated
                             of February 12, 1992 between           by reference
                             McDonnell Douglas Finance
                             Corporation and World Airways, Inc.
                             (Filed as Exhibit 10.39 to
                             WorldCorp, Inc.'s Annual Report on
                             Form 10-K for the fiscal year ended
                             December 31, 1991 and incorporated
                             herein by reference.)

      10.31                  Aircraft Lease Agreement II dated      Incorporated
                             as of February 12, 1992 between        by reference
                             McDonnell Douglas Finance
                             Corporation and World Airways, Inc.
                             (Filed as Exhibit 10.40 to
                             WorldCorp, Inc.'s Annual Report on
                             Form 10-K for the fiscal year ended
                             December 31, 1991 and incorporated
                             herein by reference.)

      10.32                  Aircraft Engine Purchase Agreement     Incorporated
                             dated as of April 26, 1991 between     by reference
                             Terandon Leasing Corporation and
                             World Airways, Inc.  (Filed as
                             Exhibit 10.41 to WorldCorp, Inc.'s
                             Annual Report on Form 10-K for
                             the fiscal year ended December 31,
                             1991 and incorporated herein by
                             reference.)

      10.33                  Aircraft Engine Lease Agreement        Incorporated
                             dated as of April 26, 1991 between     by reference
                             Terandon Leasing Corporation and
                             World Airways, Inc.  (Filed as
                             Exhibit 10.42 to WorldCorp, Inc.'s
                             Annual Report on Form 10-K for
                             the fiscal year ended December 31,
                             1991 and incorporated herein by
                             reference.)

      10.34                  Guaranty Agreement I dated as of       Incorporated
                             February 12, 1992 between McDonnell    by reference
                             Douglas Finance Corporation and
                             World Airways, Inc.  (Filed as
                             Exhibit 10.43 to WorldCorp, Inc.'s
                             Annual Report on Form 10-K for the
                             fiscal year ended December 31, 1991
                             and incorporated herein by reference.)

      10.35                  Guaranty Agreement II dated as of      Incorporated
                             February 12, 1992 between McDonnell    by reference
                             Douglas Finance Corporation and
                             World Airways, Inc.  (Filed as
                             Exhibit 10.44 to WorldCorp, Inc.'s
                             Annual Report on Form 10-K for the
                             fiscal year ended December 31, 1991
                             and incorporated herein by reference.)

      10.36                  Series A Preferred Stock Purchase      Incorporated
                             Agreement dated as of September 14,    by reference
                             1990 between US Order, Inc. and
                             WorldCorp, Inc.  (Filed as Exhibit
                             10.45 to WorldCorp, Inc.'s Annual
                             Report on Form 10-K for the fiscal
                             year ended December 31, 1991 and
                             incorporated herein by reference.)

      10.37                  Stock Restriction Agreement dated      Incorporated
                             as of September 14, 1990 between       by reference
                             WorldCorp, Inc., William F. Gorog,
                             Jonathan M. Gorog, Peter M. Gorog,
                             Henry R. Nichols, William N. Melton
                             and John Porter.  (Filed as Exhibit
                             10.46 to WorldCorp, Inc.'s Annual
                             Report on Form 10-K for the fiscal
                             year ended December 31, 1991 and
                             incorporated herein by reference.)

      10.38                  Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48518 dated     by reference
                             as of September 30, 1992 between
                             World Airways, Inc. and International
                             Lease Finance Corporation.

      10.39                  Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48519 dated     by reference
                             as of September 30, 1992 between
                             World Airways, Inc. and International
                             Lease Finance Corporation.

       Exhibit
         No.                           Exhibit
       -------                         -------

       10.40                 Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48520 dated as by reference of September 30, 1992 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

       10.41                 Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48633 dated as by reference of September 30, 1992 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

       10.42                 Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48631 dated as by reference of September 30, 1992 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

       10.43                 Aircraft Lease Agreement for           Incorporated
                             Aircraft Serial Number 48632 dated as by reference of September 30, 1992 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

       10.45                 MD-11 Aircraft Charter Agreement       Incorporated
                             dated as of March 18, 1993             by reference
                             between World Airways, Inc. and PT.
                             Garuda Indonesia.

       10.45                 DC10-30 Aircraft Charter Agreement     Incorporated
                             dated as of March 18, 1993             by reference
                             between World Airways, Inc. and PT.
                             Garuda Indonesia.

       10.46                 Accounts Receivable Management and     Incorporated
                             Security Agreement dated as            by reference
                             of December 7, 1993 between World
                             Airways, Inc. and BNY
                             Financial Corporation.

       10.47                 Aircraft Parts Security Agreement      Incorporated
                             dated as of December 7, 1993           by reference
                             between World Airways, Inc. and BNY
                             Financial Corporation.

       10.48                 Warrant Certificate dated as of        Incorporated
                             December 7, 1993 between WorldCorp,    by reference
                             Inc. and BNY Financial Corporation.

       10.50                 Subscription and Preferred Stock       Incorporated
                             Purchase Agreement dated as of         by reference
                             December 20, 1993 between US Order,
                             Inc. and Knight-Ridder, Inc.

       10.51                 Subscription and Preferred Stock       Incorporated
                             Purchase Agreement dated as of         by reference
                             December 21, 1993 between US Order,
                             Inc. and WorldCorp, Inc.

       10.52                 Subscription and Preferred Stock       Incorporated
                             Purchase Agreement dated as of         by reference
                             December 20, 1993 between US Order,
                             Inc. and Jerome Kohlberg, Jr.

       10.53                 Subscription and Preferred Stock       Incorporated
                             Purchase Agreement dated as of         by reference
                             December 21, 1993 between US Order,
                             Inc. and Hoechst Celanese
                             Corporation Employee Benefit Master
                             Trust

       10.54                 Series C Preferred Stock Purchase      Incorporated
                             Agreement dated as of December         by reference
                             21, 1993 between US Order, Inc. and
                             VeriFone, Inc.

       10.55                 Registration Rights Agreement dated    Incorporated
                             as of December 21, 1993                by reference
                             between US Order, Inc. and VeriFone,
                             Inc.

     Exhibit
        No.                           Exhibit
      -------                         -------

      10.57                  Investment Agreement dated as         Incorporated
                             of December 21, 1993 by and           by reference
                             among US Order, Inc., WorldCorp,
                             Inc., and VeriFone, Inc.

      10.58                  Settlement Agreement dated as         Incorporated
                             of February 8, 1994 between           by reference
                             World Airways, Inc, WorldCorp,
                             Inc., Concord Asset Management,
                             Inc., Concord Leasing, Inc., and
                             The CIT Group.

      10.59                  Lease Agreement dated as of           Incorporated
                             June 1, 1993 between World            by reference
                             Airways, Inc. and Mattei
                             Corporation.

      10.60                  Lease Agreement dated as of           Incorporated
                             March 30, 1993 between World          by reference
                             Airways, Inc. and Tinicum
                             Properties Associates Limited
                             Partnership, as amended by First
                             Amendment to Lease dated
                             July 9, 1993.

      10.61                  Lease Agreement dated as of           Incorporated
                             January 25, 1993 between              by reference
                             World Flight Crew Services, Inc.
                             and Sakioka Farms.

      10.62                  Consignment Agreement dated           Incorporated
                             as of September 30, 1993              by reference
                             between World Airways Inc. and
                             The Memphis Group.

      10.63                  Assignment and Assumption and         Incorporated
                             Consent and Release for               by reference
                             Aircraft Serial Number 47818 dated
                             as of July 20, 1993 among World
                             Airways, Inc., WorldCorp, Inc.,
                             McDonnell Douglas Corporation, and
                             McDonnell Douglas Finance
                             Corporation.

      10.64                  Assignment and Assumption and         Incorporated
                             Consent and Release for               by reference
                             Aircraft Serial Number 46999 dated
                             as of July 9, 1993 among World
                             Airways, Inc., WorldCorp, Inc.,
                             McDonnell Douglas Corporation, and
                             McDonnell Douglas Finance
                             Corporation.

      10.65                  Aircraft Lease Agreement for          Incorporated
                             Aircraft Serial Number 48458          by reference
                             dated as of January 15, 1993
                             between World Airways, Inc. and
                             Wilmington Trust Company/GATX
                             Capital Corporation.

      10.66                  Aircraft Lease Supplement for         Incorporated
                             Aircraft Serial Number 48458          by reference
                             dated as of April 23, 1993
                             between World Airways, Inc. and
                             Wilmington Trust Company/GATX
                             Capital Corporation.

      10.67                  Aircraft Spare Parts Lease            Incorporated
                             Agreement dated as of April           by reference
                             15, 1993 between World Airways,
                             Inc. and GATX Capital Corporation.

      10.68                  Amendment No. 1 To Aircraft           Incorporated
                             Lease Agreement for Aircraft          by reference
                             Serial Number 48518 dated as of
                             November 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.69                  Amendment No. 2 to Aircraft           Incorporated
                             Lease Agreement for Aircraft          by reference
                             Serial Number 48518 dated as of
                             March 8, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.70                  Assignment of Rights for              Incorporated
                             Aircraft Serial Number 48518          by reference
                             dated as of March 8, 1993
                             between World Airways, Inc.
                             and International Lease
                             Finance Corporation.

      Exhibit
        No.                             Exhibit
      -------                           -------

      10.71                  Assignment of Rights for Aircraft      Incorporated
                             Engines Serial Numbers P723942,        by reference
                             P723945, and P723943 dated as of
                             March 1, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.72                  Agency Agreement for Aircraft Serial   Incorporated
                             Number 48518 dated as of               by reference
                             January  15, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.73                  Amendment No. 2 to Aircraft Lease      Incorporated
                             Agreement for Aircraft Serial          by reference
                             Number 48437 dated as of March 31,
                             1993 between World Airways,
                             Inc. and International Lease Finance
                             Corporation.

      10.74                  Amendment No. 3 to Aircraft Lease      Incorporated
                             Agreement for Aircraft Serial          by reference
                             Number 48437 dated as of April 15,
                             1993 between World Airways,
                             Inc. and International Lease Finance
                             Corporation.

      10.75                  Agency Agreement for Aircraft Serial   Incorporated
                             Number 48437 dated as of               by reference
                             January 15, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.76                  Assignment of Rights for Aircraft      Incorporated
                             Serial Number 48437 dated as of        by reference
                             April 15, 1993 between World
                             Airways, Inc. and International Lease
                             Finance Corporation.

      10.77                  Assignment of Rights for Aircraft      Incorporated
                             Engines Serial Numbers P723913,        by reference
                             P723912, and P723914 dated as of
                             April 15, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.78                  Amendment No. 2 to Aircraft Lease      Incorporated
                             Agreement for Aircraft Serial          by reference
                             Number 48520 dated as of April 22,
                             1993 between World Airways,
                             Inc. and International Lease Finance
                             Corporation.

      10.79                  Agency Agreement for Aircraft Serial   Incorporated
                             Number 48520 dated as of               by reference
                             January 15, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.80                  Assignment of Rights for Aircraft      Incorporated
                             Serial Number 48520 dated as of        by reference
                             April 22, 1993 between World
                             Airways, Inc. and International Lease
                             Finance Corporation.

      10.81                  Assignment of Rights for Aircraft      Incorporated
                             Engines Serial Numbers P723957,        by reference
                             P723958, and P723956 dated as of
                             March 1, 1993 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.82                  Aircraft Charter Agreement dated as    Incorporated
                             of July 24, 1993 between World         by reference
                             Airways, Inc. and Malaysian Airline
                             System Berhad.

      10.83                  Amendment No. 1 to Aircraft Lease      Incorporated
                             Agreement for Aircraft Serial          by reference
                             Numbers 46835, 46837, and 46820
                             dated as of May 14, 1993 between
                             World Airways, Inc. and The
                             Connecticut National Bank (assigned
                             to Federal Express Corporation).

      Exhibit
        No.                            Exhibit
      -------                          -------

      10.84                  Amendment No. 2 to Aircraft Lease    Incorporated
                             Agreement for Aircraft Serial        by reference
                             Numbers 46835, 46837, and 47820
                             dated as of May 14, 1993 between
                             World Airways, Inc. and The
                             Connecticut National Bank
                             (assigned to Federal Express
                             Corporation).

      10.85                  Return Agreement for Aircraft        Incorporated
                             Serial Numbers 47818 and 46999       by reference
                             dated as of July 9, 1993 among
                             World Airways, Inc., WorldCorp,
                             Inc., International Lease Finance
                             Corporation, McDonnell Douglas
                             Corporation, and McDonnell
                             Douglas Finance Corporation.

      10.86/1/               Acquisition Agreement Among VISA     Incorporated
                             International Service Association,   by reference
                             US Order, Inc, and WorldCorp,
                             Inc, dated as of July 15, 1994.

      10.87                  Stock Purchase Agreement by and      Incorporated
                             among World Airways, Inc.,           by reference
                             WorldCorp, Inc., and Malaysian
                             Helicopter Services Berhad dated
                             as of October 30, 1993.

      10.88                  Stock Registration Rights            Incorporated
                             Agreement between World Airways,     by reference
                             Inc. and Malaysian Helicopter
                             Services Berhad dated as of
                             October 30, 1993.

      10.89                  Shareholders Agreement between       Incorporated
                             Malaysian Helicopter Services        by reference
                             Berhad and WorldCorp, Inc., and
                             World Airways, Inc. dated as of
                             February 3, 1994.

      10.90                  Amendment No. 1 to Shareholders      Incorporated
                             Agreement dated as of February 28,   by reference
                             1994, among WorldCorp, World
                             Airways, and MHS.

      10.91                  Right of First Refusal Agreement     Incorporated
                             dated as of February 28, 1994,       by reference
                             between US Order, Inc. ("US
                             Order") and Technology Resources,
                             Inc. Berhad ("TRI")

      10.92                  Amendment No. 1 dated as of          Incorporated
                             August 29, 1991 to the US Order,     by reference
                             Inc. Stock Restriction Agreement
                             dated as of September 14, 1990
                             among WorldCorp, Inc., a Delaware
                             corporation ("WorldCorp"),
                             William F. Gorog, Jonathan M.
                             Gorog, Peter M. Gorog, Henry R.
                             Nichols, William N. Melton and
                             John Porter (collectively, the
                             "Founders" and each a "Founder"),
                             and the Employees.

      10.93                  Amendment No. 2 dated as of March    Incorporated
                             31, 1993 to the US Order, Inc.       by reference
                             Stock Restriction Agreement dated
                             as of September 14, 1990 among
                             WorldCorp, Inc., a Delaware
                             corporation ("WorldCorp"),
                             William F. Gorog, Jonathan M.
                             Gorog, Peter M. Gorog, Henry R.
                             Nichols, William N. Melton and
                             John Porter (collectively, the
                             "Founders" and each a "Founder"),
                             and the Employees.

      10.94                  Stock Option Agreement dated as      Incorporated
                             of August 1, 1994 ("Grant Date")     by reference
                             between WorldCorp, Inc. and
                             William F. Gorog.

      10.95                  Employment Agreement dated as of     Incorporated
                             August 1, 1994 between US            by reference
                             Order, Inc. and John C. Backus,
                             Jr.

      Exhibit
        No.                            Exhibit
      -------                          -------

      10.96                  Employment Agreement dated as of     Incorporated
                             August 19, 1994 between              by reference
                             WorldCorp, Inc. and T. Coleman
                             Andrews, III.

      10.97                  Stock Option Agreement dated as of   Incorporated
                             August 19, 1994 ("Grant Date")       by reference
                             by and between WorldCorp, Inc. and
                             T. Coleman Andrews, III.

      10.98                  Agreement between World Airways,     Incorporated
                             Inc. and the International           by reference
                             Brotherhood of Teamsters
                             representing the Cockpit
                             Crewmembers employed by
                             World Airways, Inc. dated
                             August 15, 1994-June 30,
                             1998.

      10.99                  Letter Employment Agreement of       Incorporated
                             William F. Gorog dated               by reference
                             August 25, 1994.

      10.100                 Amendment No. 3 dated as of          Incorporated
                             September 1, 1994 to the US Order,   by reference
                             Inc. Stock Restriction Agreement
                             dated as of September 14, 1990
                             among WorldCorp, Inc., a Delaware
                             corporation ("WorldCorp"), William
                             F. Gorog, Jonathan M. Gorog,
                             Peter M. Gorog, Henry R. Nichols,
                             William N. Melton and John Porter
                             (collectively, the "Founders" and
                             each a "Founder"), and the
                             Employees.

      10.101                 Aircraft Services Agreement dated    Incorporated
                             September 26, 1994 by and between    by reference
                             World Airways, Inc. ("World") and
                             Malaysian Airline System Berhad
                             ("MAS").

      10.102                 Freighter Services Agreement dated   Incorporated
                             October 1, 1994 by and between       by reference
                             World Airways, Inc. and Malaysian
                             Airline System Berhad.

      10.103                 World Airways, Inc. 1995 AMC         Incorporated
                             Contract F11626-94-D0027 dated       by reference
                             October 1, 1994 between World
                             Airways, Inc. and Air Mobility
                             Command.

      10.104                 Amendment No. 4 dated as of          Incorporated
                             December 1, 1994 to the US Order,    by reference
                             Inc. Stock Restriction Agreement
                             dated as of September 14, 1990
                             among WorldCorp, Inc., a Delaware
                             corporation ("WorldCorp"), William
                             F. Gorog, Jonathan M. Gorog,
                             Peter M. Gorog, Henry R. Nichols,
                             William N. Melton and John Porter
                             (collectively, the "Founders" and
                             each a "Founder"), and the
                             Employees.

      10.105                 Stock Purchase Agreement (the        Incorporated
                             "Agreement") dated as of December    by reference
                             31, 1994 by and between MHS
                             Berhad, a Malaysian corporation
                             (the "Shareholder") and WorldCorp,
                             Inc., a Delaware corporation (the
                             "Purchaser").

      10.106                 Promissory Note dated December 31,   Incorporated
                             1994 for $8,500,000 between          by reference
                             WorldCorp, Inc., a Delaware
                             corporation ("Borrower") and
                             Malaysian Helicopter Services
                             Berhad, a Malaysian corporation
                             ("Lender").

      10.107                 Amendment No. 1 to Passenger         Incorporated
                             Aircraft Services and Freighter      by reference
                             Services Agreement dated December
                             31, 1994 by and between World
                             Airways, Inc. and Malaysian Airline
                             System Berhad.

      Exhibit
        No.                            Exhibit
      -------                          -------

      10.108                 Amendment No. 5 dated January 2,     Incorporated
                             1995 to the US Order, Inc. Stock     by reference
                             Restriction Agreement dated as of
                             September 14, 1990 among
                             WorldCorp, Inc., a Delaware
                             corporation ("WorldCorp"), William
                             F. Gorog, Jonathan M. Gorog, Peter
                             M. Gorog, Henry R. Nichols,
                             William N. Melton and John Porter
                             (collectively, the "Founders" and
                             each a "Founder"), and the
                             Employees.

      10.109                 Customer Agreement between           Incorporated
                             WorldCorp ESSOP and Scott &          by reference
                             Stringfellow, Inc. dated January
                             11, 1995 for a margin loan.

      10.110                 Side Letter dated January 11, 1995   Incorporated
                             from Scott & Stringfellow, Inc. to   by reference
                             William F. Gorog, Trustee of
                             WorldCorp Employee Savings and
                             Stock Ownership Plan for a margin
                             loan to the WorldCorp ESSOP.

      10.111                 Guarantee Agreement dated January    Incorporated
                             11, 1995 by WorldCorp, Inc.          by reference
                             ("Guarantor") for the benefit of
                             Scott & Stringfellow, Inc. (the
                             "Lender").

      10.112                 Registration Rights Agreement        Incorporated
                             dated as of January 11, 1995 by and by reference between WorldCorp, Inc. and Scott
                             & Stringfellow, Inc.

      10.113                 Side Letter dated January 11, 1995   Incorporated
                             from WorldCorp, Inc. to Scott &      by reference
                             Stringfellow, Inc. regarding
                             commitment to make contributions
                             to the WorldCorp Employee Savings
                             and Stock Ownership Plan (the
                             "ESSOP"), for the duration of the
                             Scott & Stringfellow loan to
                             the ESSOP.

      10.114                 Strategic Alliance Agreement dated   Incorporated
                             January 16, 1995 by and between      by reference
                             Colonial Data Technologies Corp.
                             and US Order.

      10.115                 Amendment No. 2 to Passenger         Incorporated
                             Aircraft Services and Freighter      by reference
                             Aircraft Service Agreement dated
                             February 9, 1995 by and between
                             World Airways, Inc. and Malaysian
                             Airline System Berhad.

      11.1                   Statement on Calculation of          Incorporated
                             Earnings Per Common Share.           by reference

/1/ Confidential treatment of portions of the Agreement has been granted by the Commission. The copy filed as an exhibit omits the information subject to confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

(b)  Reports on Form 8-K.
     --------------------

     None.