Form 10-Q
period 1995-06-30
WORLDCORP INC
filed 1995-08-14
CIK 811664

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                           _________________________



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------



     For the Quarter ended:  JUNE 30, 1995   Commission File Number 1-5351



                                WORLDCORP, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                94-3040585
    (State of incorporation)          (I.R.S. Employer Identification Number)

             13873 Park Center Road, Suite 490, Herndon, VA  22071
                    (Address of Principal Executive Offices)
                                 (703) 834-9200
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X   No
                                           ---     ---

The number of shares of the registrant's Common Stock outstanding on August 9, 1995 was 16,250,254.



================================================================================

                                WORLDCORP, INC.

                    JUNE 1995, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets, June 30,
                  1995 and December 31, 1994.............................     3

                  Condensed Consolidated Statements of Operations,
                  Three Months Ended June 30, 1995 and 1994..............     5

                  Condensed Consolidated Statements of Operations,
                  Six Months Ended June 30, 1995 and 1994................     7

                  Condensed Consolidated Statement of Changes in Common
                  Stockholders' Deficit, Six Months Ended June 30, 1995..     9

                  Condensed Consolidated Statements of Cash Flows,
                  Six Months Ended June 30, 1995 and 1994................    10

                  Notes to Condensed Consolidated Financial Statements...    11

                  Exhibit 11, Calculations of Earnings Per Common Share..    12

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    14

PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K.......................    27

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)



                                                           (Unaudited)
                                                             June 30,   December 31,
                                                               1995         1994
                                                             --------   ------------
CURRENT ASSETS
 Cash and cash equivalents, including $2,139
   restricted cash at June 30, 1995 and
   $107 at December 31, 1994                                 $ 57,763        $ 8,160

 Restricted short-term investments                                768            668

 Trade accounts receivable, less allowance for doubtful
   accounts of $113 at June 30, 1995 and $81 at
   December 31, 1994                                           10,648          5,748

 Other receivables                                              3,471          3,134

 Prepaid expenses and other current assets                      6,305          8,222

 Assets held for sale                                           1,250          2,500
                                                             --------        -------

   Total current assets                                        80,205         28,432
                                                             --------        -------

ASSETS HELD FOR SALE                                            4,817         11,645

EQUIPMENT AND PROPERTY
 Flight and other equipment                                    45,732         27,698
 Equipment under capital leases                                12,138         12,006
                                                             --------        -------
                                                               57,870         39,704
 Less accumulated depreciation and amortization                14,830         12,657
                                                             --------        -------

   Net equipment and property                                  43,040         27,047
                                                             --------        -------

LONG-TERM OPERATING DEPOSITS                                   14,924         13,562

OTHER ASSETS AND DEFERRED CHARGES                              11,586          9,689

INTANGIBLE ASSETS                                               8,182          7,161
                                                             --------        -------

   TOTAL ASSETS                                              $162,754        $97,536
                                                             ========        =======

                                                                     (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (CONTINUED)

                                                                   (Unaudited)
                                                                    June 30,     December 31,
                                                                      1995           1994
                                                                   -----------   -------------
CURRENT LIABILITIES
 Notes payable                                                       $ 18,869       $  15,662
 Current maturities of long-term obligations                            7,897           9,664
 Deferred aircraft rent                                                   888             907
 Accounts payable                                                      14,463          12,311
 Unearned revenue                                                       4,722           5,615
 Air traffic liability                                                  1,370              --
 Accrued maintenance in excess of reserves paid                         8,379           6,395
 Accrued salaries and wages                                             9,412           7,652
 Accrued interest                                                       2,368           2,297
 Accrued taxes                                                          1,213           1,855
                                                                     --------       ---------
   Total current liabilities                                           69,581          62,358
                                                                     --------       ---------

LONG-TERM OBLIGATIONS, NET
 Subordinated convertible debt                                         65,000          65,000
 Subordinated notes, net                                               24,952          24,942
 Deferred aircraft rent, net of current portion                         1,250           1,522
 Equipment financing and other long-term obligations                   14,247          17,904
                                                                     --------       ---------
   Total long-term obligations, net                                   105,449         109,368
                                                                     --------       ---------

OTHER LIABILITIES
 Deferred gain from sale-leaseback transactions, net of
   accumulated amortization of $32,875 at June 30,
   1995 and $32,344 at December 31, 1994                                7,842           8,373
 Accrued postretirement benefits                                        2,490           2,384
 Accrued maintenance in excess of reserves paid                         3,481           2,866
 Other                                                                  1,081             380
                                                                     --------       ---------
   Total other liabilities                                             14,894          14,003
                                                                     --------       ---------

   TOTAL LIABILITIES                                                  189,924         185,729
                                                                     --------       ---------

MINORITY INTEREST                                                      12,545              --

COMMON STOCKHOLDERS' DEFICIT
 Common stock, $1 par value, (60,000,000 shares authorized,
   15,986,921 shares issued and 15,924,336 shares outstanding at June 30, 1995, and 15,491,699 shares issued and
   15,429,114 shares outstanding at December 31, 1994)                 15,987          15,492
 Additional paid-in capital                                            40,851          37,563
 Deferred compensation                                                 (1,270)         (1,102)
 Accumulated deficit                                                  (93,511)       (139,806)
 ESOP guaranteed bank loan                                             (1,432)             --
 Treasury stock, at cost                                                 (340)           (340)
                                                                     --------       ---------

   TOTAL COMMON STOCKHOLDERS' DEFICIT                                 (39,715)        (88,193)
                                                                     --------       ---------

 COMMITMENTS AND CONTINGENCIES

   TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
    DEFICIT                                                          $162,754       $  97,536
                                                                     ========       =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                             1995        1994
                                                           ---------   --------
OPERATING REVENUES
 Air Transportation - World Airways                         $75,172    $55,865
 Transaction Processing - US Order                              947        364
                                                            -------    -------
    Total operating revenues                                 76,119     56,229
                                                            -------    -------

OPERATING EXPENSES
 Air Transportation - World Airways:
   Flight                                                    15,941     12,569
   Maintenance                                               12,574     10,072
   Aircraft costs                                            18,650     16,660
   Fuel                                                       2,865      2,096
   Flight operations subcontracted to other carriers          6,686        229
   Depreciation and amortization                              1,654        992
   Selling and administrative                                 5,404      6,302
                                                            -------    -------
    Total operating expenses - air transportation            63,774     48,920
                                                            -------    -------

 Transaction Processing - US Order:
   Cost of revenue                                              737        229
   Research and development                                     274        330
   General and administrative                                 1,117      1,691
   Advertising and promotion                                      2        228
                                                            -------    -------
    Total operating expenses - transaction processing         2,130      2,478
                                                            -------    -------

 Holding Company - WorldCorp:
   General and administrative                                 1,354        566
                                                            -------    -------

      Total operating expenses                               67,258     51,964
                                                            -------    -------

OPERATING INCOME                                              8,861      4,265
                                                            -------    -------

OTHER INCOME (EXPENSE)
   Interest expense                                          (3,226)    (3,046)
   Interest income                                              392        306
   Gain on sale of equity by subsidiary                      20,734         --
   Gain on sale of subsidiary's stock                        28,136         --
   Other, net                                                   597        (40)
                                                            -------    -------
    Total other income (expense)                             46,633     (2,780)
                                                            -------    -------

EARNINGS BEFORE INCOME TAXES AND
 MINORITY INTEREST                                           55,494      1,485

INCOME TAX BENEFIT (EXPENSE)                                   (431)       191

MINORITY INTEREST                                              (314)    (1,098)
                                                            -------    -------

NET EARNINGS                                                $54,749    $   578
                                                            =======    =======

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (CONTINUED)
                                  (UNAUDITED)


                                                  1995           1994
                                                ----------    ----------
EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE

 Primary:                                       $     3.22    $    $0.04
                                                ==========    ==========

 Fully diluted:                                       2.44    $        *
                                                ==========    ==========


WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING

 Primary:                                       17,026,488    15,252,391
                                                ==========    ==========

 Fully diluted:                                 22,905,507             *
                                                ==========    ==========


* Fully diluted earnings per share are anti-dilutive.



     See accompanying Notes to Condensed Consolidated Financial Statements.

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                             1995        1994
                                                           ---------   ---------
OPERATING REVENUES
 Air Transportation - World Airways                        $116,317     $87,586
 Transaction Processing - US Order                            1,692         681
                                                           --------     -------
    Total operating revenues                                118,009      88,267
                                                           --------     -------

OPERATING EXPENSES
 Air Transportation - World Airways:
   Flight                                                    28,869      25,608
   Maintenance                                               20,587      11,036
   Aircraft costs                                            32,844      28,407
   Fuel                                                       5,933       7,433
   Flight operations subcontracted to other carriers          7,353         257
   Depreciation and amortization                              2,637       2,008
   Selling and administrative                                 9,766      11,413
                                                           --------     -------
    Total operating expenses - air transportation           107,989      86,162
                                                           --------     -------

 Transaction Processing - US Order:
   Cost of revenue                                            1,215         451
   Research and development                                     505         561
   General and administrative                                 2,386       3,317
   Advertising and promotion                                      7         746
                                                           --------     -------
    Total operating expenses - transaction processing         4,113       5,075
                                                           --------     -------

 Holding Company - WorldCorp:
   General and administrative                                 2,693       1,174
                                                           --------     -------

      Total operating expenses                              114,795      92,411
                                                           --------     -------

OPERATING INCOME (LOSS)                                       3,214      (4,144)
                                                           --------     -------

OTHER INCOME (EXPENSE)
   Interest expense                                          (6,396)     (6,255)
   Interest income                                              555         477
   Gain on sale of equity by subsidiary                      20,734      10,488
   Gain on sale of subsidiaries' stock                       28,136      16,433
   Other, net                                                   797         (47)
                                                           --------     -------
    Total other income                                       43,826      21,096
                                                           --------     -------

EARNINGS BEFORE INCOME TAXES AND
 MINORITY INTEREST                                           47,040      16,952

INCOME TAX EXPENSE                                             (431)       (148)

MINORITY INTEREST                                              (314)       (629)
                                                           --------     -------

NET EARNINGS                                               $ 46,295     $16,175
                                                           ========     =======

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (CONTINUED)
                                  (UNAUDITED)


                                                    1995         1994
                                                ----------   -----------
EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE

 Primary:                                       $     2.75    $     1.06
                                                ==========    ==========

 Fully diluted:                                       2.13    $     0.87
                                                ==========    ==========


WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING

 Primary:                                       16,825,009    15,226,256
                                                ==========    ==========

 Fully diluted:                                 22,799,778    21,107,816
                                                ==========    ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                        WORLDCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                                           Employee
                                                                                         Stock Owner-                    Total
                                             Additional                                    ship Plan     Treasury        Common
                                   Common     Paid-in       Deferred      Accumulated     Guaranteed      Stock,     Stockholders'
                                    Stock     Capital     Compensation      Deficit        Bank Loan      at cost       Deficit
                                   -------   ----------   -------------   ------------   -------------   ---------   --------------


BALANCE AT
 DECEMBER 31, 1994                 $15,492      $37,563        $(1,102)     $(139,806)        $     0       $(340)        $(88,193)

Exercise of 192,940 options
 and warrants                          193          884             --             --              --          --            1,077

Employee Stock Ownership Plan
 guaranteed bank loan                   --           --             --             --          (1,432)         --           (1,432)

Grant of stock options                  --          615           (615)            --              --          --               --

Amortization of deferred
 compensation                           --           --            447             --              --          --              447

Issuance of stock                      302        1,789             --             --              --          --            2,091

Net earnings                            --           --             --         46,295              --          --           46,295
                                   -------   ----------   ------------    -----------    ------------    --------         --------

BALANCE AT
 JUNE 30, 1995                     $15,987      $40,851        $(1,270)     $ (93,511)        $(1,432)      $(340)        $(39,715)
                                   =======   ==========   ============    ===========    ============    ========         ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                              1995        1994
                                                                            ---------   ---------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                 $  8,160    $ 16,916

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                  46,295      16,175
Adjustments to reconcile net earnings to cash
  provided (used) by operating activities:
  Depreciation and amortization                                                4,405       2,669
  Deferred gain recognition                                                     (531)     (1,418)
  Reversal of excess accrued maintenance reserves                                 --      (4,200)
  Gain on sale of equity by subsidiaries                                     (20,734)    (10,488)
  Gain on sale of subsidiaries' stock                                        (28,136)    (16,433)
  Minority interest in subsidiaries                                              314         629
  (Gain) loss on sale of equipment and property                                 (290)         50
  Other                                                                          175         791
  Changes in certain assets and liabilities net of
    effects of non-cash transactions:
    (Increase) decrease in accounts receivable and other receivables          (5,237)         63
    (Increase) decrease in deposits, prepaid expenses and other assets         1,037      (5,321)
    Increase in accounts payable, accrued
       expenses and other liabilities                                          6,938       5,530
                                                                            --------    --------
  Net cash provided (used) by operating activities                             4,236     (11,953)
                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                          (11,057)     (3,704)
Proceeds from disposal of equipment and property                               1,140       1,290
Purchase of investments                                                         (382)     (6,133)
Proceeds from sales of short-term investments, net                                --       6,151
                                                                            --------    --------
  Net cash used by investing activities                                      (10,299)     (2,396)
                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net               4,111      (6,720)
Issuance of debt                                                               6,239         575
Repayment of debt                                                            (15,401)     (8,908)
Proceeds from stock transactions                                               1,077         450
Proceeds from sale of equity by subsidiaries                                  41,801      12,351
Proceeds from sale of subsidiaries' stock                                     18,724      12,300
Payment of dividends by subsidiary                                              (885)         --
                                                                            --------    --------
  Net cash provided by financing activities                                   55,666      10,048
                                                                            --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          49,603      (4,301)
                                                                            --------    --------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                                 $ 57,763    $ 12,615
                                                                            ========    ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of June 30, 1995, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1995 and 1994, the condensed consolidated statement of changes in common stockholders' deficit for the three and six months ended June 30, 1995, and the condensed consolidated statements of cash flows for the three and six months ended June 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

     The financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report filed on Form 10-K for the year ended December 31, 1994.

2. Certain 1994 amounts have been reclassified to conform with the 1995 presentation. In addition, in 1995 the Company changed its presentation of activity under contracts in which certain of the services to be provided are subcontracted by the Company to the customer. In prior years, equal amounts of revenue and expenses related to these subcontracted services were reflected in the financial statements for these subcontracted services. Prior period financial statements have been reclassified to conform to June 30, 1995 presentation. The revenue and expenses which have been reclassified amounted to $22.3 million for the three and six months ended June 30, 1994.

3. In April 1995, US Order filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 3,500,000 shares (exclusive of the underwriters' over-allotment option) of US Order's common stock. The offering was completed in June 1995. Of the shares registered, 2,800,000 were issued and sold by US Order, and 700,000 shares were sold by WorldCorp. As a result of this offering, US Order and WorldCorp received $41.8 million and $18.7 million in net proceeds, respectively. In connection with these transactions, the Company recognized gains of $28.1 million on the sale of its shares of US Order stock and $18.7 million from the sale of shares by US Order.

4. On April 6, 1995, US Order entered into a stock exchange agreement with Colonial Data Technologies Corp. ("Colonial Data"), a strategic alliance partner. Pursuant to the terms of the agreement, on June 8, 1995, US Order exchanged 230,000 shares of its restricted common stock, valued at the initial public offering price of $14.75 or $3.4 million, for 170,743 shares of Colonial Data's unregistered common stock (valued based on the average closing price of Colonial Data's stock for the twenty trading days preceding the date of the exchange) which equaled the value of the US Order stock exchanged. At June 30, 1995, WorldCorp owned 59% of the voting stock of US Order. The Company recognized a gain of $2.0 million in connection with the issuance of stock by US Order.

     As part of the agreement, US Order also agreed to exchange $3.0 million of its restricted common stock on April 15, 1996 for $3.0 million of Colonial Data's unregistered common stock, subject to certain limitations. Each company's stock will be valued at the average closing price of their respective common stock as reported on the Nasdaq National Market and American Stock Exchange, respectively, for each of the twenty trading days prior to April 10, 1996. Both companies will have certain "piggyback" registration rights and rights of first refusal with respect to each others' stock.

5. On August 9, 1995, World Airways, Inc. filed a Form S-1 registration statement with the Securities and Exchange Commission to register 2,900,000 shares (exclusive of the underwriters' over-allotment option) of World Airways' common stock. Of the 2,900,000 shares to be registered, 2,000,000 are to be issued and sold by World Airways, and 900,000 shares to be sold by WorldCorp. No assurances can be given, however, with respect to the eventual outcome of this offering.

                                                                      EXHIBIT 11
                                                                          1 OF 2

                        WORLDCORP, INC. AND SUBSIDIARIES
                   CALCULATIONS OF EARNINGS PER COMMON SHARE
                      FOR THE THREE MONTHS ENDED JUNE 30,
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                             1995                  1994
                                                   -------------------------    ----------
                                                                     Fully
                                                     Primary        Diluted
                                                   -----------   -----------
Earnings from continuing operations                $    54,749   $    54,749   $       578

Plus: assumed interest expense reduction
      from conversion of convertible debt                   --        1,138             --
                                                   -----------   -----------   -----------

 NET EARNINGS APPLICABLE TO COMMON STOCK           $    54,749   $    55,887   $       578
                                                   ===========   ===========   ===========

Weighted average common shares
 outstanding                                        15,854,750    15,854,750    15,252,391

Weighted average options and warrants
 treated as common stock equivalents                 1,171,738     1,173,723            --

Weighted average other dilutive securities                  --     5,877,034            --
                                                   -----------   -----------   -----------

PRIMARY AND FULLY DILUTED NUMBER OF SHARES          17,026,488    22,905,507    15,252,391
                                                   ===========   ===========   ===========

 NET EARNINGS PER SHARE OF COMMON STOCK            $      3.22   $      2.44   $      0.04
                                                   ===========   ===========   ===========

                                                                      EXHIBIT 11
                                                                          2 OF 2

                        WORLDCORP, INC. AND SUBSIDIARIES
                   CALCULATIONS OF EARNINGS PER COMMON SHARE
                       FOR THE SIX MONTHS ENDED JUNE 30,
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                           1995                       1994
                                                 ------------------------   -------------------------
                                                                  Fully                       Fully
                                                   Primary       Diluted       Primary       Diluted
                                                 -----------   -----------   -----------   -----------
Earnings from continuing operations              $    46,295   $    46,295   $    16,175   $    16,175

Plus: assumed interest expense reduction
   from conversion of convertible debt                    --         2,275            --         2,275
                                                 -----------   -----------   -----------   -----------

 NET EARNINGS APPLICABLE TO
   COMMON STOCK                                  $    46,295   $    48,570   $    16,175   $    18,450
                                                 ===========   ===========   ===========   ===========

Weighted average common shares
 outstanding                                      15,740,863    15,740,863    15,211,433    15,211,433

Weighted average options and warrants
 treated as common stock equivalents               1,084,146     1,181,880        14,823        19,349

Weighted average other dilutive securities                --     5,877,034            --     5,877,034
                                                 -----------   -----------   -----------   -----------

PRIMARY AND FULLY DILUTED NUMBER OF SHARES        16,825,009    22,799,778    15,226,256    21,107,816
                                                 ===========   ===========   ===========   ===========

 NET EARNINGS PER SHARE OF
   COMMON STOCK                                  $      2.75   $      2.13   $      1.06   $      0.87
                                                 ===========   ===========   ===========   ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------



   Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its consolidated financial statements. These statements primarily include the accounts of the contract flight operations of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In August 1995, World Airways filed a registration statement to register 2,900,000 shares of World Airways' common stock. If the sale is successfully completed, WorldCorp would own 59% of World Airways (see "Financing Developments").

   WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a company which designs, develops, and markets transaction processing software, interactive applications, customer support services, and enabling hardware for two industries: home banking and telephone company intelligent network services. In December 1993, US Order completed a $12.0 million private equity placement. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("Visa"). In February 1995, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million. In June 1995, US Order completed an initial public offering, whereby 3,062,500 shares were issued and sold by US Order, and 1,365,000 shares were sold by WorldCorp. As of June 30, 1995, WorldCorp owned 59% of the voting stock of US Order.

GENERAL

   WorldCorp owns majority positions in companies that operate in two distinct business areas: air transportation (through World Airways) and transaction processing (through US Order). MHS Berhad of Malaysia is an equity investor in World Airways. Knight Ridder and Colonial Data Technologies, Inc. are equity investors in US Order.

AIR TRANSPORTATION
------------------

OVERVIEW

   World Airways earns revenue primarily from four distinct markets within the air transportation industry: passenger and cargo services to major international air carriers; passenger and cargo services, on a scheduled and ad hoc basis, to the U.S. Government; passenger services in seasonal charter markets; and cargo services to small package shippers and freight forwarders. In addition, in July 1995, World Airways commenced scheduled passenger service between New York and Tel Aviv.

   World Airways generally charges customers on a block hour basis rather than a per seat or per pound basis. A "block hour" is defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination. World Airways provides most services under two types of contracts: basic contracts and full service contracts. Under the terms of basic contracts, World Airways provides the aircraft, cockpit crew, maintenance, and insurance, and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling, aircraft push-back, and de-icing services. Under the terms of full service contracts, World Airways provides fuel, catering, ground handling, cabin crew, and all related support services as well. Accordingly, World Airways charges a lower rate per block hour for basic contracts than full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and basic contracts, fluctuations in revenues are not necessarily indicative of growth and profitability. It is important, therefore, to measure growth in World Airways' business by block hours flown and to measure profitability by operating income per block hour.

   Consistent with other companies in the air transportation industry, World Airways has relatively high fixed costs. Therefore, achieving high average daily utilization of its aircraft is one of the most critical factors to World Airways' financial results. While World Airways believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, World Airways' MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. In addition, a portion of World Airways' labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

   The price of fuel has not had a significant impact on World Airways' operation. World Airways' exposure to fuel risk is limited because (i) under the terms of World Airways' basic contracts, the customer is responsible for providing fuel, (ii) under the terms of its full service contracts with the U.S. Government, World Airways is reimbursed for the cost of fuel it provides, and
(iii) under World Airways' charter contracts, World Airways is reimbursed for fuel price increases in excess of 5% of the price agreed upon in the contract, subject to a 10% cap. World Airways is, however, exposed to fuel price increases with respect to its scheduled passenger services. It does not purchase fuel under long-term contracts and does not enter into futures or fuel swap contracts.

CUSTOMERS

   World Airways' principal customers are Malaysian Airlines, Garuda Indonesia and Asiana Airlines, Inc. ("Asiana Airlines") within the international air carrier market; the U.S. Air Force within the U.S. Government market; Look Charters of France and Dimensao Turismo of Brazil within the charter passenger market; and United Parcel Service ("UPS") within the freight shipping market.

   As a means of improving average daily utilization, World Airways has recently sought multi-year contracts with high utilization guarantees. In late 1994, World Airways entered into a series of multi-year contracts with expiration dates running from 1997 through 2000 to provide basic services to Malaysian Airlines. One contract provides for operation of three MD-11 freighter aircraft for a five-year period for a combined guaranteed minimum of 1,200 hours per month (except when an aircraft is in scheduled maintenance). The lease for one of the aircraft commenced in June 1994, and the leases for the other two aircraft commenced in June and July 1995. A second contract provides for each of two of World Airways' MD-11 passenger aircraft to operate a guaranteed minimum of 320 hours per month from October 1994 through March 1997. For the 1994 fiscal year and the six months ended June 30, 1995, 9% and 20%, respectively, of World Airways' revenues and 14% and 24%, respectively, of World Airways' block hours flown resulted from these new multi-year contracts with Malaysian Airlines. As a result of these new multi-year contracts, World Airways expects that Malaysian Airlines will provide a larger percentage of total revenues and block hours in the future.

   World Airways has received fixed awards from the U.S. Air Force since 1956, and the current annual contract expires on September 30, 1995. World Airways is awaiting finalization of its U.S. Air Force contract for the U.S. government fiscal year beginning October 1, 1995. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business. World Airways expects the fixed award for the pending contract to exceed that of the prior contract. Due to the utilization of a significant number of World Airways' MD-11 aircraft under multi-year contracts with Malaysian Airlines and other contractual commitments, it is unlikely that World Airways will be able to accept all of the available expansion business.

   World Airways also receives significant revenues from airline services provided to Malaysian Airlines and Garuda Indonesia in connection with the annual Hadj pilgrimage. The current five-year Hadj contract with Malaysian Airlines expires after the 1996 Hadj. World Airways provides Hadj services to Garuda Indonesia under contracts which are awarded on an annual basis.

   As a result of these and other contracts, World Airways had an overall contract backlog at June 30, 1995 of $465 million, compared to $36 million at June 30, 1994. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Substantially all of the backlog (including all of the backlog beginning in 1997) relates to the multi-year contracts with Malaysian Airlines. The loss of any of World Airways' key contracts or a substantial reduction in business from these customers could have a material adverse effect on the Company's results of operations and financial condition.

BUSINESS TRENDS

   World Airways operates in a challenging business environment. During 1993 and 1994, the combination of a generally weak worldwide economy and excess capacity in the air transportation industry resulted in soft demand and weakening yields, which adversely affected World Airways' operating performance. In addition, World Airways incurred significant training costs and capital expenditures during this period in connection with shifting the mix of aircraft fleet from DC10-30s to predominately MD-11s.

   Historically, World Airways' business has been significantly affected by seasonal factors. In recent years, soft demand and weakening yields in worldwide cargo and passenger markets have adversely impacted World Airways' results in the first and fourth quarters. World Airways has experienced higher levels of utilization and yields in the second and third quarters due to demand for commercial passenger services, including the annual Hadj pilgrimage and peak summer tourist travel. World Airways believes that its multi-year contracts with Malaysian Airlines will lessen the effect of these seasonal factors.

   In addition, World Airways believes that its multi-year contracts with Malaysian Airlines, in combination with its continued relationships with other key customers, provide World Airways with a more predictable base of revenue than existed in the past when World Airways was more dependent on ad hoc short-term business.

TRANSACTION PROCESSING
----------------------

   US Order was organized in 1990 to provide interactive applications (including home banking and home shopping) primarily to individual customers on a smart telephone.

   On August 1, 1994, US Order sold its electronic banking and bill pay operations to Visa International Services Associations for approximately $15.0 million, the assumption of certain liabilities and the right to receive certain royalties during a 72-month period. In addition, Visa designated US Order as a "preferred provider" through the 72-month period, and, as such, will make its member banks aware that US Order can provide certain of its interactive applications, customer support services, and smart telephones to Visa member banks, with Visa acting in certain cases, as a direct marketer and reseller. Prior to December 31, 1994, US Order's primary source of revenue was from the monthly service fees which US Order charges its customers for the use of its smart telephones and interactive applications. As a result of the Visa transaction, US Order is in the process of converting these customers over to Visa member banks and over time expects to be offering its services strictly on a wholesale basis to Visa and other strategic partners. As each customer is converted to a Visa member bank, US Order will no longer collect monthly fee revenue from these customers. In January 1995, US Order entered into a strategic alliance with a leading manufacturer of Caller ID units, Colonial Data, to jointly develop and distribute US Order's next generation of smart telephones to the telecommunications industry.

   To date, US Order has generated limited revenue. As a result of its new strategic relationships in the home banking and telecommunications industries, US Order no longer offers its services directly to the end user but, instead, markets its products and services on a wholesale basis. This shift in strategy has reduced US Order's overall cost structure, in particular its expenditures for advertising and promotion, while improving its distribution channels. Due to this change in US Order's strategy, US Order expects that its sources of revenues in 1995 and the future, and the costs it incurs to generate such revenues, will differ from its results prior to 1995.

   As a result of the strategic change in US Order's business focus, US Order will generate revenue by selling its products, such as smart telephones and voice response systems, as well as by generating monthly fees for providing ongoing services, including interactive applications and customer support services. In addition, commencing January 1, 1995, through December 31, 2000, US Order will have the right to receive on a quarterly basis from Visa $0.66 per month per active retail bill pay customer that uses the Visa Bill-Pay System, subject to certain limitations, including a reduction in the royalty payment for each quarter through December 31, 1997 by an offset amount (the "Visa Offset"). The Visa Offset, initially set at $73,315 per quarter, accumulates quarterly up to an aggregate of $0.9 million. US Order does not expect to receive any Visa royalty payments, after application of the Visa Offset, in 1995.

RESULTS OF OPERATIONS

AIR TRANSPORTATION
------------------

Three Months Ended June 30, 1995 Compared to the Three Months Ended June 30,
----------------------------------------------------------------------------
1994
----

OPERATING REVENUE

   Total block hours increased 861 hours or 9% to 10,313 hours for the three months ended June 30, 1995 from 9,452 hours in the comparable 1994 period, with an average of 11.1 available aircraft per day for the three months ended June 30, 1995 compared to 10.9 in the comparable 1994 period. Average daily utilization (block hours flown per day per aircraft) increased 6% to 10.2 hours for the three months ended June 30, 1995 from 9.6 hours for the three months ended June 30, 1994. For the three months ended June 30, 1995, basic contracts accounted for 86% of total block hours, down from 92% for the three months ended June 30, 1994. Total operating revenues increased $19.8 million, or 35%, for the three months ended June 30, 1995 to $75.7 million from $55.9 million for the three months ended June 30, 1994.

   Revenues from services to international carriers increased $5.9 million, or 12%, for the three months ended June 30, 1995 to $56.1 million from $50.2 million for the three months ended June 30, 1994. This increase was primarily attributable to revenues generated from the multi-year contracts with Malaysian Airlines. Average daily utilization on these contracts for the three months ended June 30, 1995 was 9.8 hours.

   U.S. Government military charter revenues increased $9.0 million for the three months ended June 30, 1995 to $11.1 million from $2.1 million for the three months ended June 30, 1994. This increase was due to an increase in military charter block hours from 181 for the three months ended June 30, 1994 to 1,031 for the three months ended June 30, 1995. As a result of the World Airways' current military award, revenues increased for the three months ended June 30, 1995 compared to the same period in 1994.

   Charter and scheduled passenger service revenues increased $0.7 million, or 64% for the three months ended June 30, 1995 to $1.8 million from $1.1 million for the three months ended June 30, 1994. This increase was primarily due to additional charter programs from South America to the U.S.

   Cargo revenues from freight shippers decreased $1.9 million for the three months ended June 30, 1995 compared to the three months ended June 30, 1994. This decrease was primarily due to an aircraft redeployment into the international carrier market.

   Revenues from flight operations subcontracted to other carriers increased $6.3 million for the three months ended June 30, 1995 over the same period in 1994. World Airways was required to subcontract certain flights to other carriers due to peak airlift requirements for the 1995 Hadj pilgrimage. These revenues are offset by expenses paid to the other air carriers who flew this business for World Airways.

OPERATING EXPENSES

   Operating expenses include those related to maintenance, aircraft lease costs, fuel, depreciation, amortization, selling and administrative expenses, and flight operations subcontracted to other carriers. Total operating expenses increased $14.9 million, or 30%, for the three months ended June 30, 1995 to $63.8 million from $48.9 million for the three months ended June 30, 1994.

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel, and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Handling fees are negotiated with third party contractors on an airport specific basis. Landing fees are subject to unilateral increases by various governments. Navigation fees are incurred primarily in international flights. Flight operations expenses increased $3.3 million, or 27%, for the three months ended June 30, 1995 to $15.9 million from $12.6 million for the three months ended June 30, 1994. This increase was primarily due to (i) an increase in block hours flown, (ii) additional cockpit crew training costs and higher cockpit crew levels associated with the planned integration of two MD-11s into World Airways' fleet in 1995, and (iii) increased accruals under World Airways' profit sharing plans for its crewmembers during the 1995 period.

   Maintenance expenses increased $2.5 million, or 25%, for the three months ended June 30, 1995, to $12.6 million from $10.1 million for the same period in 1994. This increase resulted primarily from the increase in block hours flown in 1995 and increased reserve rates on the incremental DC10-30 aircraft, partially offset by lower costs associated with reduced maintenance requirements of new MD-11 aircraft and the guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft and related engines which began to expire in 1995.

   Aircraft costs increased $2.0 million, or 12%, for the three months ended June 30, 1995 to $18.7 million from $16.7 million for the three months ended June 30, 1994. This increase was primarily due to the lease of two additional MD-11 convertible aircraft in March 1995, and the lease of two additional DC10-30 aircraft in the fourth quarter of 1994, which will expire in the second half of 1995, partially offset by the return of three lower-cost DC10-30 aircraft to the lessor in the third quarter of 1994.

   Fuel expenses increased $0.8 million, or 38%, for the three months ended June 30, 1995 to $2.9 million from $2.1 million for the same period in 1994. This increase was primarily due to a 38% increase in gallons uplifted for the three months ended June 30, 1995, as a result of the increase in full service block hours flown.

   Depreciation and amortization increased $0.7 million, or 70% for the three months ended June 30, 1995 to $1.7 million from $1.0 million for the same period in 1994. This increase resulted primarily from the purchase of additional spare parts to support the two additional MD-11 aircraft which World Airways began leasing in 1995 as well as the amortization of certain MD-11 aircraft integration costs and other deferred costs.

   Despite the 9% increase in block hours flown, selling and administrative expenses decreased $0.9 million, or 14% for the three months ended June 30, 1995 to $5.4 million from $6.3 million for the same period in 1994 primarily as a result of World Airways' ongoing cost control efforts.

Six Months Ended June 30, 1995 Compared to the Six Months Ended June 30, 1994
-----------------------------------------------------------------------------

OPERATING REVENUE

   Total block hours increased 3,565 hours, or 26%, to 17,225 hours for the six months ended June 30, 1995 from 13,660 hours in the comparable 1994 period, with an average of 9.7 available aircraft per day for the first six months of 1995 compared to 9.5 in the comparable 1994 period. Average daily utilization increased 24% to 9.8 hours for the six months ended June 30, 1995 from 7.9 hours for the six months ended June 30, 1994. During 1994 and in the first six months of 1995, World Airways began to obtain a higher percentage of its revenues under basic contracts as opposed to full service contracts. For the six months ended June 30, 1995, basic contracts accounted for 81% of total block hours, up from 72% for the six months ended June 30, 1994. Total operating revenues increased $28.7 million, or 33%, for the six months ended June 30, 1995 to $116.3 million from $87.6 million for the six months ended June 30, 1994.

   Revenues from services to international carriers increased $28.2 million, or 53%, for the six months ended June 30, 1995 to $81.9 million from $53.7 million for the six months ended June 30, 1994. This increase was primarily attributable to the $23.3 million in revenues generated from the multi-year contracts with Malaysian Airlines. Average daily utilization on these contracts for the six months ended June 30, 1995 was 10.9 hours. World Airways also realized a $5.7 million increase in revenues associated with flight operations for Asiana Airlines.

   U.S. Government military charter revenues decreased $4.4 million, or 22%, for the six months ended June 30, 1995 to $16.0 million from $20.4 million for the six months ended June 30, 1994. This decrease was due to a 23% decrease in military charter block hours from 1,979 for the six months ended June 30, 1994 to 1,524 for the six months ended June 30, 1995. As a result of World Airways' current fixed contract, World Airways' military award revenues increased for the six months ended June 30, 1995 compared to the same period in 1994. This increase was offset by a planned decrease in military charter short-term expansion flying due to reduced availability of World Airways' aircraft which were deployed in other markets. Because this short-term expansion business depends in large part upon the deployment or repatriations of troops and the availability of World Airways' aircraft, revenues from this market are subject to significant fluctuation.

   Charter and scheduled passenger service revenues increased $2.2 million, or 29%, for the six months ended June 30, 1995 to $9.7 million from $7.5 million for the six months ended June 30, 1994. This increase was primarily due to additional charter programs from South America to the U.S.

   Cargo revenues from freight shippers decreased $4.4 million, or 85%, for the six months ended June 30, 1995 to $0.8 million from $5.2 million for the six months ended June 30, 1994. This decrease was primarily due to an aircraft redeployment into the international carrier market.

   Revenues from flight operations subcontracted to other carriers increased $7.0 million for the six months ended June 30, 1995 to $7.3 million from $0.3 million for the six months ended June 30, 1994. World Airways was required to subcontract certain flights to other carriers due to peak airlift requirements for the 1995 Hadj pilgrimage.

OPERATING EXPENSES

   Total operating expenses increased $21.8 million, or 25%, for the six months ended June 30, 1995 to $108.0 million from $86.2 million for the six months ended June 30, 1994.

   Flight operations expenses increased $3.3 million, or 13%, for the six months ended June 30, 1995 to $28.9 million from $25.6 million for the six months ended June 30, 1994. This increase was primarily due to (i) an increase in block hours flown, (ii) additional cockpit crew training costs and higher cockpit crew levels associated with the planned integration of two MD-11s into World Airways' fleet in 1995, and (iii) increased accruals under World Airways' profit sharing plans for its crewmembers during the 1995 period. These factors were partially offset by the shift from full service to basic contracts.

   Maintenance expenses increased $9.6 million, or 87%, for the six months ended June 30, 1995, to $20.6 million from $11.0 million for the same period in 1994. This increase resulted primarily from a non-recurring 1994 reversal of $4.2 million of excess accrued maintenance reserves associated with the expiration of three DC10-30 aircraft leases and the increase in block hours flown in 1995. This increase was partially offset by lower costs associated with reduced maintenance requirements of new MD-11 aircraft and the guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft and related engines, which began to expire in 1995.

   Aircraft costs increased $4.4 million, or 15%, for the six months ended June 30, 1995 to $32.8 million from $28.4 million for the six months ended June 30, 1994. This increase was primarily due to the lease of two additional MD-11 convertible aircraft in the first quarter of 1995, partially offset by the return of three lower-cost DC10-30 aircraft to the lessor in the third quarter of 1994.

   Fuel expenses decreased $1.5 million, or 20%, for the six months ended June 30, 1995 to $5.9 million from $7.4 million for the same period in 1994. This decrease was primarily due to the shift to basic contracts in 1995 under which World Airways is not responsible for fuel.

   Depreciation and amortization increased $0.6 million, or 30%, for the six months ended June 30, 1995 to $2.6 million from $2.0 million for the same period in 1994. This increase resulted primarily from the purchase of additional spare parts to support the two additional MD-11 aircraft which World Airways began leasing during the first months of 1995 as well as the amortization of certain MD-11 aircraft integration costs and other deferred costs.

   Despite the 26% increase in block hours flown, selling and administrative expenses decreased $1.6 million, or 14%, for the six months ended June 30, 1995 to $9.8 million from $11.4 million for the same period in 1994 primarily as a result of World Airways' ongoing cost control efforts.

TRANSACTION PROCESSING
----------------------

Three Months Ended June 30, 1995 Compared to the Three Months Ended June 30,
----------------------------------------------------------------------------
1994
----

OPERATING REVENUE

   Total revenue for the second quarter in 1995 was $0.9 million compared to $0.4 million in the same period of 1994. The increase of $0.5 million is primarily attributable to the sale of US Order's new products and services, such as its voice response systems, smart telephones and customer support services, through US Order's preferred provider relationship with Visa. All of US Order's second quarter product sales were generated from the sale of its smart telephones. The majority of US Order's second quarter service fee revenue was generated from two sources: customer support services and monthly service fees. US Order generated approximately $0.1 million in customer support services which were remarketed by Visa Interactive to Visa member banks under US Order's reseller agreement with Visa Interactive. US Order also generated $0.2 million in monthly service fees from its customers for the use of its smart telephones and interactive applications during the second quarter of 1995, compared to $0.3 million during the same period in 1994. The decrease of $0.1 million is primarily due to the fact that US Order is in the process of converting these customers over to Visa member banks, and over time expects to be offering these services strictly on a wholesale basis.

OPERATING EXPENSES

   US Order's cost of revenue increased by $0.5 million during the second quarter of 1995 compared to the same period in 1994, due to the sale of its products, such as its voice response systems and smart telephones. US Order's cost of revenue historically has consisted of bill pay processing costs and depreciation of US Order's smart telephones being utilized by customers for a monthly fee under US Order's prior retail strategy. Beginning in 1995, US Order began selling its smart telephones and voice response systems pursuant to a market penetration pricing strategy designed to build an installed base of subscribers who are potential sources of monthly fee revenue. As a result, US Order expects that its total gross margin percentages will be higher in periods when monthly fee revenue is relatively larger than revenue from smart telephone and system sales. As a result of the increase in product sales relative monthly fee revenues during 1995, US Order's gross margin decreased from 37% in the second quarter of 1994 to 22% in the second quarter of 1995.

   Research and development costs were $0.3 million for the three months ended June 30, 1995 and 1994. US Order has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of US Order in the future. As a result, research and development costs increased from 15% of total operating expenses for the three months ended June 30, 1994 to 19% of total operating expenses during the same period in 1995. The increase was attributable to developing, designing and testing of the prototype for US Order's fourth generation smart telephone, the Falcon/TM/, which US Order anticipates will be available for sale at the end of 1995.

   General and administrative expenses were $1.2 million for the second quarter of 1995 compared to $1.6 million for the second quarter of 1994. The decrease of $0.4 million was due primarily to reduced costs associated with approximately 60% of US Order's personnel becoming Visa Interactive employees effective August 1, 1994. Aggregate general and administrative expenses are expected to increase as US Order grows. The amount of any increase will depend on the products and services offered by US Order and its alliances with strategic partners.

   While advertising and promotion expenditures were $0.2 million in the second quarter of 1994, US Order incurred minimal advertising and promotion expenditures during the second quarter of 1995. Advertising expenses have been significant prior to 1995 due to US Order's efforts to market its smart telephones and interactive applications directly to the end user. US Order ceased advertising to end users after the sale of US Order's electronic bill pay system to Visa in August 1994, as it began to offer its services and products on a wholesale basis. US Order does not expect advertising expenses to be significant in 1995.

Six Months Ended June 30, 1995 Compared to the Six Months Ended June 30, 1994
-----------------------------------------------------------------------------

OPERATING REVENUE

   Total revenue for the first six months of 1995 was $1.7 million compared to $0.7 million for the same period in 1994. The increase of $1.0 million was primarily attributable to the sale of US Order's new products and services, such as its voice response systems, smart telephones and customer support services, through US Order's preferred provider relationship with Visa. The entire increase in US Order's product revenue was due to sales of its voice response systems and smart telephones during the first half of 1995. The majority of the $0.9 million in service fee revenue was generated from two sources: (1) customer support services and (2) monthly service fees. US Order generated $0.2 million in customer support services which were remarketed by Visa Interactive to Visa member banks under the previously mentioned reseller agreement. US Order also generated $0.5 million in monthly service fees from its customers for the use of its smart telephones and interactive applications during the first half of 1995, compared to $0.6 million during the same period in 1994. The decrease of $0.1 million was primarily due to the fact that US Order is in the process of converting these customers over to Visa member banks and over time expects to be offering these services primarily on a wholesale basis.

OPERATING EXPENSES

   US Order's cost of revenue increased by $0.8 million during the six months ended 1995 compared to the same period in 1994, due to the sale of its voice response systems and smart telephones. US Order's gross margins decreased from 34% in the first half of 1994 to 28% during the same period of 1995 due to the fact that product sales as a percentage of total revenue increased from 0% to 48% during the same period, respectively.

   Research and development costs were $0.5 million for the six months ended June 30, 1995 compared to $0.6 million during the same period in 1994. US Order has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of US Order in the future. As a result, research and development costs increased from 13% of total operating expenses for the six months ended June 30, 1994 to 17% of total operating expenses during the same period in 1995. The increase was attributable to developing, designing, and testing of the prototype for US Order's fourth generation smart telephone, the Falcon/TM/, which US Order anticipates will be available for sale at the end of 1995.

   General and administrative expenses were $2.4 million in the first half of 1995 compared to $3.3 million for the during the same period in 1994. The decrease of $0.9 million was due primarily to reduced costs associated with approximately 60% of US Order's personnel becoming Visa Interactive employees effective August 1, 1994.

   US Order incurred minimal advertising and promotion expenditures for the six months ended 1995 compared to $0.7 million for the same period in 1994. Advertising expenses decreased due to US Order's strategic shift form offering its products and services on a retail basis to a wholesale basis after the August 1994 Visa transaction. US Order does not expect advertising expenses to be significant in 1995.

HOLDING COMPANY
---------------

   General and administrative expenses increase $0.8 million and $1.5 million for the three months and six months ended June 30, 1995, respectively from the same periods in 1994. The increases were primarily due to adjustments in the allocation of corporate administrative expenses between WorldCorp and World Airways, goodwill amortization, and executive stock options expensed in 1995.

OTHER INCOME (EXPENSE)
----------------------

   Interest expense decreased $0.2 million and $0.1 million for the three months and six months ended June 30, 1995, respectively, from the same periods in 1994. The decreases were primarily due to reductions in the Company's debt obligations.

   In February 1994, WorldCorp recognized a gain of $26.9 million from the sale of 24.9% of World Airways common stock, pursuant to an October 1993 agreement.

   In April 1995, US Order filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 3,500,000 shares (exclusive of the underwriters' over-allotment option) of US Order's common stock. The offering was completed in June 1995. Of the shares registered, 2,800,000 were issued and sold by US Order, and 700,000 shares were sold by WorldCorp. In June 1995, US Order exchanged 230,000 shares of its restricted common stock for 170,743 shares of Colonial Data's unregistered common stock. As a result of these transactions, the Company recognized a gain of $48.9 million.

LIQUIDITY AND CAPITAL RESOURCES

   The Company is highly leveraged, primarily due to debt restructurings in 1987 and 1992, substantial debt and operating lease commitments during 1993 in connection with acquiring MD-11 aircraft and related spare parts, and losses the Company incurred in the past several years.

   The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, secured borrowings, and other financings from banks and other lenders.

   US Order has generated operating losses since its inception. US Order's interactive products and services are subject to the risks inherent in the marketing and development of new products. To date, US Order has generated limited revenue through the sale if its products and services and there can be no assurance as to what level of future sales or royalties, if any, US Order will receive from Visa or its member banks.

CASH FLOWS FROM OPERATING ACTIVITIES

   During the first six months of 1995, operating activities provided $4.2 million of cash compared to using $12.0 million of cash in the first six months of 1994. This increase in cash for 1995 was primarily due to the following activity in the first six months of 1995: an increase in operating income over 1994; increases in accounts payable and accrued expenses; and decreases in deposits and prepaid expenses incurred during the period. These factors were partially offset by an increase in accounts receivable during the first six months of 1995 over the comparable 1994 period.

CASH FLOWS FROM INVESTING ACTIVITIES

   Investing activities used $10.3 million of cash in the six months ended June 30, 1995 compared to $2.4 million during the first six months of 1994. This decrease in cash is primarily from the purchase of rotable spare parts required for the integration of two MD-11 aircraft in the first six months of 1995. In addition, the Company purchased spare parts to be maintained in Malaysia as a result of the new contracts with Malaysian Airlines.

CASH FLOWS FROM FINANCING ACTIVITIES

   In the first six months of 1995, financing activities provided $55.7 million of cash compared to $10.0 million of cash provided during the first six months of 1994. This increase in cash provided resulted primarily from the sale of US Order's stock for $60.5 million in cash, partially offset by a $5.1 million reduction in net borrowings. In February 1994, the Company sold 24.9% of Common Stock to MHS for $24.7 million in cash. Also in 1994, the Company made net repayments of $15.1 million of its borrowings.

CAPITAL COMMITMENTS

   In October 1992 and January 1993, World Airways signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by World Airways with increasing rent costs. As of June 30, 1995, World Airways had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two convertible MD-11s. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits of $1.8 million toward the option aircraft. During 1995, the options' exercise dates were extended to October 31, 1995, with scheduled aircraft delivery dates beginning no earlier than 1996. If the options are exercised, World Airways intends to obtain financing from external sources. There can be no assurance, however, that World Airways will be able to obtain such financing.

   World Airways maintains three long-term DC10-30 aircraft leases with terms expiring in 1997, 1998, and 2003. In addition, the Company has entered into two short-term DC10-30 aircraft leases which will expire in the third quarter of 1995. World Airways may choose to lease additional DC10-30 aircraft primarily to meet peak demand requirements.

   World Airways spent $9.8 million to purchase spare parts and to make cash security deposits for MD-11 integration in the first six months of 1995. World Airways estimates that its required capital expenditures for MD-11 integration will be approximately $4.1 million for the remainder of 1995. In August 1995, World Airways expects to complete an agreement for a $10.6 million spare parts loan with a financial institution. Approximately $2.6 million of this loan will be used to pay off the remaining balance of a prior spare parts loan and approximately $2.2 million will be used to purchase additional spare parts for MD-11s required in the second half of 1995. The balance of the loan will be used to increase cash balances which were drawn down during the first half of 1995 to purchase MD-11 spare parts. In addition, World Airways intends to purchase a spare engine in the first quarter of 1996. The engine will cost approximately $8.0 million. World Airways has a commitment for the purchase from the engine manufacturer for 80% of the purchase price over a seven-year term with an interest rate to be fixed at time of delivery.

   In addition, World Airways is negotiating for the lease of two additional MD-11 aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. If World Airways enters into a lease agreement with respect to such additional MD-11 aircraft, World Airways estimates that it will require approximately $6.4 million for additional spare parts and $8.0 million for an additional spare engine in the first quarter of 1996. World Airways would seek financing for any of these expenditures. No assurances can be given, however, that World Airways will take delivery of the above-mentioned aircraft or obtain financing necessary to make the associated spare parts purchases.

   World Airways began a scheduled service between New York and Tel Aviv in July 1995. World Airways anticipates that working capital requirements will be approximately $1.0 million through the end of 1995 in connection with this scheduled service.

   As of June 30, 1995, US Order had no material commitments for capital expenditures nor does it anticipate a significant change in the current level of its capital expenditures.

   US Order's primary needs for cash in the future are investment in product development, working capital, the financing of operating losses and capital expenditures. In order to meet US Order's needs for cash for the next 12 months, US Order will utilize proceeds from its June 1995 initial public offering and, to the extent available, gross margins generated form the sale of its products and services. Additionally, US Order will utilize proceeds from funds generated from asset sales, including approximately $0.8 million of its first and second generation smart telephones (which US Order sells to third parties for use as point of sale terminals) and its $2.5 million advertising credit which was received as partial consideration for certain shares of Series C convertible preferred stock in 1993, subject to certain restrictions regarding its use.

   As of June 30, 1995, WorldCorp had parent company repayment obligations for the remainder of 1995 totaling $12.6 million, consisting primarily of an $8.5 million (excluding interest thereon) note payable to MHS due in December 1995 and approximately $4.1 million of annual debt service on subordinated notes and debentures for the six months ending December 31, 1995. WorldCorp intends to satisfy these obligations with its current cash reserves.

   On August 25, 1994, the Company's Board of Directors approved the exercise of WorldCorp's option to purchase 4.8 million shares of US Order common stock held by its founders (the "Founders"). Under the terms of this agreement, WorldCorp would pay $3.9 million in consideration as follows: $2.1 million in shares of WorldCorp common stock and $1.8 million in cash. Prior to December 31, 1994, WorldCorp paid $0.4 million in cash to the Founders in exchange for 498,794 shares of US Order common stock. Effective February 16, 1995, WorldCorp purchased the remaining 4.3 million shares of US Order common stock with 302,282 shares of WorldCorp common stock, $0.3 million in cash, and $1.1 million in the form of notes due to the Founders. These notes are due in 1995. As of June 30, 1995, WorldCorp owned 59% of the voting stock of US Order.

   As of June 30, 1995, the Company holds approximately $6.1 million (at book value) of aircraft spare parts and transaction processing terminals currently available for sale.

   Under the credit agreement, the Company is prohibited from making capital expenditures in excess of $15.0 million in each of 1995 and 1996.

FINANCING DEVELOPMENTS

   On October 30, 1993, WorldCorp, World Airways, and MHS entered into the MHS Stock Purchase Agreement pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock. On February 28, 1994, the transaction was completed. World Airways received upon closing $12.4 million to fund its working capital requirements. The remaining proceeds from the sale ($15.0 million less a $2.6 million deposit received in November 1993) were paid directly to WorldCorp.

   In 1993, World Airways entered into a credit agreement, which included a $12.0 million spare parts loan and an $8.0 million revolving line of credit collateralized by certain receivables, inventory, equipment, and general intangibles. World Airways is prohibited from granting a security interest in such collateral to anyone other than the Bank of New York. Approximately $10.8 million of the proceeds from this borrowing were used to retire existing obligations. This agreement contains certain covenants related to World Airways' financial condition and operating results. At December 31, 1994, the Company was not in compliance with certain of these covenants, including minimum net income requirements, but obtained a waiver of these covenants from the financial institution. In March 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995 and extended the credit facility's term to 1998. At June 30, 1995, World Airways was in compliance with the terms of the amended credit agreement. No assurances can be given that the Company will continue to meet these revised covenants, or if necessary, obtain the required waivers. As of June 30, 1995, $6.9 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized, with no borrowing capacity currently available, and $3.4 million of the $12.0 million spare parts loan was outstanding. As discussed above, World Airways also expects to complete an agreement for a variable rate $10.6 million spare parts loan with the same financial institution which is payable over a 22-month term. World Airways will use a portion of the proceeds from this loan to pay off the balance of the previously existing spare parts loan (which was reduced to $2.6 million subsequent to June 30, 1995).

   In the first quarter of 1995, World Airways obtained approximately $6.0 million in short-term borrowings from equipment lessors for working capital purposes. These borrowings bear interest at an average interest rate of approximately 11%. Approximately $5.1 million of this financing was repaid in the second quarter of 1995. The remaining balance will be repaid in monthly installments through December 1995.

   In April 1995, US Order filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 3,500,000 shares (exclusive of the underwriters' over-allotment option) of US Order's common stock. The offering was completed in June 1995. Of the shares registered, 2,800,000 were issued and sold by US Order, and 700,000 shares were sold by WorldCorp. As a result of this offering, US Order and WorldCorp received $41.8 million and $18.7 million in net proceeds, respectively. US Order used part of its proceeds to satisfy debt obligations (including those to WorldCorp). The remaining balance will be used to fund US Order's future capital requirements. World Corp will use its proceeds to fund its debt service requirements and increase its cash position. At June 30, 1995, WorldCorp owned 59% of the voting stock of US Order.

   On August 9, 1995, World Airways filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 2,900,000 shares (exclusive of the underwriters' over-allotment option) of World Airways' common stock (the "World Airways Stock Offering"). Of the shares to be registered, 2,000,000 are to be issued and sold by World Airways, and 900,000 shares are to be sold by WorldCorp. If the sale is successfully completed, the Company would use proceeds from the sale to increase working capital. WorldCorp would own 59% of World Airways after a completed offering. No assurances can be given, however, with respect to the eventual outcome of this offering.

   The Company believes that the combination of the financings consummated to date and the operating and additional financing plans described above will be sufficient to allow the Company to meet its operating and capital requirements in 1995.

OTHER MATTERS

LEGAL AND ADMINISTRATIVE PROCEEDINGS

   WorldCorp and World Airways (the "World Defendants") are defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation (the "Committee") in August 1992, captioned Washington Bancorporation v. Boster, et al, Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). The complaint asserts that the World Defendants received preferential transfers or fraudulent conveyances from Washington Bancorporation when the World Defendants received payment at maturity on May 4, 1990 of Washington Bancorporation commercial paper purchased from National Bank of Washington on May 3, 1990. Washington Bancorporation filed for relief under the Federal Bankruptcy Code on August 1, 1990. The Committee seeks recovery of approximately $4.8 million from World Airways and approximately $2.0 million from the Company, which are alleged to be the amounts paid to each of the defendants in the 90 days before the filing of the bankruptcy petition by Washington Bancorporation. On the motion of the World Defendants, among others, the Boster Litigation was removed from the Bankruptcy Court to the District Court for the District of Columbia on May 10, 1993. The World Defendants filed a motion to dismiss the Boster Litigation as it pertains to them on June 9, 1993, and intend to vigorously contest liability. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending on the timing of the resolution of this claim, if the Committee were successful in recovering the full amount claimed, the resolution could have a material adverse effect on the Company's financial condition.

   In conjunction with US Order's August 1, 1994 sale of its bill pay operations, US Order transferred to Visa all of its rights as they related to a patent which covered various proprietary aspects of the Company's ScanFone automated order and payment system. Although not technically pending or threatened, US Order has received notices from three third parties claiming potential infringement of previously issued patents to these third parties. US Order has also received a notice of a third-party patent infringement claim related to a product currently under development by the Company. US Order and its patent counsel believe that the Company has substantial defenses to any potential claims of infringement, should that occur. However, there can be no assurance that such third parties will not make a formal claim of infringement or that the Company would prevail in any proceedings in relation thereof.

   In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.

EMPLOYEE RELATIONS

   World Airways' cockpit crew members, who are represented by the Teamsters, are subject to a four-year collective bargaining agreement expiring in June 1998. This agreement permitted World Airways to modify crew member work rules in exchange for pay increases.

   World Airways' flight attendants are represented by the Teamsters. The collective bargaining agreement between World Airways and the Teamsters on behalf of the Company's flight attendants expired in 1992. The parties exchanged their opening contract proposals in 1992 and have had numerous contract negotiation session. In December 1994, World Airways and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations. After several mediated sessions, the National Mediation Board (the "NMB") mediator recommended that the NMB release the parties to pursue "direct" (i.e., non-mediated) negotiations with the flight attendants. World Airways and the Teamsters agreed and direct negotiations continue. The outcome of the negotiations with the flight attendants cannot be determined at this time. An inability to reach an agreement upon terms favorable to World Airways could have a material adverse effect on World Airways. World Airways' flight attendants also recently challenged the use of foreign flight attendant crews on the World Airways' Malaysian Airlines and Garuda Indonesia flights, a practice which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. The arbitration on this issue is scheduled for October 1995. While World Airways intends to contest this matter vigorously, an unfavorable ruling for World Airways could have a material adverse effect on the Company.

DIVIDED POLICY

   WorldCorp has never paid any cash dividends and does not plan to do so in the
foreseeable future.   Both the 13-7/8% Subordinated Notes Indenture and the
indenture pursuant to which the Debentures were issued (the "Indentures") restrict the Company's ability to pay dividends or make other distributions on its common stock. In addition, the Indentures originally restricted the ability of World Airways and US Order to pay dividends other than to the Company. In 1994, however, the Company received approval from the holders of the Indentures to allow World Airways to pay dividends to parties other than the Company.

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

INCOME TAXES

   In August 1991, 5.7 million shares of WorldCorp common stock were sold by a group of existing shareholders. This transaction constituted an "ownership change" of WorldCorp (and thus the Company) as defined under Section 382 of the Code (the "1991 Ownership Change"). The 1991 Ownership Change subjected WorldCorp to an annual limitation in 1991 and future years in the use of net operating loss carryforwards ("NOLs") that were available to WorldCorp (and thus allocable to the Company) on the date on which the 1991 Ownership Change occurred. As of December 31, 1994, the Company had NOLs for federal income tax purposes of $152.9 million which, if not utilized to offset taxable income in future periods, will expire from 1997 to 2009. Of this amount, $72.6 million is subject to a $6.3 million annual limitation (the "Limitation") resulting from the 1991 Ownership Change. The remaining $80.3 million was generated after the 1991 Ownership Change and, therefore, is not currently subject to annual limitation. As a result of the transactions between the Company and MHS during 1994, approximately $110.9 million of the consolidated NOL (subject to the Limitation) will be allocated to World Airways and, therefore, will only be available to offset future federal taxable income of World Airways.

   While the Company believes that the World Airways Stock Offering, if completed, would not cause an ownership change, the application of the Code in this area is subject to interpretation by the IRS. If future transactions in the capital stock of WorldCorp or World Airways, combined with the effect of the World Airways Stock Offering, result in an ownership change, the use of World Airways' NOLs in future years would be further limited. The amount of the annual limitation that would apply to World Airways' NOLs after an ownership change would equal the product of the value of the outstanding stock of World Airways immediately prior to such ownership change multiplied by the long-term tax-exempt rate at such time, which is determined monthly and was 5.88% in July 1995. In the event the World Airways Stock Offering is completed and more than $5.2 million of the outstanding convertible debentures of Worldcorp are converted into WorldCorp common stock, the Company believes an ownership change will occur.

   There can be no assurance that the operations of the Company will generate taxable income in future years so as to allow the Company to realize a tax benefit from its NOLs. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition to the change in ownership that might occur upon the conversion of the WorldCorp debentures, additional ownerships changes of the Company may occur in the future and may result in the imposition of a lower annual limitation on the Company's NOLs existing at the time of any such ownership change.

NEW ACCOUNTING STANDARD

   In June 1995, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No.121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of ("SFAS No. 121"). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the adoption of this statement will not have a significant effect on its financial statements. The Company is required to adopt this statement in 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
     --------

     Exhibit
        No.                                         Exhibit
     -------                                        -------

         3.1    Certificate of Incorporation of WorldCorp, Inc. dated March 16, 1987.        Incorporated
                [Filed as Exhibit 3.1 to WorldCorp, Inc.'s Registration Statement on         by reference
                Form S-4 (Commission File No. 33012735) filed on March 19, 1987 and incorporated herein by reference.]

         3.2    Amended and Restated Bylaws of WorldCorp, Inc. dated November 13,            Incorporated
                1987.  (Filed as Exhibit 3.1 to WorldCorp, Inc.'s Annual Report on           by reference
                Form 10-K for the fiscal year ended December 31, 1987 and
                incorporated herein by reference.)

         4.1    Indenture dated as of August 1, 1987 between WorldCorp, Inc. and             Incorporated
                Norwest Bank of Minneapolis, N.A.(Filed as Exhibit 4.1 to Amendment          by reference
                by reference No. 2 to WorldCorp, Inc.'s Form S-2 Registration Statement
                (Commission File No. 33-1358276) filed August 13, 1987 and incorporated herein by reference.]

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

         4.3    Second Supplemental Indenture dated as of February 22, 1994 between          Incorporated
                WorldCorp, Inc. and Norwest Bank Minnesota, National Association.            by reference
                (Filed as Exhibit 4.3 to WorldCorp, Inc's Form S-3 Registration Statement
                (Commission file No. 33-60247) filed on June 15, 1995 and incorporated herein by reference.)

         4.4    Third Supplemental Indenture dated as of March 15, 1995 between              Incorporated
                WorldCorp, Inc. and Norwest Bank Minnesota, National Association.            by reference
                (Filed as Exhibit 4.4 to WorldCorp, Inc's Form S-3 Registration Statement
                (Commission file No. 33-60247) filed on June 15, 1995 and incorporated herein by reference.)

         4.6    First Supplemental Indenture dated as of February 22, 1994 between           Incorporated
                WorldCorp, Inc. and The First National Bank of Boston, as Trustee.           by reference
                (Filed as Exhibit 4.6 to WorldCorp, Inc's Form S-3 Registration Statement
                (Commission file No. 33-60247) filed on June 15, 1995 and incorporated herein by reference.)

         4.8    Stock Option Agreement dated as of April 1, 1995 between WorldCorp,          Incorporated
                Inc. and Patrick F. Graham. (Filed as Exhibit 4.8 to WorldCorp Inc's         by reference
                Form S-3 Registration Statement (Commission file No. 33-60247)
                filed on June 15, 1995 and incorporated herein by reference.)

        10.1    Warrant Agreement between WorldCorp, Inc. and Drexel Burnham                 Incorporated
                Lambert, Incorporated ("Drexel") dated as of June 30, 1988.  (Filed          by reference
                as Exhibit 10.1 to WorldCorp, Inc.'s Form 10-Q for the quarter ended
                March 31, 1989 and incorporated herein by reference.)

        10.4    Aircraft Lease Agreement dated as of March 30, 1987 between World            Incorporated
                Airways, Inc. and The Connecticut National Bank, not in its individual       by reference
                capacity, but solely as Owner Trustee.  (Filed as Exhibit 10.34 to World Airways, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.)

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

        10.7    Assumption Agreement dated as of June 23, 1987 among WorldCorp,              Incorporated
                Inc., World Airways, Inc. and D. Fraser Bullock.  [Filed as Exhibit          by reference
                10.52 to WorldCorp, Inc.'s Form S-2 Registration Statement
                (Commission File No. 33-1358276) filed on July 31, 1987 and incorporated herein by reference.]

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

       10.12    Agreement between World Airways, Inc. and Mechanics represented by           Incorporated
                the International Brotherhood of Teamsters.  (Filed as Exhibit 10.41         by reference
                to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.)

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

       10.16    Office Lease - The Hallmark Building dated as of September 20, 1989          Incorporated
                between World Airways, Inc. and GT Renaissance Centre Limited                by reference
                Partnership.  (Filed as Exhibit 10.38 to WorldCorp, Inc's Annual
                Report on form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

       10.17    Warrant Agreement dated as of July 22, 1989 between WorldCorp,               Incorporated
                Inc. and Charles W. Pollard.  (Filed as Exhibit 10.45 to WorldCorp,          by reference
                Inc.'s Annual Report on Form 10-K for the fiscal year ended
                December 31, 1989 and incorporated herein by reference.)

       10.20    WorldCorp, Inc. Employee Savings and Stock Ownership Plan.  (Filed           Incorporated
                as Exhibit 10.49 to WorldCorp, Inc.'s Annual Report on 10-K                  by reference
                for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

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

       10.34     Guaranty Agreement I dated as of February 12, 1992 between McDonnell        Incorporated
                 Douglas Finance Corporation and World Airways, Inc.  (Filed as Exhibit      by reference
                 10.43 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

       10.35     Guaranty Agreement II dated as of February 12, 1992 between McDonnell       Incorporated
                 Douglas Finance Corporation and World Airways, Inc.  (Filed as Exhibit      by reference
                 10.44 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

       10.36     Series A Preferred Stock Purchase Agreement dated as of September 14,       Incorporated
                 1990 between US Order, Inc. and WorldCorp, Inc.  (Filed as Exhibit 10.45    by reference
                 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

       10.37     Stock Restriction Agreement dated as of September 14, 1990 between          Incorporated
                 WorldCorp, Inc., William F. Gorog, Jonathan M. Gorog, Peter M. Gorog,       by reference
                 Henry R. Nichols, William N. Melton and John Porter.  (Filed as Exhibit
                 10.46 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

       10.38     Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as          Incorporated
                 of September 30, 1992 between World Airways, Inc. and International         by reference
                 Lease Finance Corporation. (Filed as Exhibit 10.38 to WorldCorp, Inc.'s
                 Annual Report on Form 10-K for the financial year ended Dec 31, 1992 and incorporated herein by reference.)

       10.39     Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as          Incorporated
                 of September 30, 1992 between World Airways, Inc. and International         by reference
                 Lease Finance Corporation. (Filed as Exhibit 10.39 to WorldCorp, Inc.'s
                 Annual Report on Form 10-K for the financial year ended Dec 31, 1992 and incorporated herein by reference.)

       10.40     Aircraft Lease Agreement for Aircraft Serial Number 48520 dated as          Incorporated
                 of September 30, 1992 between World Airways, Inc. and International         by reference
                 Lease Finance Corporation.(Filed as Exhibit 10.40 to WorldCorp, Inc.'s
                 Annual Report on Form 10-K for the financial year ended Dec 31, 1992 and incorporated herein by reference.)

       10.41     Aircraft Lease Agreement for Aircraft Serial Number 48633 dated as          Incorporated
                 of September 30, 1992 between World Airways, Inc. and International         by reference
                 Lease Finance Corporation.(Filed as Exhbit 10.41 to WorldCorp, Inc.'s
                 Annual Report on Form 10-K for financial year ended Dec 31, 1992 and incorporated herein by reference.)

       10.42     Aircraft Lease Agreement for Aircraft Serial Number 48631 dated as          Incorporated
                 of September 30, 1992 between World Airways, Inc. and International         by reference
                 Lease Finance Corporation. (Filed as Exhbit 10.42 to WorldCorp, Inc.'s
                 Annual Report on Form 10-K for financial year ended Dec 31, 1992 and incorporated herein by reference.)

       10.43     Aircraft Lease Agreement for Aircraft Serial Number 48632 dated as          Incorporated
                 of September 30, 1992 between World Airways, Inc. and International         by reference
                 Lease Finance Corporation. (Filed as Exhibit 10.44 to WorldCorp, Inc.'s
                 Annual Report on Form 10-K for financial year ended Dec 31, 1992 and incorporated herein by reference.)

        10.45    MD-11 Aircraft Charter Agreement dated as of March 18, 1993                 Incorporated
                 between World Airways, Inc. and PT. Garuda Indonesia. (Filed as Exhibit     by reference
                 10.45 to WorldCorp, Inc's Annual Report on Form 10-K for financial year ended Dec 31, 1992 and incorporated herein by reference.)

        10.45    DC10-30 Aircraft Charter Agreement dated as of March 18, 1993               Incorporated
                 between World Airways, Inc. and PT. Garuda Indonesia. (Filed as             by reference
                 Exhibit 10.45 to WorldCorp, Inc's Annual Report on Form 10-K for the
                 fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.46     Accounts Receivable Management and Security Agreement dated as              Incorporated
                 of December 7, 1993 between World Airways, Inc. and BNY                     by reference
                 Financial Corporation. (Filed as Exhibit 10.46 to WorldCorp, Inc's Annual
                 Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.47     Aircraft Parts Security Agreement dated as of December 7, 1993              Incorporated
                 between World Airways, Inc. and BNY Financial Corporation. (Filed           by reference
                 as Exhibit 10.47 to WorldCorp, Inc's Annual Report on Form 10-K for
                 the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.48     Warrant Certificate dated as of December 7, 1993 between WorldCorp,         Incorporated
                 Inc. and BNY Financial Corporation. (Filed as Exhibit 10.48 to              by reference
                 WorldCorp, Inc's Annual Report on Form 10-K for the fiscal year ended
                 Dec 31, 1993 and incorporated herein by reference.)

       10.50     Subscription and Preferred Stock Purchase Agreement dated as of             Incorporated
                 December 20, 1993 between US Order, Inc. and Knight-Ridder, Inc.            by reference
                 (Filed as Exhibit 10.50 to WorldCorp, Inc's Annual Report on Form
                 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.51     Subscription and Preferred Stock Purchase Agreement dated as of             Incorporated
                 December 21, 1993 between US Order, Inc. and WorldCorp, Inc.                by reference
                 (Filed as Exhibit 10.51 to WorldCorp Inc's Annual Report on Form 10-K
                 for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.52    Subscription and Preferred Stock Purchase Agreement dated as of              Incorporated
                December 20, 1993 between US Order, Inc. and Jerome Kohlberg, Jr.            by reference
                (Filed as Exhibit 10.52 to WorldCorp Inc's Annual Report on Form
                10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.53    Subscription and Preferred Stock Purchase Agreement dated as of              Incorporated
                December 21, 1993 between US Order, Inc. and Hoechst Celanese                by reference
                Corporation Employee Benefit Master Trust. (Filed as Exhibit 10.53 to
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1993 and incorporated herein by reference.)

       10.54    Series C Preferred Stock Purchase Agreement dated as of December             Incorporated
                21, 1993 between US Order, Inc. and VeriFone, Inc. (Filed as Exhibit         by reference
                10.54 to WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.55    Registration Rights Agreement dated as of December 21, 1993                  Incorporated
                between US Order, Inc. and VeriFone, Inc. (Filed as Exhibit 10.55            by reference
                to WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1993 and incorporated herein by reference.)

       10.57    Investment Agreement dated as of December 21, 1993 by and among              Incorporated
                US Order, Inc., WorldCorp, Inc., and VeriFone, Inc. (Filed as Exhibit        by reference
                10.57 to WorldCorp, Inc's Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.58    Settlement Agreement dated as of February 3, 1994 between World              Incorporated
                Airways, Inc, WorldCorp, Inc., Concord Asset Management, Inc.,               by reference
                Concord Leasing, Inc., and The CIT Group. (Filed as Exhibit 10.58 to
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1994 and incorporated herein by reference.)

       10.59    Lease Agreement dated as of June 1, 1993 between World Airways,              Incorporated
                Inc. and Mattei Corporation. (Filed as Exhibit 10.59 to                      by reference
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1994 and incorporated herein by reference.)

       10.60    Lease Agreement dated as of March 30, 1993 between World Airways,            Incorporated
                Inc. and Tinicum Properties Associates Limited Partnership, as               by reference
                amended by First Amendment to Lease dated July 9, 1993. (Filed as
                Exhibit 10.60 to WorldCorp Inc's Annual Report on Form 10-K for the
                fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.61    Lease Agreement dated as of January 25, 1993 between World Flight            Incorporated
                Crew Services, Inc. and Sakioka Farms. (Filed as Exhibit 10.61 to            by reference
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1993 and incorporated herein by reference.)

       10.62    Consignment Agreement dated as of September 30, 1993 between World           Incorporated
                Airways Inc. and The Memphis Group. (Filed as Exhibit 10.62 to               by reference
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1993 and incorporated herein by reference.)


       10.63    Assignment and Assumption and Consent and Release for Aircraft               Incorporated
                Serial Number 47818 dated as of July 20, 1993 among World                    by reference
                Airways, Inc., WorldCorp, Inc., McDonnell Douglas Corporation, and
                McDonnell Douglas Finance Corporation. (Filed as Exhibit 10.63 to
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1993 and incorporated herein by reference.)

       10.64    Assignment and Assumption and Consent and Release for Aircraft               Incorporated
                Serial Number 46999 dated as of July 9, 1993 among World                     by reference
                Airways, Inc., WorldCorp, Inc., McDonnell Douglas Corporation, and
                McDonnell Douglas Finance Corporation. (Filed as Exhibit 10.64 to
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1993 and incorporated herein by reference.)

       10.65    Aircraft Lease Agreement for Aircraft Serial Number 48458 dated as           Incorporated
                of January 15, 1993 between World Airways, Inc. and Wilmington               by reference
                Trust Company/GATX Capital Corporation.(Filed as Exhibit 10.65 to
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1993 and incorporated herein by reference.)

       10.66    Aircraft Lease Supplement for Aircraft Serial Number 48458 dated as          Incorporated
                of April 23, 1993 between World Airways, Inc. and Wilmington Trust           by reference
                Company/GATX Capital Corporation. (Filed as Exhibit 10.66 to
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1993 and incorporated herein by reference.)

       10.67    Aircraft Spare Parts Lease Agreement dated as of April 15, 1993              Incorporated
                between World Airways, Inc. and GATX Capital Corporation. (Filed             by reference
                as Exhibit 10.67 to WorldCorp Inc's Annual Report on Form 10-K for the
                fiscal year ended Dec 31,1993 and incorporated herein by reference.)

       10.68    Amendment No. 1 To Aircraft Lease Agreement for Aircraft Serial              Incorporated
                Number 48518 dated as of November 1993 between World Airways,                by reference
                Inc. and International Lease Finance Corporation. (Filed as Exhibit
                10.68 to WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.69    Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial              Incorporated
                Number 48518 dated as of March 8, 1993 between World Airways,                by reference
                Inc. and International Lease Finance Corporation. (Filed as Exhibit
                10.69 to WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.70    Assignment of Rights for Aircraft Serial Number 48518 dated as of            Incorporated
                March 8, 1993 between World Airways, Inc. and International Lease            by reference
                Financial Corporation. (Filed as Exhibit 10.70 to WorldCorp Inc's
                Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.71    Assignment of Rights for Aircraft Engines Serial Numbers P723942,            Incorporated
                P723945, and P723943 dated as of March 1, 1993 between World                 by reference
                Airways, Inc. and International Lease Finance Corporation. (Filed as
                Exhibit 10.71 to WorldCorp Inc's Annual Report on Form 10-K for the
                fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.72    Agency Agreement for Aircraft Serial Number 48518 dated as of                Incorporated
                January  15, 1993 between World Airways, Inc. and International              by reference
                Lease Finance Corporation. (Filed as Exhibit 10.72 to WorldCorp Inc's
                Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.73    Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial              Incorporated
                Number 48437 dated as of March 31, 1993 between World Airways,               by reference
                Inc. and International Lease Finance Corporation.(Filed as Exhibit 10.73
                to WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1993 and incorporated herein by reference.)

       10.74    Amendment No. 3 to Aircraft Lease Agreement for Aircraft Serial              Incorporated
                Number 48437 dated as of April 15, 1993 between World Airways,               by reference
                Inc. and International Lease Finance Corporation. (Filed as Exhibit
                10.74 to WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.75    Agency Agreement for Aircraft Serial Number 48437 dated as of                Incorporated
                January 15, 1993 between World Airways, Inc. and International               by reference
                Lease Finance Corporation. (Filed as Exhibit 10.75 to WorldCorp Inc's
                Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.76    Assignment of Rights for Aircraft Serial Number 48437 dated as of            Incorporated
                April 15, 1993 between World Airways, Inc. and International Lease           by reference
                Finance Corporation. (Filed as Exhibit 10.76 to WorldCorp Inc's
                Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.77    Assignment of Rights for Aircraft Engines Serial Numbers P723913,            Incorporated
                P723912, and P723914 dated as of April 15, 1993 between World                by reference
                Airways, Inc. and International Lease Finance Corporation. (Filed as
                Exhibit 10.77 to WorldCorp's Annual Report on Form 10-K to the
                fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.78    Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial              Incorporated
                Number 48520 dated as of April 22, 1993 between World Airways,               by reference
                Inc. and International Lease Finance Corporation. (Filed as Exhibit
                10.78 to WorldCorp's Annual Report on Form 10-K to the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.79    Agency Agreement for Aircraft Serial Number 48520 dated as of                Incorporated
                January 15, 1993 between World Airways, Inc. and International               by reference
                Lease Finance Corporation. (Filed as Exhibit 10.79 to WorldCorp's
                Annual Report on Form 10-K to the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.80    Assignment of Rights for Aircraft Serial Number 48520 dated as of            Incorporated
                April 22, 1993 between World Airways, Inc. and International Lease           by reference
                Finance Corporation. (Filed as Exhibit 10.80 to WorldCorp's Annual
                Report on Form 10-K to the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.81       Assignment of Rights for Aircraft Engines Serial Numbers P723957,            Incorporated
                   P723958, and P723956 dated as of March 1, 1993 between World                 by reference
                   Airways, Inc. and International Lease Finance Corporation. (Filed
                   as Exhibit 10.81 to WorldCorp Inc's Annual Report on Form 10-K to
                   the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.82       Aircraft Charter Agreement dated as of July 24, 1993 between World           Incorporated
                   Airways, Inc. and Malaysian Airline System Berhad. (Filed as Exhibit         by reference
                   10.82 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.83       Amendment No. 1 to Aircraft Lease Agreement for Aircraft Serial              Incorporated
                   Numbers 46835, 46837, and 46820 dated as of May 14, 1993 between             by reference
                   World Airways, Inc. and The Connecticut National Bank (assigned to
                   Federal Express Corporation). (Filed as Exhibit 10.83 to WorldCorp Inc's
                   Annual Report on Form 10-K to the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.84       Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial              Incorporated
                   Numbers 46835, 46837, and 47820 dated as of May 14, 1993 between             by reference
                   World Airways, Inc. and The Connecticut National Bank (assigned to
                   Federal Express Corporation). (Filed as Exhibit 10.84 to WorldCorp Inc's
                   Annual Report on Form 10-K to the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.85       Return Agreement for Aircraft Serial Numbers 47818 and 46999 dated           Incorporated
                   as of July 9, 1993 among World Airways, Inc., WorldCorp, Inc.,               by reference
                   International Lease Finance Corporation, McDonnell Douglas
                   Corporation, and McDonnell Douglas Finance Corporation. (Filed as Exhibit
                   10.85 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

       10.86/1/    Acquisition Agreement Among VISA International Service Association,          Incorporated
                   US Order, Inc, and WorldCorp, Inc, dated as of July 15, 1994.                by reference
                   (Filed as Exhibit 10.86 to WorldCorp Inc's Quarterlyl Report on Form
                   10-Q to the fiscal year ended September 30, 1994 and incorporated herein by reference.)

       10.87       Stock Purchase Agreement by and among World Airways, Inc.,                   Incorporated
                   WorldCorp, Inc., and Malaysian Helicopter Services Berhad dated as           by reference
                   of October 30, 1993. (Filed as Exhibit 10.87 to WorldCorp Inc's
                   Annual Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

       10.88       Stock Registration Rights Agreement between World Airways, Inc.              Incorporated
                   and Malaysian Helicopter Services Berhad dated as of October 30,             by reference
                   1993. (Filed as Exhibit 10.88 to WorldCorp Inc's Annual Report on
                   Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

       10.89       Shareholders Agreement between Malaysian Helicopter Services                 Incorporated
                   Berhad and WorldCorp, Inc., and World Airways, Inc. dated as of              by reference
                   February 3, 1994. (Filed as Exhibit 10.89 to WorldCorp Inc's Annual
                   Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

       10.90    Amendment No. 1 to Shareholders Agreement dated as of February 28,           Incorporated
                1994, among WorldCorp, World Airways, and MHS. (Filed as Exhibit             by reference
                10.89 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

       10.91    Right of First Refusal Agreement dated as of February 28, 1994,              Incorporated
                between US Order, Inc. ("US Order") and Technology Resources, Inc.           by reference
                Berhad ("TRI") (Filed as Exhibit 10.90 to WorldCorp Inc's Annual Report
                on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

       10.92    Amendment No. 1 dated as of August 29, 1991 to the US Order, Inc.            Incorporated
                Stock Restriction Agreement dated as of September 14, 1990 among             by reference
                WorldCorp, Inc., a Delaware corporation ("WorldCorp"), William F.
                Gorog, Jonathan M. Gorog, Peter M. Gorog, Henry R. Nichols,
                William N. Melton and John Porter (collectively, the "Founders" and each a "Founder"), and the Employees. (Filed as Exhibit 10.92 to
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
                Dec 31, 1994 and incorporated herein by reference.)

       10.93    Amendment No. 2 dated as of March 31, 1993 to the US Order, Inc.             Incorporated
                Stock Restriction Agreement dated as of September 14, 1990 among             by reference
                WorldCorp, Inc., a Delaware corporation ("WorldCorp"), William F. Gorog,
                Jonathan M. Gorog, Peter M. Gorog, Henry R. Nichols, William N. Melton
                and John Porter (collectively, the "Founders" and each a "Founder"), and the Employees. (Filed as Exhibit 10.93 to WorldCorp Inc's Annual Report
                on Form 10-K for the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

       10.94    Stock Option Agreement dated as of August 1, 1994 ("Grant Date")             Incorporated
                between WorldCorp, Inc. and William F. Gorog. (Filed as Exhibit              by reference
                10.93 to WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

       10.95    Employment Agreement dated as of August 1, 1994 between US                   Incorporated
                Order, Inc. and John C. Backus, Jr. (Filed as Exhibit 10.95 to               by reference
                WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

       10.96    Employment Agreement dated as of August 19, 1994 between                     Incorporated
                WorldCorp, Inc. and T. Coleman Andrews, III. (Filed as Exhibit               by reference
                10.96 to WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

       10.97    Stock Option Agreement dated as of August 19, 1994 ("Grant Date")            Incorporated
                by and between WorldCorp, Inc. and T. Coleman Andrews, III.                  by reference
                (Filed as Exhibit 10.97 to WorldCorp Inc's Annual Report on Form 10-K
                for the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

       10.98    Agreement between World Airways, Inc. and the International Brotherhood      Incorporated
                of Teamsters representing the Cockpit Crewmembers employed by World          by reference
                Airways, Inc. dated August 15, 1994-June 30, 1998. (Filed as Exhibit
                10.98 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated here by reference.)

       10.99    Letter Employment Agreement of William F. Gorog dated August 25, 1994.       Incorporated
                (Filed as Exhibit 10.99 to WorldCorp Inc's Annual Report on Form 10-K        by reference
                to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.100    Amendment No. 3 dated as of September 1, 1994 to the US Order, Inc.          Incorporated
                Stock Restriction Agreement dated as of September 14, 1990 among             by reference
                WorldCorp, Inc., a Delaware corporation ("WorldCorp"), William F.
                Gorog, Jonathan M. Gorog, Peter M. Gorog, Henry R. Nichols, William
                N. Melton and John Porter (collectively, the "Founders" and each a
                "Founder"), and the Employees. (Filed as Exhibit 10.100 to WorldCorp Inc's
                Annual Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.101    Aircraft Services Agreement dated September 26, 1994 by and between          Incorporated
                World Airways, Inc. ("World") and Malaysian Airline System Berhad            by reference
                ("MAS"). (Filed as Exhibit 10.101 to WorldCorp Inc's Annual Report
                on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.102    Freighter Services Agreement dated October 1, 1994 by and between            Incorporated
                World Airways, Inc. and Malaysian Airline System Berhad. (Filed              by reference
                as Exhibit 10.102 to WorldCorp Inc's Annual Report on Form 10-K to
                the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.103    World Airways, Inc. 1995 AMC Contract F11626-94-D0027 dated                  Incorporated
                October 1, 1994 between World Airways, Inc. and Air Mobility Command.        by reference
                (Filed as Exhibit 10.103 to WorldCorp Inc's Annual Report on Form 10-K
                to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.104    Amendment No. 4 dated as of December 1, 1994 to the US Order, Inc.           Incorporated
                Stock Restriction Agreement dated as of September 14, 1990 among             by reference
                WorldCorp, Inc., a Delaware corporation ("WorldCorp"), William F.
                Gorog, Jonathan M. Gorog, Peter M. Gorog, Henry R. Nichols, William
                N. Melton and John Porter (collectively, the "Founders" and each a
                "Founder"), and the Employees.(Filed as Exhibit 10.104 to WorldCorp Inc's
                Annual Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.105    Stock Purchase Agreement (the "Agreement") dated as of December              Incorporated
                31, 1994 by and between MHS Berhad, a Malaysian corporation (the             by reference
                "Shareholder") and WorldCorp, Inc., a Delaware corporation (the
                "Purchaser"). (Filed as Exhibit 10.105 to WorldCorp Inc's Annual Report
                on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.106    Promissory Note dated December 31, 1994 for $8,500,000 between               Incorporated
                WorldCorp, Inc., a Delaware corporation ("Borrower") and Malaysian           by reference
                Helicopter Services Berhad, a Malaysian corporation ("Lender").
                (Filed as Exhibit 10.106 to WorldCorp Inc's Annual Report on Form 10-K
                to the fiscal year ended Dec 31, 1994 and incorporated here by reference.)

      10.107    Amendment No. 1 to Passenger Aircraft Services and Freighter                 Incorporated
                Services Agreement dated December 31, 1994 by and between World              by reference
                Airways, Inc. and Malaysian Airline System Berhad. (Filed as Exhibit
                10.107 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.108    Amendment No. 5 dated January 2, 1995 to the US Order, Inc. Stock            Incorporated
                Restriction Agreement dated as of September 14, 1990 among                   by reference
                WorldCorp, Inc., a Delaware corporation ("WorldCorp"), William F.
                Gorog, Jonathan M. Gorog, Peter M. Gorog, Henry R. Nichols,
                William N. Melton and John Porter (collectively, the "Founders" and each a "Founder"), and the Employees. (Filed as Exhibit 10.108 to WorldCorp
                Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31, 199 and incorporated herein by reference.)

      10.109    Customer Agreement between WorldCorp ESSOP and Scott &                       Incorporated
                Stringfellow, Inc. dated January 11, 1995 for a margin loan.                 by reference
                (Filed as Exhibit 10.109 to WorldCorp Inc's Annual Report on Form 10-K
                to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.110    Side Letter dated January 11, 1995 from Scott & Stringfellow, Inc. to        Incorporated
                William F. Gorog, Trustee of WorldCorp Employee Savings and Stock            by reference
                Ownership Plan for a margin loan to the WorldCorp ESSOP.
                (Filed as Exhibit 10.110 to WorldCorp Inc's Annual Report on Form 10-K
                to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.111    Guarantee Agreement dated January 11, 1995 by WorldCorp, Inc.                Incorporated
                ("Guarantor") for the benefit of Scott & Stringfellow, Inc. (the             by reference
                "Lender"). (Filed as Exhibit 10.111 to WorldCorp Inc's Annual Report on
                Form 10-K to the fiscal year ended December 31, 1994 and incorporated herein by reference.)

      10.112    Registration Rights Agreement dated as of January 11, 1995 by and            Incorporated
                between WorldCorp, Inc. and Scott & Stringfellow, Inc. (Filed as Exhibit     by reference
                10.112 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended December 31, 199 and incorporated herein by reference.)

      10.113    Side Letter dated January 11, 1995 from WorldCorp, Inc. to Scott &           Incorporated
                Stringfellow, Inc. regarding commitment to make contributions to the         by reference
                WorldCorp Employee Savings and Stock Ownership Plan (the
                "ESSOP"), for the duration of the Scott & Stringfellow loan to the ESSOP. (Filed as Exhibit 10.113 to WorldCorp Inc's Annual Report on
                Form 10-K to the fiscal year ended December 31, 1994 and incorporated herein by reference.)

      10.114    Strategic Alliance Agreement dated January 16, 1995 by and between           Incorporated
                Colonial Data Technologies Corp. and US Order. (Filed as Exhibit 10.114      by reference
                to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended
                December 31, 1994 and incorporated herein by reference.)

     10.115      Amendment No. 2 to Passenger Aircraft Services and Freighter                Incorporated
                 Aircraft Service Agreement dated February 9, 1995 by and between            by reference
                 World Airways, Inc. and Malaysian Airline System Berhad. (Filed as
                 Exhibit 10.115 to WorldCorp Inc's Annual Report on Form 10-K to the
                 fiscal year ended December 31, 1994 and incorporated herein by reference.)

      10.116    Employment Agreement between the Company and Charles W. Pollard,             Incorporated
                dated as of January 1, 1995. [Filed as Exhibit 10.3 to World Airways,        by reference
                Inc.'s  Registration Statement on Form S-1(Commission File No.
                33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.117    Amendment No. 1 to the Employment Agreement between the Company              Incorporated
                and Charles W. Pollard, dated as of May 31, 1995. [Filed as Exhibit          by reference
                10.4 to World Airways, Inc.'s Registration Statement on Form S-1
                (Commission File No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.118    Stock Option Agreement between the Company and Charles W. Pollard, dated     Incorporated
                as of January 1, 1995 [Filed as exhibit 10.5 to World Airways, Inc.'s        by reference
                Registration Statement on Form S-1 (Commission File No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.119    Amendment No. 1 to the Stock Option Agreement between the Company            Incorporated
                and Charles W. Pollard, dated as of May 31, 1995. [Filed as exhibit 10.6     by reference
                Airways, Inc.'s Registration Statement on Form S-1 (Commission File
                No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.120    Amendment No. 2 to Aircraft Lease Agreement Lease for Aircraft Serial        Incorporated
                Number 48631 dated as of April 28, 1995 between the Company and              by reference
                International Lease Finance Corporation. [Filed as exhibit 10.18 to
                World Airways, Inc.'s Registration Statement on Form S-1 (Commission
                File No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.121    Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number       Incorporated
                48632 dated as of April 28, 1995 between the Company and International       by reference
                Lease Finance Corporation. [Filed as exhibit 10.20 to World Airways,
                Inc.'s Registration Statement on Form S-1 (Commission File No. 33-95488)
                filed on August 8, 1995 and incorporated herein by reference.]

      10.122    Amendment No. 3 to the Freighter Services Agreement by and between the       Incorporated
                Company and Malaysian Airline System Berhad dated May, 1995. [Filed as       by reference
                exhibit 10.32 to World Airways, Inc.'s Registration Statement on Form
                S-1 (Commission File No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.123    Aircraft lease Agreement between Malaysian Airline System Berhad,            Incorporated
                as lessor, and the Company, as lessee, relating to Aircraft N9-MAW,          by reference
                Serial No. 46959 dated June 23, 1995. [Filed as exhibit 10.35 to World
                Airways, Inc.'s Registration Statement on Form S-1 (Commission File
                No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.124    Maintenance Agreement between Malaysian Airline System Berhad and the        Incorporated
                Company dated March 1, 1995. [Filed as exhibit 10.4 to World Airways,        by reference
                Inc.'s Registration Statement on Form S-1 (Commission File No. 33-95488)
                filed on August 8, 1995 and incorporated herein by reference.]

        11.1    Statement on Calculation of Earnings Per Common Share.                       Filed Herewith

        27      Financial Data Schedule for quarter ended June 30, 1995                      Filed Herewith

/1/ Confidential treatment of portions of the Agreement has been granted by the Commission. The copy filed as an exhibit omits the information subject to confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

(b)  Reports on Form 8-K

     Form 8-K, dated April 6, 1995, was filed with the Securities and Exchange Commission on April 10, 1995.
     None.


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



Date:  August 14, 1995