Form 10-Q
period 1995-09-30
WORLDCORP INC
filed 1995-11-14
CIK 811664

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



  For the Quarter ended:  SEPTEMBER 30, 1995   Commission File Number 1-5351



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No __________
    ----------

The number of shares of the registrant's Common Stock outstanding on November 7, 1995 was 16,271,264.



================================================================================

                                WORLDCORP, INC.

                 SEPTEMBER 1995, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets, September 30,
               1995 and December 31, 1994.................................................... 3

               Condensed Consolidated Statements of Operations,
               Three Months Ended September 30, 1995 and 1994................................ 5

               Condensed Consolidated Statements of Operations,
               Nine Months Ended September 30, 1995 and 1994................................. 7

               Condensed Consolidated Statement of Changes in Common
               Stockholders' Deficit, Nine months ended September 30, 1995................... 9

               Condensed Consolidated Statements of Cash Flows,
               Nine months ended September 30, 1995 and 1994.................................10

               Notes to Condensed Consolidated Financial Statements..........................11

               Exhibit 11, Calculations of Earnings Per Common Share.........................13

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................................15



PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K..............................................29

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (IN THOUSANDS)

                                                             (Unaudited)
                                                           September 30,      December 31,
                                                                1995              1994
                                                           -------------      ------------
CURRENT ASSETS
 Cash and cash equivalents, including $1,081
   restricted cash at September 30, 1995 and
   $107 at December 31, 1994                                $     62,580       $     8,160

 Restricted short-term investments                                   623               668

 Trade accounts receivable, less allowance for doubtful
   accounts of $316 at September 30, 1995 and $81 at
   December 31, 1994                                              12,251             5,748

 Other receivables                                                 4,190             3,134

 Prepaid expenses and other current assets                         5,252             8,222

 Assets held for sale                                              1,250             2,500
                                                                 -------            ------

   Total current assets                                           86,146            28,432
                                                                 -------            ------

ASSETS HELD FOR SALE                                               3,959            11,645

EQUIPMENT AND PROPERTY
 Flight and other equipment                                       54,349            27,698
 Equipment under capital leases                                   11,734            12,006
                                                                 -------            ------
                                                                  66,083            39,704
 Less accumulated depreciation and amortization                   16,216            12,657
                                                                 -------            ------

   Net equipment and property                                     49,867            27,047
                                                                 -------            ------

LONG-TERM OPERATING DEPOSITS                                      15,718            13,562

OTHER ASSETS AND DEFERRED CHARGES                                 11,008             9,689

INTANGIBLE ASSETS                                                  8,014             7,161
                                                                 -------            ------

   TOTAL ASSETS                                             $    174,712       $    97,536
                                                                 =======            ======

                                                                     (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (CONTINUED)

                                                                   (Unaudited)
                                                                 September 30,       December 31,
                                                                      1995               1994
                                                                  ------------       ------------
CURRENT LIABILITIES
 Notes payable                                                     $    12,057        $    15,662
 Current maturities of long-term obligations                            10,804              9,664
 Deferred aircraft rent                                                    712                907
 Accounts payable                                                       15,938             12,311
 Unearned revenue                                                        6,619              5,615
 Air traffic liability                                                   2,419                 --
 Accrued maintenance in excess of reserves paid                          7,169              6,395
 Accrued salaries and wages                                              9,551              7,652
 Accrued interest                                                        2,842              2,297
 Accrued taxes                                                           2,500              1,855
                                                                      --------          ---------
   Total current liabilities                                            70,611             62,358
                                                                      --------          ---------

LONG-TERM OBLIGATIONS, NET
 Subordinated convertible debt                                          65,000             65,000
 Subordinated notes, net                                                24,956             24,942
 Deferred aircraft rent, net of current portion                          1,197              1,522
 Equipment financing and other long-term obligations                    22,729             17,904
                                                                      --------          ---------
   Total long-term obligations, net                                    113,882            109,368
                                                                      --------          ---------

OTHER LIABILITIES
 Deferred gain from sale-leaseback transactions, net of
   accumulated amortization of $33,141 at September 30,
   1995 and $32,344 at December 31, 1994                                 7,576              8,373
 Accrued postretirement benefits                                         2,543              2,384
 Accrued maintenance in excess of reserves paid                          4,373              2,866
 Other                                                                   1,567                380
                                                                      --------          ---------
   Total other liabilities                                              16,059             14,003
                                                                      --------          ---------

   TOTAL LIABILITIES                                                   200,552            185,729
                                                                      --------          ---------

MINORITY INTEREST                                                       12,903                 --

COMMON STOCKHOLDERS' DEFICIT
 Common stock, $1 par value, (60,000,000 shares authorized,
   16,236,298 shares issued and 16,173,713 shares outstanding at September 30, 1995, and 15,491,699 shares issued and
   15,429,114 shares outstanding at December 31, 1994)                  16,236             15,492
 Additional paid-in capital                                             41,956             37,563
 Deferred compensation                                                    (924)            (1,102)
 Accumulated deficit                                                   (94,330)          (139,806)
 ESOP guaranteed bank loan                                              (1,341)                --
 Treasury stock, at cost                                                  (340)              (340)
                                                                      --------          ---------

   TOTAL COMMON STOCKHOLDERS' DEFICIT                                  (38,743)           (88,193)
                                                                      --------          ---------

 COMMITMENTS AND CONTINGENCIES

   TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
    DEFICIT                                                        $   174,712        $    97,536
                                                                      ========          =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         1995                1994
                                                      ----------         -----------
OPERATING REVENUES
 Air Transportation - World Airways                   $   79,244         $    51,543
 Transaction Processing - US Order                         1,208                 342
                                                         -------            --------
    Total operating revenues                              80,452              51,885
                                                         -------            --------

OPERATING EXPENSES
 Air Transportation - World Airways:
   Flight                                                 24,448              21,233
   Maintenance                                            11,338               7,446
   Aircraft costs                                         19,836              13,237
   Fuel                                                    8,072               7,309
   Flight operations subcontracted to other carriers       1,323               1,869
   Promotions, sales and commissions                       2,643                 641
   Depreciation and amortization                           1,525               1,047
   Selling and administrative                              6,010               4,910
                                                         -------            --------
    Total operating expenses - air transportation         75,195              57,692
                                                         -------            --------

 Transaction Processing - US Order:
   Cost of revenue                                           803                 357
   Research and development                                  272                 675
   General and administrative                              1,418               4,155
   Advertising and promotion                                  --                  89
                                                         -------            --------
    Total operating expenses - transaction processing      2,493               5,276
                                                         -------            --------

 Holding Company - WorldCorp:
   General and administrative                              1,010               1,309
                                                         -------            --------

      Total operating expenses                            78,698              64,277
                                                         -------            --------

OPERATING INCOME (EXPENSE)                                 1,754             (12,392)
                                                         -------            --------

OTHER INCOME (EXPENSE)
   Interest expense                                       (3,034)             (2,963)
   Interest income                                         1,004                 300
   Gain on sale of subsidiary's stock                       (206)                 --
   Gain on sale of US Order banking operations                --              14,547
   Other, net                                                 87                (673)
                                                         -------            --------
    Total other income (expense)                          (2,149)             11,211
                                                         -------            --------

EARNINGS (LOSS) BEFORE INCOME TAXES
 AND MINORITY INTEREST                                      (395)             (1,180)

INCOME TAX BENEFIT (EXPENSE)                                (101)                 51

MINORITY INTEREST                                           (323)             (1,411)
                                                         -------            --------

NET EARNINGS (LOSS)                                   $     (819)        $    (2,540)
                                                         =======            ========

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (CONTINUED)
                                  (UNAUDITED)

                                                    1995                  1994
                                               ------------          ------------
EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE

 Primary:                                      $     (0.05)          $     (0.16)
                                                     =====                 =====

 Fully diluted:                                          *           $         *
                                                     =====                 =====

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING

 Primary:                                       17,404,924            15,537,230
                                                ==========            ==========

 Fully diluted:                                          *                     *
                                                ==========            ==========


* Fully diluted earnings per share are anti-dilutive.



    See accompanying Notes to Condensed Consolidated Financial Statements.

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                        1995              1994
                                                                  -------------     ------------
OPERATING REVENUES
 Air Transportation - World Airways                               $    195,561      $    139,129
 Transaction Processing - US Order                                       2,900             1,023
                                                                        ------            ------
    Total operating revenues                                           198,461           140,152
                                                                       -------           -------

OPERATING EXPENSES
 Air Transportation - World Airways:
   Flight                                                               53,317            46,841
   Maintenance                                                          31,925            18,482
   Aircraft costs                                                       52,680            41,644
   Fuel                                                                 14,005            14,742
   Flight operations subcontracted to other carriers                     8,676             2,126
   Promotions, sales and commissions                                     2,712             1,059
   Depreciation and amortization                                         4,162             3,055
   Selling and administrative                                           15,707            15,905
                                                                       -------           -------
    Total operating expenses - air transportation                      183,184           143,854
                                                                       -------           -------

 Transaction Processing - US Order:
   Cost of revenue                                                       2,018               808
   Research and development                                                777             1,236
   General and administrative                                            3,804             7,472
   Advertising and promotion                                                 7               835
                                                                       -------           -------
    Total operating expenses - transaction processing                    6,606            10,351
                                                                       -------           -------

 Holding Company - WorldCorp:
   General and administrative                                            3,703             2,483
                                                                       -------           -------

      Total operating expenses                                         193,493           156,688
                                                                       -------           -------

OPERATING INCOME (LOSS)                                                  4,968           (16,536)
                                                                       -------           -------

OTHER INCOME (EXPENSE)
   Interest expense                                                     (9,430)           (9,218)
   Interest income                                                       1,559               777
   Gain on sale of equity by subsidiary                                 29,004            10,524
   Gain on sale of subsidiaries' stock                                  19,660            16,398
   Gain on sale of US Order banking operations                              --            14,547
   Other, net                                                              884              (720)
                                                                       -------           -------
    Total other income                                                  41,677            32,308
                                                                       -------           -------

EARNINGS BEFORE INCOME TAXES AND
 MINORITY INTEREST                                                      46,645            15,772

INCOME TAX EXPENSE                                                        (532)              (97)

MINORITY INTEREST                                                         (637)           (2,040)
                                                                       -------           -------

NET EARNINGS                                                      $     45,476      $     13,635
                                                                       =======           =======

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (CONTINUED)
                                  (UNAUDITED)

                                                                     1995               1994
                                                                 ------------        -----------
EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE

 Primary:                                                        $       2.67        $      0.89
                                                                        =====              =====

 Fully diluted:                                                          2.11        $      0.79
                                                                        =====              =====


WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING

 Primary:                                                          17,046,247         15,296,419
                                                                   ==========         ==========

 Fully diluted:                                                    23,153,973         21,446,357
                                                                   ==========         ==========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                       WORLDCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                      Employee
                                                                                    Stock Owner-                   Total
                                          Additional                                  ship Plan    Treasury        Common
                                 Common    Paid-in        Deferred    Accumulated    Guaranteed     Stock,     Stockholders'
                                  Stock    Capital      Compensation    Deficit      Bank Loan      at cost       Deficit
                                 ------   ----------    ------------  ------------  -------------  ---------  --------------

BALANCE AT
   DECEMBER 31, 1994            $ 15,492    $ 37,563     $  (1,102)    $(139,806)      $      0     $ (340)       $(88,193)

Exercise of 442,317 options
   and warrants                      442       1,989            --            --             --         --           2,431

Employee Stock Ownership Plan
   guaranteed bank loan               --          --            --            --         (1,341)        --          (1,341)

Grant of stock options                --         615          (615)           --             --         --              --

Amortization of deferred
   compensation                       --          --           793            --             --         --             793

Issuance of stock                    302       1,789            --            --             --         --           2,091

Net earnings                          --          --            --        45,476             --         --          45,476
                                  ------      ------        ------        ------         ------       -----         ------

BALANCE AT
   SEPTEMBER 30, 1995           $ 16,236    $ 41,956     $    (924)    $ (94,330)      $ (1,341)    $  (340)      $(38,743)
                                  ======      ======        ======        ======         ======       =====         =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          1995            1994
                                                                       -----------     ----------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            $     8,160     $   16,916

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                45,476         13,635
Adjustments to reconcile net earnings to cash
  provided (used) by operating activities:
  Depreciation and amortization                                              5,633          4,032
  Deferred gain recognition                                                   (797)        (1,683)
  Gain on sale of equity by subsidiaries                                   (29,004)       (10,524)
  Gain on sale of subsidiaries' stock                                      (19,660)       (16,398)
  Gain on sale of US Order banking operations                                   --        (14,547)
  Minority interest in subsidiaries                                            637          2,040
  (Gain) loss on sale of equipment and property                               (303)           765
  Loss on sale of investments                                                   --            101
  Other                                                                      1,439          1,718
  Changes in certain assets and liabilities net of
    effects of non-cash transactions:
    (Increase) decrease in accounts receivable and other receivables        (7,559)         3,147
    (Increase) decrease in deposits, prepaid expenses and other assets       1,298         (6,770)
    Increase in accounts payable, accrued
       expenses and other liabilities                                       13,479         (4,047)
                                                                          --------       --------
  Net cash provided (used) by operating activities                          10,639        (28,531)
                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                        (18,563)        (4,370)
Proceeds from disposal of equipment and property                             1,346          1,406
Proceeds from sale of US Order banking operations                               --         14,746
Purchase of investments                                                       (382)        (6,133)
Proceeds from sales of short-term investments, net                             145          6,029
                                                                          --------       --------
  Net cash provided (used) by investing activities                         (17,454)        12,678
                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net               312             --
Issuance of debt                                                            19,685         68,763
Repayment of debt                                                          (20,609)       (83,336)
Repayment of ESOP guaranteed bank loan                                          --         (1,734)
Proceeds from stock transactions                                             2,431            913
Proceeds from sale of equity by subsidiaries                                41,781         12,351
Proceeds from sale of subsidiaries' stock                                   18,520         12,300
Payment of dividends by subsidiary                                            (885)        (2,901)
                                                                          --------       --------
  Net cash provided by financing activities                                 61,235          6,356
                                                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        54,420         (9,497)
                                                                          --------       --------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                               $ 62,580       $  7,419
                                                                          ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of September 30, 1995, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1994, the condensed consolidated statement of changes in common stockholders' deficit for the nine months ended September 30, 1995, and the condensed consolidated statement of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

       The condensed financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report filed on Form 10-K for the year ended December 31, 1994.

2. Certain 1994 amounts have been reclassified to conform with the 1995 presentation. In addition, in 1995 the Company changed its presentation of activity under contracts in which certain of the services to be provided are subcontracted by the Company to the customer. In prior years, equal amounts of revenue and expenses related to these subcontracted services were reflected in the financial statements for these subcontracted services. Prior period financial statements have been reclassified to conform to September 30, 1995 presentation. The revenue and expenses which have been reclassified amounted to $22.3 million for the nine months ended September 30, 1994.

3. In April 1995, US Order filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 3,500,000 shares (exclusive of the underwriters' over-allotment option) of US Order's common stock. The offering was completed in June 1995. Of the shares registered, 2,800,000 were issued and sold by US Order, and 700,000 shares were sold by WorldCorp. As a result of this offering, US Order and WorldCorp received $41.8 million and $18.5 million in net proceeds, respectively. In connection with these transactions, the Company recognized gains of $19.7 million on the sale of its shares of US Order stock and $27.0 million from the sale of shares by US Order.

4. On April 6, 1995, US Order entered into a stock exchange agreement with Colonial Data Technologies Corp. ("Colonial Data"), a strategic alliance partner. Pursuant to the terms of the agreement, on June 8, 1995, US Order exchanged 230,000 shares of its restricted common stock, valued at the initial public offering price of $14.75 per share or $3.4 million, for 170,743 shares of Colonial Data's unregistered common stock (valued based on the average closing price of Colonial Data's stock for the twenty trading days preceding the date of the exchange) which equaled the value of the US Order stock exchanged. At September 30, 1995, WorldCorp owned 59% of the voting stock of US Order. The Company recognized a gain of $2.0 million in connection with the issuance of stock by US Order.

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

5. On August 8, 1995, World Airways, Inc. filed a Form S-1 registration statement with the Securities and Exchange Commission to register 2,900,000 shares of World Airways' common stock. The offering was completed in October 1995. Of the 2,900,000 shares registered, 2,000,000 were issued and sold by World Airways, and 900,000 shares were sold by WorldCorp. As a result of this offering, World Airways and WorldCorp received $22.8 million and $10.2 million in net proceeds, respectively. In connection with these transactions, the Company recognized gains of $4.1 million on the sale of its shares of World Airways' stock and $11.9 million from the sale of shares by World Airways.

6. In September 1995, US Order entered into an agreement to acquire a 40% equity interest in Home Financial Network, Inc. ("HomeNet"), a newly formed, development stage personal computer software company that will develop and deliver electronic financial products and services. The transaction closed on October 19, 1995. At closing, US Order exchanged 296,746 shares of its common stock (valued at approximately $5.0 million) in exchange for 40% of HomeNet. The shareholders agreement among US Order, HomeNet, and HomeNet's founding shareholders contains certain provisions whereby, under certain conditions, beginning three years from the closing, US Order could elect to acquire, or be required to acquire, the founding shareholders' HomeNet equity in exchange for common stock or cash. As of September 30, 1995, US Order had a short-term note receivable of $250,000 for a loan made to HomeNet. The note is a demand note, which US Order expects to collect with related accrued interest by the end of 1995.

7. In November 1995, World Airways signed a letter of intent with the manufacturer to lease two MD-11ER aircraft to be delivered in the first quarter of 1996. Under the agreement, World Airways will lease each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, $1.2 million in deposits previously paid to the manufacturer in 1992 will be applied towards these two aircraft. In addition, World Airways will receive spare parts financing from the lessor of $9.0 million of which $3.0 million will be advanced with the delivery of each aircraft, and the remaining $3.0 million will be available in December 1996. Finally, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the other lessee terminates its lease with the manufacturer at that time. There can be no assurances, however, that a final agreement on this transaction will be completed.

                                                                      EXHIBIT 11
                                                                          1 OF 2

                       WORLDCORP, INC. AND SUBSIDIARIES
                   CALCULATIONS OF EARNINGS PER COMMON SHARE
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                  1995          1994
                                              -----------   -----------

Net loss from continuing operations           $      (819)  $    (2,540)
                                               ----------    ----------

  NET LOSS APPLICABLE TO COMMON STOCK         $      (819)  $    (2,540)
                                               ==========    ==========

Weighted average common shares
  outstanding                                  16,107,267    15,280,942

Weighted average options and warrants
  treated as common stock equivalents           1,297,657       256,288
                                               ----------    ----------

PRIMARY AND FULLY DILUTED NUMBER OF SHARES     17,404,924    15,537,230
                                               ==========    ==========

  NET LOSS PER SHARE OF COMMON STOCK          $     (0.05)  $     (0.16)
                                               ==========    ==========

                                                                      EXHIBIT 11
                                                                          2 OF 2

                       WORLDCORP, INC. AND SUBSIDIARIES
                   CALCULATIONS OF EARNINGS PER COMMON SHARE
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                        1995                             1994
                                             -----------------------------    --------------------------
                                                                  Fully                          Fully
                                                Primary          Diluted         Primary        Diluted
                                             --------------  -------------    -------------  -------------

Net earnings from continuing operations       $      45,476   $     45,476    $      13,635  $      13,635

Plus:   assumed interest expense reduction
        from conversion of convertible debt              --          3,413               --          3,413
                                                -----------     ----------      -----------    -----------

 NET EARNINGS APPLICABLE TO
   COMMON STOCK                               $      45,476   $     48,889    $      13,635  $      17,048
                                                ===========     ==========      ===========    ===========

Weighted average common shares
 outstanding                                     15,864,340     15,864,340       15,234,857     15,234,857

Weighted average options and warrants
 treated as common stock equivalents              1,181,907      1,412,599           61,562        334,466

Weighted average other dilutive securities               --      5,877,034               --      5,877,034
                                                -----------     ----------      -----------    -----------

PRIMARY AND FULLY DILUTED NUMBER OF SHARES       17,046,247     23,153,973       15,296,419     21,446,357
                                                ===========     ==========      ===========    ===========

 NET EARNINGS PER SHARE OF
   COMMON STOCK                               $        2.67   $       2.11    $        0.89  $        0.79
                                                ===========     ==========      ===========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its consolidated financial statements. These statements primarily include the accounts of the contract flight operations of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. At September 30, 1995, WorldCorp owned 80.1% of World Airways' common stock. In October 1995, World Airways completed an initial public offering whereby 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. Subsequent to the offering, WorldCorp owns 59% of World Airways common stock.

     WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a company which designs, develops, and markets transaction processing software, interactive applications, customer support services, and enabling hardware for two industries: home banking and telephone company intelligent network services. In December 1993, US Order completed a $12.0 million private equity placement. On August 1, 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("Visa"). In February 1995, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million. In June 1995, US Order completed an initial public offering whereby 3,062,500 shares were issued and sold by US Order, and 1,365,000 shares were sold by WorldCorp. As of September 30, 1995, WorldCorp owned 59% of the voting stock of US Order.

OVERVIEW

     WorldCorp owns majority positions in companies that operate in two distinct business areas: air transportation (through World Airways) and transaction processing (through US Order). MHS Berhad of Malaysia is an equity investor in World Airways. Knight Ridder and Colonial Data Technologies, Inc. are equity investors in US Order.

AIR TRANSPORTATION

     General.  World Airways earns revenue primarily from four distinct markets
     -------
within the air transportation industry: passenger and cargo services to major international air carriers; passenger and cargo services, on a scheduled and ad hoc basis, to the U.S. Government; passenger services in seasonal charter markets; and cargo services to small package shippers and freight forwarders.In addition, in July 1995, World Airways commenced year-round scheduled passenger service between New York and Tel Aviv. World Airways' principal customers are Malaysian Airlines, Garuda Indonesia and Asiana Airlines, Inc. ("Asiana Airlines") within the international air carrier market; the U.S. Air Force within the U.S. Government market; Look Voyages of France and Dimensao Turismo of Brazil within the charter passenger market; and United Parcel Service ("UPS") within the freight shipping market.

     World Airways generally charges customers on a block hour basis rather than a per seat or per pound basis. A block hour is defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination. World Airways provides most services under two types of contracts: basic contracts and full service contracts. Under the terms of basic contracts, World Airways provides the aircraft, cockpit crew, maintenance and insurance and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling, aircraft push-back and de-icing services. Under the terms of full service contracts, World Airways provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, World Airways charges a lower rate per block hour for basic contracts than full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and basic contracts, fluctuations in revenues are not necessarily indicative of growth and profitability. It is important, therefore, to measure growth in World Airways' business by block hours flown and to measure profitability by operating income per block hour.

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

     As a means of improving average daily utilization, World Airways has recently sought multi-year contracts with high utilization guarantees. In late 1994, World Airways entered into a series of multi-year contracts, with expiration dates running from 1997 through 2000, to provide basic services to Malaysian Airlines. One contract provides for World Airways' operation of three MD-11 freighter aircraft for a five-year period for a combined guaranteed minimum of 1,200 hours per month (except when an aircraft is in scheduled maintenance). The lease for one of the aircraft commenced in June 1994, and the leases for the other two aircraft commenced in June and July 1995. A second contract provides for each of two of World Airways' MD-11 passenger aircraft to operate a guaranteed minimum of 320 hours per month from October 1994 through March 1997. For the 1994 fiscal year and the nine months ended September 30, 1995, 9% and 26%, respectively, of World Airways' revenues and 14% and 32%, respectively, of World Airways' block hours flown resulted from these new multi-year contracts with Malaysian Airlines. As a result of these new multi-year contracts, World Airways expects that Malaysian Airlines will provide a larger percentage of total revenues and block hours in the future.

     World Airways has received fixed awards from the U.S. Air Force since 1956,and the current annual contract commenced on October 1, 1995 and expires on September 30, 1996. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business. World Airways' fixed award for the current contract is $55.4 million compared to the $33.9 million fixed award for the prior contract. Due to the utilization of a significant number of World Airways' MD-11 aircraft under multi-year contracts with Malaysian Airlines and other contractual commitments, it is unlikely that World Airways will be able to accept all of the available expansion business.

     World Airways also receives significant revenues from airline services provided to Malaysian Airlines and Garuda Indonesia in connection with the annual Hadj pilgrimage. The current five-year Hadj contract with Malaysian Airlines expires after the 1996 Hadj. World Airways provides Hadj services to Garuda Indonesia under contracts which are awarded on an annual basis.

     As a result of these and other contracts, World Airways had an overall contract backlog at September 30, 1995 of $458 million, compared to $109 million at September 30, 1994. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Substantially all of the backlog (including all of the backlog beginning in 1997) relates to the multi-year contracts with Malaysian Airlines. The loss of any of World Airways' key contracts or a substantial reduction in business from these key customers, if not replaced, would have a material adverse effect on World Airways' financial condition and results of operations.

     Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. World Airways experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1995, World Airways' flight operations associated with the Hadj pilgrimage occurred from April 1 to April 30 and from May 13 to June 8. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. In recent years, soft demand and weakening yields in worldwide passenger markets adversely affected World Airways' results in the third quarter. Fourth quarter utilization depends primarily upon the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season. World Airways believes that its recent multi-year contracts with Malaysian Airlines and a recent increase in peak European summer tourist travel occurring in the third quarter should lessen the effect of these seasonal factors as experienced by World Airways in 1995.

     The price of fuel has not had a significant impact on World Airways' operations in recent years. World Airways' exposure to fuel risk is limited because (i) under the terms of World Airways' basic contracts, the customer is responsible for providing fuel, (ii) under the terms of its full service contracts with the U.S. Government, World Airways is reimbursed for the cost of fuel it provides, and (iii) under World Airways' charter contracts, World Airways is reimbursed for fuel price increases in excess of 5% of the price agreed upon in the contract, subject to a 10% cap. World Airways is, however, exposed to fuel price increases with respect to its scheduled passenger services. It does not purchase fuel under long-term contracts and does not enter into futures or fuel swap contracts.

     Business Trends.  World Airways operates in a challenging business
     ---------------
environment. During 1993 and 1994, the combination of a generally weak worldwide economy and excess capacity in the air transportation industry resulted in soft demand and weakening yields, which adversely affected World Airways' operating performance. In addition, World Airways incurred significant training costs and capital expenditures during this period in connection with shifting the mix of its aircraft fleet from DC10-30s to predominately MD-11s.

     World Airways believes, however, that its multi-year contracts with Malaysian Airlines, in combination with its continued relationships with other key customers, provide World Airways with a more predictable base of revenue than existed in the past when World Airways was more dependent on ad hoc, short-term business.

TRANSACTION PROCESSING

     US Order was organized in 1990 to provide interactive applications (including home banking and home shopping) primarily to individual customers on a smart telephone.

     On August 1, 1994, US Order sold its electronic banking and bill pay operations to Visa for approximately $15.0 million, the assumption of certain liabilities and the right to receive certain royalties during a 72-month period commencing January 1, 1995. In addition, Visa designated US Order as a "preferred provider" through the 72-month royalty period, and, as such, will make its member banks aware that US Order can provide certain of its interactive applications, customer support services, and smart telephones to Visa member banks, with Visa acting in certain cases as a direct marketer and reseller. Prior to December 31, 1994, US Order's primary source of revenue was from the monthly service fees which US Order charges its customers for the use of its smart telephones and interactive applications. As a result of the Visa transaction, US Order is in the process of converting these customers over to Visa member banks and over time expects to be offering its services strictly on a wholesale basis to Visa and other strategic partners. As each customer is converted to a Visa member bank, US Order will no longer collect monthly fee revenue from these customers. In January 1995, US Order entered into a strategic alliance with a leading manufacturer of Caller ID units, Colonial Data, to jointly develop and distribute US Order's next generation of smart telephones to various telecommunications industry. US Order's next generation smart telephone, the Falcon, is currently undergoing various certification testing by independent labs to meet Federal Communication Commission standards, and BellCore, a research and testing company jointly owned by the seven regional Bell operating companies. US Order expects the Falcon smart telephone to complete certification testing by the end of 1995. US Order expects its next generation smart telephone to be available for sale in the first quarter of 1996.

     On October 19, 1995, US Order completed a transaction to acquire a 40% equity interest in Home Financial Network, Inc. ("HomeNet"), a newly formed, development stage personal computer company that will develop and deliver electronic financial products and services for consumers. At closing, US Order exchanged approximately $5.0 million of its common stock in exchange for 40% of HomeNet. US Order believes that its investment in HomeNet will help round out its home banking strategy by adding a PC-based application to the current smart telephone and touch-tone applications that US Order offers. US Order expects HomeNet to incur operating losses at least through 1996 of which US Order will record its proportionate share. US Order expects that its share of these losses will adversely affect its operating results at least through 1996.

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

     As a result of the strategic change in US Order's business focus, US Order will generate revenue by selling its products, such as smart telephones and voice response systems, as well as by generating monthly fees for providing ongoing services, including interactive applications and customer support services. In addition, commencing January 1, 1995, through December 31, 2000, US Order has the right to receive on a quarterly basis from Visa $0.66 per month per active retail bill pay customer that uses the Visa Bill-Pay System, subject to certain limitations, including a reduction in the royalty payment for each quarter through December 31, 1997 by an offset amount (the "Visa Offset"). The Visa Offset, initially set at $73,315 per quarter, accumulates quarterly up to an aggregate of $0.9 million. US Order has not received any revenue from these Visa royalty payments through the nine month period ended September 30, 1995, and does not expect to receive any revenue from these payments, after application of the Visa Offset, through the first half of 1996.

RESULTS OF OPERATIONS

AIR TRANSPORTATION
------------------

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

     Operating Revenues.   Total block hours increased 4,175 hours, or 63%, to
     ------------------
10,797 hours for the third quarter of 1995 from 6,622 hours in the comparable 1994 period, with an average of 11.4 available aircraft per day for the third quarter of 1995 compared to 7.1 in the comparable 1994 period. Average daily utilization (block hours flown per day per aircraft) increased to 10.3 hours for the three months ended September 30, 1995 from 10.1 hours for the three months ended September 30, 1994. During 1994 and in the first nine months of 1995, the Company began to obtain a higher percentage of its revenues under basic contracts as opposed to full service contracts. For the three months ended September 30, 1995, basic contracts accounted for 57% of total block hours, up from 32% for the three months ended September 30, 1994.

     Total operating revenues increased $27.7 million, or 54%, for the three months ended September 30, 1995 to $79.2 million from $51.5 million in 1994. This increase was primarily attributable to the $24.1 million in revenues generated from the new multi-year contracts with Malaysian Airlines. Average daily utilization on these contract for the three months ended September 30, 1995 was 10.9 hours. In addition, the Company realized an increase in revenues associated with services to certain international carriers, contract flying for the Air Force, and as a result of the commencement of scheduled service operations to Tel Aviv in July 1995. Partially offsetting these increases was a decrease in revenues associated with the 1995 summer charter programs to Europe.

     Operating Expenses.  Total operating expenses increased $17.5 million, or
     ------------------
30%, for the three months ended September 30, 1995 to $75.2 million from $57.7 million in 1994.

     Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel, and maintenance. Also included are expenses related to flight dispatch, flight operations administration. Handling fees are negotiated with third party contractors on an airport specific basis. Landing fees are subject to unilateral increases by various governments. Navigation fees are incurred primarily in international flights. Flight operations expenses increased $3.2 million, or 15%, for the three months ended September 30, 1995 to $24.4 million from $21.2 million in 1994. This increase was primarily due to an increase in block hours flown, higher cockpit crews levels associated with the planned integration of two MD-11s into the Company's fleet in 1995, an increase in interrupted trip expenses, and an increase in accruals under the Company's profit sharing plans for its crewmembers during the 1995 period. These factors were partially offset by the shift from full service to basic contracts.

     Maintenance expenses increased $3.9 million, or 53%, for the three months ended September 30, 1995 to $11.3 million from $7.4 million in 1994. This increase resulted primarily from the increase in block hours flown in 1995 and higher costs associated with the incremental DC10-30 aircraft, partially offset by lower costs associated with reduced maintenance requirements of new MD-11 aircraft and the guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft and related engines.

     Aircraft costs increased $6.6 million, or 50%, for the three months ended September 30, 1995 to $19.8 million from $13.2 million in 1994. This increase was primarily due to the lease of two additional MD-11 convertible aircraft in the first quarter of 1995 and the short-term lease of incremental DC10-30 aircraft in the fourth quarter of 1994 and the second quarter of 1995, partially offset by the return of three lower-cost DC10-30 aircraft to the lessor in the third quarter of 1994.

     Fuel expenses increased $0.8 million, or 11%, for the three months ended September 30, 1995 to $8.1 million from $7.3 million in 1994. This increase was primarily due to a 12% increase in gallons uplifted as a result of the increase in block hours flown in 1995, partially offset by a decrease in price per gallon.

     Promotions, sales and commissions expenses increased $2.0 million for the three months ended September 30, 1995 to $2.6 million from $0.6 million in 1994. This increase resulted primarily from commissions paid in connection with scheduled service operations to Tel Aviv which commenced in July 1995.

     Depreciation and amortization increased $0.5 million, or 50%, for the three months ended September 30, 1995 to $1.5 million from $1.0 million in 1994. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain MD-11 aircraft integration costs and other deferred costs..

     General and administrative expenses increased $1.1 million, or 22%, for the three months ended September 30, 1995 to $6.0 million from $4.9 million in 1994. This increase was primarily due to start-up expenses and an increase in Company personnel necessary to commence scheduled service operations in July 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

     Operating Revenues.  Total block hours increased 7,741 hours, or 38%, to
     ------------------
28,023 hours for the first nine months of 1995 from 20,282 hours in the comparable 1994 period, with an average of 10.3 available aircraft per day for the first nine months of 1995 compared to 8.7 in the comparable 1994 period. Average daily utilization (block hours flown per day per aircraft) increased 18% to 10.0 hours for the nine months ended September 30, 1995 from 8.5 hours for the nine months ended September 30, 1994. For the nine months ended September 30, 1995, basic contracts accounted for 73% of total block hours, up from 59% for the same period in 1994.

     Revenues from contract flight operations increased $50.0 million, or 37%, for the nine months ended September 30, 1995 to $186.2 million from $136.2 million in 1994. This increase was primarily attributable to a $46.8 million increase in revenues generated from the new multi-year contracts with Malaysian Airlines. Average daily utilization on these contract for the nine months ended September 30, 1995 was 10.8 hours. In addition, the Company realized an increase in revenues associated with services to certain international carriers and as a result of the commencement of scheduled service operations to Tel Aviv in July 1995. Partially offsetting these increases was a decrease in revenues associated with the 1995 summer charter programs to Europe.

     Revenues from flight operations subcontracted to other carriers increased $6.3 million for the nine months ended September 30, 1995 to $8.5 million from $2.2 million in 1994. This increase resulted primarily from the Company's need subcontract certain flights to other carriers due to peak airlift requirements for the 1995 Hadj pilgrimage.

     Operating Expenses.  Total operating expenses increased $39.3 million, or
     ------------------
27%, for the nine months ended September 30, 1995 to $183.2 million from $143.9 million in 1994.

     Flight operations expenses increased $6.5 million, or 14%, for the nine months ended September 30, 1995 to $53.3 million from $46.8 million in 1994. This increase was primarily due to an increase in block hours flown, higher cockpit crews levels associated with the integration of two MD-11s into the Company's fleet in 1995, and an increase in accruals under the Company's profit sharing plans for its crewmembers during the 1995 period. These factors were partially offset by the shift from full service to basic contracts.

     Maintenance expenses increased $13.4 million, or 72%, for the nine months ended September 30, 1995 to $31.9 million from $18.5 million in 1994. This increase resulted primarily from a non-recurring 1994 reversal of $4.2 million of excess maintenance reserves associated with the expiration of three DC10-30 aircraft leases and the increase in block hours flown in 1995, partially offset by lower costs associated with reduced maintenance requirements of new MD-11 aircraft and the guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft and related engines.

     Aircraft costs increased $11.1 million, or 27%, for the nine months ended September 30, 1995 to $52.7 million from $41.6 million in 1994. This increase was primarily due to the lease of two additional MD-11 convertible aircraft in the first quarter of 1995 and the short-term lease of incremental DC10-30 aircraft in the fourth quarter of 1994 and the second quarter of 1995, partially offset by the return of three lower-cost DC10-30 aircraft to the lessor in the third quarter of 1994.

     Fuel expenses decreased $0.7 million, or 5%, for the nine months ended September 30, 1995 to $14.0 million from $14.7 million in 1994. This decrease was primarily due to a shift from full service to basic contracts in 1995 under which the Company is not responsible for fuel.

     Promotions, sales and commissions expenses increased $1.6 million for the nine months ended September 30, 1995 to $2.7 million from $1.1 million in 1994. This increase resulted primarily from commissions paid in connection with scheduled service operations to Tel Aviv which commenced in July 1995.

     Depreciation and amortization increased $1.1 million, or 35%, for the nine months ended September 30, 1995 to $4.2 million from $3.1 million in 1994. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain MD-11 aircraft integration costs and other deferred costs.

     General and administrative expenses decreased $0.2 million to $15.7 million for the nine months ended September 30, 1995 versus $15.9 million in 1994. This decrease resulted primarily from a reduction in certain administrative expenses, partially offset by various start-up expenses and an increase in personnel necessary to commence scheduled service operations in July 1995.

TRANSACTION PROCESSING
----------------------

     Results of operations for 1994 reflect US Order's prior retail strategy. Results of operations for the periods ended September 30, 1995 reflect US Order's current wholesale strategy.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

     Revenue.  US Order's third quarter revenues increased by $0.9 million from
     -------
$0.3 million in 1994 to $1.2 million in 1995. This increase is primarily related to the sale of new products, such as its smart telephones, which US Order began selling through its "preferred provided" relationship with Visa in 1995. All of US Order's third quarter product sales were generated from the sale of its smart telephones and voice response systems. Service revenues for
the third quarter of 1995 were generated primarily from three sources:   (1)
customer support services, (2) monthly service fees, and (3) miscellaneous development fees for smart telephone applications. US Order's customer support services of approximately $0.2 million for the quarter were remarketed by Visa Interactive to Visa member banks under US Order's reseller agreement with Visa Interactive. The monthly service fees accounting for approximately $0.2 million of US Order's service fees were from its customers who used its smart telephones and interactive applications during the third quarter of 1995, compared to approximately $0.3 million during the same period in 1994. The decrease of $0.1 million was primarily due to the fact that US Order is in the process of converting these customers to Visa member banks and over time expects to be offering these services strictly on a wholesale basis.

     Cost of Revenue.  US Order's cost of revenue increased by $0.4 million
     ---------------
during the third quarter of 1995 compared to the same period in 1994 due to the sale of its products such as its voice response systems and smart telephones.
US Order's cost of revenue historically has consisted of bill pay processing costs and depreciation of US Order's smart telephones being utilized by customers for a monthly fee under US Order's prior retail strategy. Beginning in 1995, US Order began selling its smart telephones and voice response systems pursuant to a market penetration strategy designed to build an installed base of subscribers who are potential sources of monthly fees.

     Operating Expenses.  Research and development costs were $0.3 million for
     ------------------
the three months ended September 30, 1995 compared to $0.7 million during the same period in 1994. The decrease of $0.4 million was primarily due to a one time payment to employees in August 1994 of $3.25 million for the cancellation of their vested options of which a portion was attributed to research and development employees. The payment was made in conjunction with the August 1, 1994 purchase of US Order's bill pay operations, where Visa required that all US Order employees who became employees of Visa Interactive cancel their outstanding vested options to eliminate any potential conflict of interest. Of the $3.25 million, approximately $2.1 million was paid to US Order employees who became Visa Interactive employees as of August 1, 1994 and $1.1 million was paid to employees who remained with US Order. US Order has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of US Order in the future. Research and development related expenses for the third quarter of 1995 were largely attributable to developing, designing, and testing US Order's fourth generation smart telephone, the Falcon, which US Order anticipates will be available for sale in the first quarter of 1996.

     While there were $0.1 million of advertising and promotion expenses in the third quarter of 1994, there were no such expenses in the third quarter of 1995. Advertising expenses were significant prior to 1995 due to US Order's efforts to market its smart telephones and interactive applications directly to the end user. US Order ceased advertising to end users after the sale of US Order's electronic bill pay system to Visa in August 1994, as it began to offer its services and products on a wholesale basis. US Order does not expect advertising expenses to be significant in 1995.

     General and administrative expenses were $1.4 million in the third quarter of 1995 versus $4.2 million during the comparable period in 1994. The decrease of $2.8 million was primarily due to a one time payment to employees in August 1994 of $3.25 million. This decrease was partially offset by reduced costs associated with approximately 60% of US Order's personnel becoming Visa Interactive employees effective August 1, 1994.

     In the future, US Order expects that aggregate general and administrative expense will increase as US Order grows. The amount of any increase will depend on the products and services offered by US Order and its alliances with strategic partners.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

     Revenue.  US Order's third quarter revenues increased by $1.9 million from
     -------
$1.0 million in 1994 to $2.9 million in 1995. This increase is primarily related to the sale of US Order's new products, such as its smart telephone, which US Order began selling through its "preferred provided" relationship with Visa in 1995. All of US Order's third quarter product sales were generated from the sale of its smart telephones and voice response systems. Service revenues for the first nine months of 1995 were generated primarily from three sources:
(1) customer support services, (2) monthly service fees, and (3) miscellaneous development fees for smart telephone applications. US Order's customer support services of approximately $0.4 million for the period were remarketed by Visa Interactive to Visa member banks under US Order's reseller agreement with Visa Interactive. The monthly service fees which accounted for approximately $0.7 million of US Order's service revenues were from its customers who used its smart telephones and interactive applications during the first nine months of 1995, compared to $0.9 million during the same period in 1994. The decrease of $0.2 million was primarily due to the fact that US Order is in the process of converting these customers to Visa member banks and over time expects to be offering these services strictly on a wholesale basis.

     Cost of Revenue.  US Order's cost of revenue increased by $1.2 million for
     ---------------
the first nine months of 1995 compared to the same period in 1994, due to the sale of its products such as its voice response systems and smart telephones.
US Order's cost of revenue historically has consisted of bill pay processing costs and depreciation of US Order's smart telephones being utilized by customers for a monthly fee under US Order's prior retail strategy. Beginning in 1995, US Order began selling its smart telephones and voice response systems pursuant to a market penetration strategy designed to build an installed base of subscribers who are potential sources of monthly fees.

     Operating Expenses.  Research and development costs were $0.8 million for
     ------------------
the nine months ended September 30, 1995 compared to $1.2 million during the same period in 1994. The decrease of $0.4 million was primarily due to a one time payment to employees in August 1994 of $3.25 million for the cancellation of their vested options of which a portion was attributed to research and development employees. The payment was made in conjunction with the August 1, 1994 purchase of US Order's bill pay operations where Visa required that all US Order employees who became employees of Visa Interactive cancel their vested options to eliminate any potential conflict of interest. Of the $3.25 million, approximately $2.1 million was paid to US Order employees who became Visa Interactive employees as of August 1, 1994 and $1.1 million was paid to employees who remained with US Order. US Order has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of US Order in the future. Research and development related expenses for the first nine months of 1995 were largely attributable to developing, designing, and testing the US Order's fourth generation smart telephone, the Falcon, which

US Order anticipates will be available for sale in the first quarter of 1996.

     While advertising and promotion expenses were $0.8 million for the first nine months of 1994, there were relatively no expenses of this type for the same period in 1995. Advertising expenses were significant prior to 1995 due to US Order's efforts to market its smart telephones and interactive applications directly to the end user. US Order ceased advertising to end users after the sale of US Order's electronic bill pay system to Visa in August 1994, as it began to offer its services and products on a wholesale basis. US Order does not expect advertising expenses to be significant in 1995.

     General and administrative expenses were $3.8 million in the first nine months of 1995 versus $7.5 million during the comparable period in 1994. The decrease of $3.7 million was primarily due to a one time payment to employees in August 1994 of $3.25 million. This decrease was partially offset by reduced costs associated with approximately 60% of US Order's personnel becoming Visa Interactive employees effective August 1, 1994.

     In the future, US Order expects that aggregate general and administrative expense will increase as US Order grows. The amount of any increase will depend on the products and services offered by US Order and its alliances with strategic partners.

HOLDING COMPANY
---------------

     General and administrative expenses decreased $0.3 million for the three months ended September 30, 1995 to $1.0 million from $1.3 million during the comparable 1994 period. This decrease resulted primarily from a decrease in professional fees, partially offset by goodwill amortization.

     For the nine month period ended September 30, 1995, general and administrative expenses increased $1.2 million to $3.7 million from $2.5 million in the comparable 1994 period. This increase was primarily due to goodwill amortization and compensation expense associated with executive stock options in 1995.

OTHER INCOME (EXPENSE)
----------------------

     Interest income increase $0.7 million and $0.8 million for the three and nine months ended September 30, 1995, respectively, from the same periods in 1994. These increases were primarily due to an increase in cash and investments balances.

     In February 1994, WorldCorp recognized a gain of $26.9 million from the sale of 24.9% of World Airways common stock, pursuant to an October 1993 agreement.

     In August 1994, US Order sold its electronic banking and bill payment operations to Visa. As a result of this transaction, the Company recognized a gain of $14.5 million.

     In April 1995, US Order filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 3,500,000 shares (exclusive of the underwriters' over-allotment option) of US Order's common stock. The offering was completed in June 1995. Of the shares registered, 2,800,000 were issued and sold by US Order, and 700,000 shares were sold by WorldCorp. In June 1995, US Order exchanged 230,000 shares of its restricted common stock for 170,743 shares of Colonial Data's unregistered common stock. As a result of these transactions, the Company recognized a gain of $48.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is highly leveraged, primarily due to debt restructurings in 1987 and 1992, substantial debt and operating lease commitments during 1993 in connection with acquiring MD-11 aircraft and related spare parts, and losses the Company incurred in the past several years.

     The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of stock of its subsididaries, secured borrowings, and other financings from banks and other lenders.

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

     Cash Flows from Operating Activities.  During the first nine months of
     ------------------------------------
1995, operating activities provided $10.6 million of cash compared to using $28.5 million of cash in the first nine months of 1994. This increase in cash for 1995 was primarily due to the following activities in the first six months of 1995: an increase in operating income over 1994; increases in accounts payable and accrued expenses; and decreases in deposits and prepaid expenses incurred during the period. These factors were partially offset by an increase in accounts receivable during the first nine months of 1995 over the comparable 1994 period.

     Cash Flows from Investing Activities.  Investing activities used $17.5
     ------------------------------------
million of cash in the nine months ended September 30, 1995 compared to providing $12.7 million during the first nine months of 1994. This decrease in cash resulted primarily from the purchase of rotable spare parts required for the integration of two MD-11 aircraft in 1995 and the purchase of spare parts to be maintained in Malaysia as a result of the new contracts with Malaysian Airlines. In addition, US Order sold its banking operations to Visa for $14.7 million (net of related expenses) in 1994.

     Cash Flows from Financing Activities.  In the first nine months of 1995,
     ------------------------------------
financing activities provided $61.2 million of cash compared to $6.4 million of cash provided during the first nine months of 1994. This increase in cash provided resulted primarily from the sale of US Order's stock for $60.3 million in cash in June 1995. In February 1994, the Company sold 24.9% of Common Stock to MHS for $24.7 million in cash. Also in 1994, the Company made net repayments of $16.3 million of its borrowings.

     Capital Commitments.  In October 1992 and January 1993, World Airways
     -------------------
signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by World Airways with increasing rent costs. As of September 30, 1995, World Airways had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two convertible MD-11s. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits of $1.2 million toward the option aircraft.

     In November 1995, World Airways signed a letter of intent with the manufacturer to lease two MD-11ER aircraft to be delivered in the first quarter of 1996. Under the agreement, World Airways will lease each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, the above-mentioned deposits will be applied towards these two aircraft. In addition, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the other lessee terminates its lease with the manufacturer at that time. There can be no assurances, however, that a final agreement on this transaction will be completed.

     World Airways maintains three long-term DC10-30 aircraft leases with terms expiring in 1997, 1998, and 2003. World Airways may choose to lease additional DC10-30 aircraft primarily to meet peak demand requirements.

     As of September 30, 1995, annual minimum payments required under World Airways' aircraft and lease obligations total $16.5 million for the remainder of 1995 and $83.8 million for 1996, including the two MD-11ER aircraft mentioned above.

     World Airways spent $10.4 million to purchase spare parts and to make cash security deposits for MD-11 integration in the first nine months of 1995. On September 29, 1995, World Airways entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. World Airways estimates that its required capital expenditures for MD-11 integration will be approximately $4.3 million for the remainder of 1995. In August 1995, World Airways amended its aircraft spare parts facility under the Credit Agreement to provide for a variable rate borrowing of $10.5 million. Approximately $2.5 million of this facility was used to pay off the previously outstanding balance of the spare parts loan facility and approximately $1.6 million will be used to purchase additional spare parts for MD-11s required in the fourth quarter of 1995. The balance of this loan facility was used to increase cash balances which were reduced during the first nine months of 1995 to purchase MD-11 spare parts. In addition, World Airways intends to purchase an additional spare engine to be delivered in the first quarter of 1996. The engine will cost approximately

$8.0 million. World Airways has a commitment from the engine manufacturer to finance 80% of the purchase price over a seven-year term with an interest rate to be fixed at the time of delivery. In addition, World Airways made a $1.2 million downpayment towards this purchase in September 1995.

     As discussed above, World Airways has signed a letter of intent for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. Upon successful completion of this agreement, World Airways estimates that it will require approximately $6.4 million for additional spare parts and $8.0 million for an additional spare engine in 1996. As part of the agreement for the MD-11 aircraft, World Airways will receive spare parts financing from the lessor of $9.0 million of which $3.0 million will be advanced with the delivery of each aircraft, and the remaining $3.0 million will be available in December 1996. World Airways is currently in negotiations for the financing of the additional spare engine. No assurances can be given, however, that World Airways will take delivery of the above-mentioned aircraft, obtain the consents required to incur such capital expenditures or obtain financing necessary to make the associated spare parts and engine purchases.

     World Airways anticipates that its total capital expenditures in 1995 and in 1996 will be approximately $22.7 million and $29.5 million, respectively. On September 28, 1995, the Credit Agreement was amended to increase the limit on capital expenditures by World Airways to no more than $25.0 million in 1995. While the Credit Agreement limits capital expenditures by World Airways to no more than $15.0 million in 1996, World Airways currently is negotiating with BNY Financial Corporation to amend the Credit Agreement to increase the annual limit on capital expenditures. There can be no assurance that the Credit Agreement will be so amended or that a waiver will be obtained, in which event World Airways would expect to limit its annual capital expenditures to $15.0 million.

     World Airways is seeking authority to provide scheduled passenger and cargo service between New York and points in West Africa and South Africa. If World Airways receives such approval, it will incur start-up costs in an as yet undetermined amount. World Airways believes it will be able to fund such start-up costs from its operating cash flow and the proceeds of the Offering.

     As of November 1, 1995, US Order had committed to purchase from Standard Telecommunications Ltd. 30,000 Falcon phones for approximately $3.3 million. US Order had no other material commitments for capital expenditures nor does it anticipate a significant change in the current level of its capital expenditures.

     In October 1995, US Order entered into a facilities operating lease for 30,000 additional square feet of office space which will be used in addition of US Order's current office space. The lease covers a fifty three month period commencing July 1, 1996 with aggregate minimum lease payments equal to approximately $2.8 million.

     US Order's primary needs for cash in the future are for investment in product development, working capital, the financing of operating losses and capital expenditures. In order to meet US Order's needs for cash for the next 12 months, US Order will utilize proceeds from its June 1995 initial public offering and, to the extent available, gross margins generated form the sale of its products and services. Additionally, US Order will utilize proceeds from funds generated from asset sales, including approximately $0.7 million of its first and second generation smart telephones (which US Order sells to third parties for use as point of sale terminals) and its $2.5 million advertising credit which was received as partial consideration for certain shares of Series C convertible preferred stock in 1993, subject to certain restrictions regarding its use.

     As of September 30, 1995, WorldCorp had parent company repayment obligations for the remainder of 1995 and 1996 totaling $10.8 million and $8.0 million, respectively, consisting primarily of an $8.5 million (excluding interest thereon) note payable to MHS due in December 1995 and approximately $2.3 million and $8.0 million of annual debt service on subordinated notes and debentures for the fourth quarter of 1995 and full year 1996, respectively. WorldCorp intends to satisfy these obligations with its current cash reserves.

     On August 25, 1994, the Company's Board of Directors approved the exercise of WorldCorp's option to purchase 4.8 million shares of US Order common stock held by its founders (the "Founders"). Under the terms of this agreement, WorldCorp paid $3.9 million in consideration as follows: $2.1 million in shares of WorldCorp common stock and $1.8 million in cash. Prior to December 31, 1994, WorldCorp paid $0.4 million in cash to the Founders in exchange for 498,794 shares of US Order common stock. Effective February 16, 1995, WorldCorp purchased the remaining 4.3 million shares of US Order common stock with 302,282 shares of WorldCorp common stock, $0.3 million in cash, and

$1.1 million in the form of notes due to the Founders. These notes were paid in the third quarter of 1995. As of September 30, 1995, WorldCorp owned 59% of the voting stock of US Order.

     As of September 30, 1995, the Company holds approximately $5.2 million (at book value) of aircraft spare parts and transaction processing terminals currently available for sale.

     Financing Developments.  On October 30, 1993, WorldCorp, World Airways, and
     ----------------------
MHS entered into the MHS Stock Purchase Agreement pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock. On February 28, 1994, the transaction was completed. World Airways received upon closing $12.4 million to fund its working capital requirements. The remaining proceeds from the sale ($15.0 million less a $2.6 million deposit received in November 1993) were paid directly to WorldCorp.

     In 1993, World Airways entered into the Credit Agreement, which included a $12.0 million spare parts loan and an $8.0 million revolving line of credit collateralized by certain receivables, inventory, equipment, and general intangibles. World Airways is prohibited from granting a security interest in such collateral to anyone other than BNY Financial Corporation. Approximately $10.8 million of the proceeds from this borrowing were used to retire existing obligations. This agreement contains certain covenants related to World Airways' financial condition and operating results. At December 31, 1994, World Airways was not in compliance with certain of these covenants, including minimum net income requirements, but obtained a waiver of these covenants from the financial institution. In March, August and September of 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995, in August 1995 and in September 1995, respectively, and extended the credit facility's term to 1998. Under the terms of the amended Credit Agreement, World Airways is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases), (ii) declare or pay dividends if after giving effect to such dividends World Airways's cash or cash equivalents would be less than $7.5 million or (iii) make capital expenditures in 1995 of more than $25.0 million or in any subsequent year of more than $15.0 million. World Airways must also maintain a certain quarterly net worth and net income (loss) requirements, and at September 30, 1995, World Airways was in compliance with the terms of the credit agreement as in effect as of such date. No assurances can be given that World Airways will continue to meet these revised covenants or, if necessary, obtain the required waivers. As of September 30, 1995, $3.1 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized, with no borrowing capacity currently available, and $10.1 million of the $12.0 million spare parts loan was outstanding. As discussed above, World Airways has amended the aircraft spare parts facility under the Credit Agreement to provide for a variable rate borrowing of $10.5 million. World Airways used a portion of the proceeds from this loan to pay off the previously outstanding balance.

     As discussed above, on September 29, 1995 World Airways entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. World Airways paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a 40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999.

     In the first quarter of 1995, World Airways obtained approximately $6.0 million in short-term borrowings from equipment lessors for working capital purposes. These borrowings bear interest at an average interest rate of approximately 11%. Approximately $5.5 million of this financing was repaid in the second and third quarters of 1995. The remaining balance will be repaid in monthly installments through December 1995.

     In April 1995, US Order filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 3,500,000 shares (exclusive of the underwriters' over-allotment option) of US Order's common stock. The offering was completed in June 1995. Of the shares registered, 2,800,000 were issued and sold by US Order, and 700,000 shares were sold by WorldCorp. As a result of this offering, US Order and WorldCorp received $41.8 million and $18.7 million in net proceeds, respectively. US Order used part of its proceeds to satisfy debt obligations (including those to WorldCorp). The remaining balance will be used to fund US Order's future capital requirements. World Corp will use its proceeds to fund its debt service requirements and increase its cash position. At September 30, 1995, WorldCorp owned 59% of the voting stock of US Order.

     In August 1995, World Airways filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 2,900,000 shares of World Airways' common stock. The offering was completed in October 1995. Of the 2,900,000 shares registered, 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. As a result of this offering, World Airways and WorldCorp received approximately $22.8 million and $10.2 million in net proceeds, respectively. World Airways will use its proceeds to increase cash reserves and fund future capital requirements. World Corp will use its proceeds to fund its debt service requirements and increase its cash position. At September 30, 1995, WorldCorp owned 59% of the voting stock of World Airways.

     The Company believes that the combination of the financings consummated to date and the operating and additional financing plans described above will be sufficient to allow the Company to meet its operating and capital requirements for the next twelve months.

OTHER MATTERS

     Legal and Administrative Proceedings.  World Airways and WorldCorp (the
     ------------------------------------
"World Defendants") are defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation (the "Committee") in August 1992, captioned Washington Bancorporation v. Boster, et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation").

     The complaint asserts that the World Defendants received preferential transfers or fraudulent conveyances from Washington Bancorporation when the World Defendants received payment at maturity on May 4, 1990 of Washington Bancorporation commercial paper purchased on May 3, 1990. Washington Bancorporation filed for relief under the Federal Bankruptcy Code on August 1, 1990. The Committee seeks recovery of approximately $4.8 million from World Airways and approximately $2.0 million from WorldCorp, which are alleged to be the amounts paid to each of World Airways and WorldCorp by Washington Bancorporation. On the motion of the World Defendants, among others, the Boster Litigation was removed from the Bankruptcy Court to the District Court for the District of Columbia on May 10, 1993. The World Defendants filed a motion to dismiss the Boster Litigation as it pertains to them on June 9, 1993, and intend to vigorously contest liability. On September 20, 1995, the District Court for the District of Columbia granted the motion to dismiss filed by the World Defendants with respect to three of the four counts alleged in the litigation, but declined to grant a motion to dismiss the remaining claim regarding fraudulent transfers. The District Court's ruling is subject to appeal in certain cases. The World Defendants filed a summary motion with respect to the remaining claim on October 19, 1995, which remains pending. In any event, the Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the Committee were successful in recovering the full amount claimed, the resolution could have a material adverse effect on the Company's financial condition and results of operations.

     In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.

     Employee Relations.  World Airways' cockpit crew members, who are
     ------------------
represented by the Teamsters, are subject to a four-year collective bargaining agreement expiring in June 1998. This agreement permitted World Airways to modify crew member work rules in exchange for pay increases.

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

     World Airways' aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). This contract became subject to renegotiation on June 30, 1993. In May 1995, the parties reached agreement with respect to a new four-year contract which remains subject to employee ratification. Fewer than 12 employees are covered by this collective bargaining agreement.

     World Airways is unable to predict whether any of its employees not currently represented by a labor union, such as World Airways' maintenance personnel, will elect to be represented by a labor union or collective bargaining unit. The election by such employees of representation in such an organization could result in employee compensation and working condition demands that could have a material adverse effect on the financial results of World Airways.

     Dividend Policy.  WorldCorp has never paid any cash dividends and does not
     ---------------
plan to do so in the foreseeable future.   Both the 13 7/8% Subordinated Notes
Indenture and the indenture pursuant to which the Debentures were issued (the "Indentures") restrict the Company's ability to pay dividends or make other distributions on its common stock. In addition, the Indentures originally restricted the ability of World Airways and US Order to pay dividends other than to the Company. In 1994, however, the Company received approval from the holders of the Indentures to allow World Airways to pay dividends to parties other than the Company.

     The $20 million credit facility also contains restrictions on World Airways' ability to pay dividends. Under this agreement, World Airways cannot declare, pay, or make any dividend or distribution in any six-month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months. In addition, World Airways must have a cash balance of at least $7.5 million immediately after giving effect to such dividend or distribution. Additionally, WorldCorp, which upon completion of the World Airways stock option, owned approximately 59% of World Airways' common stock, is subject to the provisions of two indentures expiring in 1997 and 2004, respectively, under which it is obligated to cause World Airways not to pay dividends upon the occurrence of any events of default by WorldCorp under such indentures.

     All of the funds from operations are generated by the Company's subsidiaries. The ability of the Company and its subsidiaries to pay principal and interest on their respective short and long-term obligations is substantially dependent upon the payment to the Company of dividends, interest or other charges by its subsidiaries and upon funds generated by the operations of the subsidiaries.

     Income Taxes.  In August 1991, 5.7 million shares of WorldCorp common stock
     ------------
were sold by a group of existing shareholders. This transaction constituted an "ownership change" of WorldCorp (and thus the Company) as defined under Section 382 of the Code (the "1991 Ownership Change"). The 1991 Ownership Change subjected WorldCorp to an annual limitation in 1991 and future years in the use of net operating loss carryforwards ("NOLs") that were available to WorldCorp (and thus allocable to the Company) on the date on which the 1991 Ownership Change occurred. As of December 31, 1994, the Company had NOLs for federal income tax purposes of $153.3 million which, if not utilized to offset taxable income in future periods, will expire from 1997 to 2009. Of this amount, $72.6 million is subject to a $6.3 million annual limitation (the "Limitation") resulting from the 1991 Ownership Change. The remaining $80.7 million was generated after the 1991 Ownership Change and, therefore, is not currently subject to annual limitation. As a result of the transactions between the Company and MHS during 1994, approximately $111.0 million of the consolidated NOL (subject to the limitation) will be allocated to World Airways and, therefore, will only be available to offset future federal taxable income of World Airways.

     While the Company believes that the World Airways Stock Offering has not caused an ownership change, the application of the Code in this area is subject to interpretation by the IRS. If future transactions in the capital stock of WorldCorp or World Airways, combined with the effect of the World Airways Stock Offering, result in an ownership change, the use of World Airways' NOLs in future years would be further limited. The amount of the annual limitation that would apply to World Airways' NOLs after an ownership change would equal the product of the value of the outstanding stock of World Airways immediately prior to such ownership change multiplied by the long-term tax-exempt rate at such time, which is determined monthly and was 5.88% in July 1995. In the event that more than $5.0 million of the outstanding convertible debentures of Worldcorp are converted into WorldCorp common stock, the Company believes an ownership change will occur.

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

     New Accounting Standard.  In June 1995, the Financial Accounting Standards
     -----------------------
Board issued a Statement of Financial Accounting Standards No.121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of ("SFAS No. 121"). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the adoption of this statement will not have a significant effect on its financial statements. The Company is required to adopt this statement in 1996.

     Inflation.  The Company believes that inflation has not had a material
     ----------
effect on the Company's revenues during the past three years.

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

      10.41    Aircraft Lease Agreement for Aircraft Serial Number 48633 dated as                Incorporated
               of September 30, 1992 between World Airways, Inc. and International               by reference
               Lease Finance Corporation.(Filed as Exhibit 10.41 to WorldCorp, Inc.'s
               Annual Report on Form 10-K for financial year ended Dec 31, 1992 and incorporated herein by reference.)

      10.42    Aircraft Lease Agreement for Aircraft Serial Number 48631 dated as                Incorporated
               of September 30, 1992 between World Airways, Inc. and International               by reference
               Lease Finance Corporation. (Filed as Exhibit 10.42 to WorldCorp, Inc.'s
               Annual Report on Form 10-K for financial year ended Dec 31, 1992 and incorporated herein by reference.)

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

      10.45    DC10-30 Aircraft Charter Agreement dated as of March 18, 1993                     Incorporated
               between World Airways, Inc. and PT. Garuda Indonesia. (Filed as Exhibit 10.45     by reference
               to WorldCorp, Inc's Annual Report on Form 10-K for the fiscal year ended
               Dec 31, 1993 and incorporated herein by reference.)

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

      10.47    Aircraft Parts Security Agreement dated as of December 7, 1993                    Incorporated
               between World Airways, Inc. and BNY Financial Corporation. (Filed as Exhibit      by reference
               10.47 to WorldCorp, Inc's Annual Report on Form 10-K for the fiscal year ended
               Dec 31, 1993 and incorporated herein by reference.)

      10.48    Warrant Certificate dated as of December 7, 1993 between WorldCorp,               Incorporated
               Inc. and BNY Financial Corporation. (Filed as Exhibit 10.48 to WorldCorp, Inc's   by reference
               Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

      10.50    Subscription and Preferred Stock Purchase Agreement dated as of                   Incorporated
               December 20, 1993 between US Order, Inc. and Knight-Ridder, Inc. (Filed as        by reference
               Exhibit 10.50 to WorldCorp, Inc's Annual Report on Form 10-K for the
               fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

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

      10.54    Series C Preferred Stock Purchase Agreement dated as of December                  Incorporated
               21, 1993 between US Order, Inc. and VeriFone, Inc. (Filed as Exhibit 10.54        by reference
               to WorldCorp Inc's Annual Report on Form 10-K for the fiscal year ended
               Dec 31, 1993 and incorporated herein by reference.)

      10.55    Registration Rights Agreement dated as of December 21, 1993                       Incorporated
               between US Order, Inc. and VeriFone, Inc. (Filed as Exhibit 10.55 to WorldCorp    by reference
               Inc's Annual Report on Form 10-K for the fiscal year ended Dec 31, 1993 and incorporated herein by reference.)

      10.57    Investment Agreement dated as of December 21, 1993 by and among                   Incorporated
               US Order, Inc., WorldCorp, Inc., and VeriFone, Inc. (Filed as Exhibit 10.57 to    by reference
               WorldCorp, Inc's Annual Report on Form 10-K for the fiscal year ended
               Dec 31, 1993 and incorporated herein by reference.)

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

      10.59    Lease Agreement dated as of June 1, 1993 between World Airways,                   Incorporated
               Inc. and Mattei Corporation. (Filed as Exhibit 10.59 to WorldCorp Inc's           by reference
               Annual Report on Form 10-K for the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

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

      10.86/1/ Acquisition Agreement Among VISA International Service Association,               Incorporated
               US Order, Inc, and WorldCorp, Inc, dated as of July 15, 1994.                     by reference
               (Filed as Exhibit 10.86 to WorldCorp Inc's Quarterly Report on Form 10-Q
               to the fiscal year ended September 30, 1994 and incorporated herein by reference.)

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

      10.88    Stock Registration Rights Agreement between World Airways, Inc.                   Incorporated
               and Malaysian Helicopter Services Berhad dated as of October 30,                  by reference
               (Filed as Exhibit 10.88 to WorldCorp Inc's Annual Report on
               Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

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

      10.98    Agreement between World Airways, Inc. and the International                       Incorporated
               Brotherhood of Teamsters representing the Cockpit Crewmembers                     by reference
               employed by World Airways, Inc. dated August 15, 1994-June 30, 1998.
               (Filed as Exhibit 10.98 to WorldCorp Inc's Annual Report on Form 10-K
               to the fiscal year ended Dec 31, 1994 and incorporated here by reference.)

      10.99    Letter Employment Agreement of William F. Gorog dated August 25, 1994.            Incorporated
               (Filed as Exhibit 10.99 to WorldCorp Inc's Annual Report on Form 10-K             by reference
               to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.100   Amendment No. 3 dated as of September 1, 1994 to the US Order, Inc. Stock         Incorporated
               Restriction Agreement dated as of September 14, 1990 among WorldCorp, Inc.,       by reference
               a Delaware corporation ("WorldCorp"), William F. Gorog, Jonathan M. Gorog,
               Peter M. Gorog, Henry R. Nichols, William N. Melton and John Porter
               (collectively, the "Founders" and each a "Founder"), and the Employees.
               (Filed as Exhibit 10.100 to WorldCorp Inc's Annual Report on Form 10-K to
               the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.101   Aircraft Services Agreement dated September 26, 1994 by and between World         Incorporated
               Airways, Inc. ("World") and Malaysian Airline System Berhad ("MAS"). (Filed       by reference
               as Exhibit 10.101 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.102   Freighter Services Agreement dated October 1, 1994 by and between World           Incorporated
               Airways, Inc. and Malaysian Airline System Berhad. (Filed as Exhibit 10.102       by reference
               to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended
               Dec 31, 1994 and incorporated herein by reference.)

      10.103   World Airways, Inc. 1995 AMC Contract F11626-94-D0027 dated October 1, 1994       Incorporated
               between World Airways, Inc. and Air Mobility Command. (Filed as Exhibit           by reference
               10.103 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended
               Dec 31, 1994 and incorporated herein by reference.)

      10.104   Amendment No. 4 dated as of December 1, 1994 to the US Order, Inc. Stock          Incorporated
               Restriction Agreement dated as of September 14, 1990 among WorldCorp, Inc.,       by reference
               a Delaware corporation ("WorldCorp"), William F. Gorog, Jonathan M. Gorog,
               Peter M. Gorog, Henry R. Nichols, William N. Melton and John Porter
               (collectively, the "Founders" and each a "Founder"), and the Employees.(Filed as Exhibit 10.104 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.105   Stock Purchase Agreement (the "Agreement") dated as of December 31, 1994 by       Incorporated
               and between MHS Berhad, a Malaysian corporation (the "Shareholder") and           by reference
               WorldCorp, Inc., a Delaware corporation (the "Purchaser"). (Filed as Exhibit
               10.105 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended
               Dec 31, 1994 and incorporated herein by reference.)

      10.106   Promissory Note dated December 31, 1994 for $8,500,000 between WorldCorp,         Incorporated
               Inc., a Delaware corporation ("Borrower") and Malaysian Helicopter Services       by reference
               Berhad, a Malaysian corporation ("Lender"). (Filed as Exhibit 10.106 to
               WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31,
               1994 and incorporated here by reference.)

      10.107   Amendment No. 1 to Passenger Aircraft Services and Freighter Services             Incorporated
               Agreement dated December 31, 1994 by and between World Airways, Inc. and          by reference
               Malaysian Airline System Berhad. (Filed as Exhibit 10.107 to WorldCorp Inc's
               Annual Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.108   Amendment No. 5 dated January 2, 1995 to the US Order, Inc. Stock Restriction     Incorporated
               Agreement dated as of September 14, 1990 among WorldCorp, Inc., a Delaware        by reference
               corporation ("WorldCorp"), William F. Gorog, Jonathan M. Gorog, Peter M.
               Gorog, Henry R. Nichols, William N. Melton and John Porter (collectively, the "Founders" and each a "Founder"), and the Employees. (Filed as Exhibit
               10.108 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended
               Dec 31, 199 and incorporated herein by reference.)

      10.109   Customer Agreement between WorldCorp ESSOP and Scott & Stringfellow, Inc.         Incorporated
               dated January 11, 1995 for a margin loan. (Filed as Exhibit 10.109 to             by reference
               WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31,
               1994 and incorporated herein by reference.)

      10.110   Side Letter dated January 11, 1995 from Scott & Stringfellow, Inc. to William     Incorporated
               F. Gorog, Trustee of WorldCorp Employee Savings and Stock Ownership Plan for a    by reference
               margin loan to the WorldCorp ESSOP. (Filed as Exhibit 10.110 to WorldCorp
               Inc's Annual Report on Form 10-K to the fiscal year ended Dec 31, 1994 and incorporated herein by reference.)

      10.111   Guarantee Agreement dated January 11, 1995 by WorldCorp, Inc. ("Guarantor") for   Incorporated
               the benefit of Scott & Stringfellow, Inc. (the "Lender"). (Filed as Exhibit       by reference
               10.111 to WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended
               December 31, 1994 and incorporated herein by reference.)

      10.112   Registration Rights Agreement dated as of January 11, 1995 by and between         Incorporated
               WorldCorp, Inc. and Scott & Stringfellow, Inc. (Filed as Exhibit 10.112 to        by reference
               WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended December
               31, 199 and incorporated herein by reference.)

      10.113   Side Letter dated January 11, 1995 from WorldCorp, Inc. to Scott &                Incorporated
               Stringfellow, Inc. regarding commitment to make contributions to the WorldCorp    by reference
               Employee Savings and Stock Ownership Plan (the "ESSOP"), for the duration of the Scott & Stringfellow loan to the ESSOP. (Filed as Exhibit 10.113 to
               WorldCorp Inc's Annual Report on Form 10-K to the fiscal year ended December
               31, 1994 and incorporated herein by reference.)

      10.114   Strategic Alliance Agreement dated January 16, 1995 by and between Colonial       Incorporated
               Data Technologies Corp. and US Order. (Filed as Exhibit 10.114 to WorldCorp       by reference
               Inc's Annual Report on Form 10-K to the fiscal year ended December 31, 1994 and incorporated herein by reference.)

      10.115   Amendment No. 2 to Passenger Aircraft Services and Freighter Aircraft Service     Incorporated
               Agreement dated February 9, 1995 by and between World Airways, Inc. and           by reference
               Malaysian Airline System Berhad. (Filed as Exhibit 10.115 to WorldCorp Inc's
               Annual Report on Form 10-K to the fiscal year ended December 31, 1994 and incorporated herein by reference.)

      10.116   Employment Agreement between the Company and Charles W. Pollard, dated as of      Incorporated
               January 1, 1995. [Filed as Exhibit 10.3 to World Airways, Inc.'s Registration     by reference
               Statement on Form S-1(Commission File No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.117   Amendment No. 1 to the Employment Agreement between the Company and Charles       Incorporated
               W. Pollard, dated as of May 31, 1995. [Filed as Exhibit 10.4 to World Airways,    by reference
               Inc.'s Registration Statement on Form S-1 (Commission File No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.118   Stock Option Agreement between the Company and Charles W. Pollard, dated as of    Incorporated
               January 1, 1995 [Filed as exhibit 10.5 to World Airways, Inc.'s Registration      by reference
               Statement on Form S-1 (Commission File No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.119   Amendment No. 1 to the Stock Option Agreement between the Company and Charles W.  Incorporated
               Pollard, dated as of May 31, 1995. [Filed as exhibit 10.6 to World Airways,       by reference
               Inc.'s Registration Statement on Form S-1 (Commission File No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.120   Amendment No. 2 to Aircraft Lease Agreement Lease for Aircraft Serial Number      Incorporated
               48631 dated as of April 28, 1995 between the Company and International Lease      by reference
               Finance Corporation. [Filed as exhibit 10.18 to World Airways, Inc.'s
               Registration Statement on Form S-1 (Commission File No. 33-95488) filed on
               August 8, 1995 and incorporated herein by reference.]

      10.121   Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48632      Incorporated
               dated as of April 28, 1995 between the Company and International Lease Finance    by reference
               Corporation. [Filed as exhibit 10.20 to World Airways, Inc.'s Registration
               Statement on Form S-1 (Commission File No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.122   Amendment No. 3 to the Freighter Services Agreement by and between the Company    Incorporated
               and Malaysian Airline System Berhad dated May, 1995. [Filed as exhibit 10.32      by reference
               to World Airways, Inc.'s Registration Statement on Form S-1 (Commission File
               No. 33-95488) filed on August 8, 1995 and incorporated herein by reference.]

      10.123   Aircraft lease Agreement between Malaysian Airline System Berhad, as lessor,      Incorporated
               and the Company, as lessee, relating to Aircraft N9-MAW, Serial No. 46959         by reference
               dated June 23, 1995. [Filed as exhibit 10.35 to World Airways, Inc.'s
               Registration Statement on Form S-1 (Commission File No. 33-95488) filed on
               August 8, 1995 and incorporated herein by reference.]

      10.124   Maintenance Agreement between Malaysian Airline System Berhad and the             Incorporated
               Company dated March 1, 1995. [Filed as exhibit 10.4 to World Airways, Inc.'s      by reference
               Registration Statement on Form S-1 (Commission File No. 33-95488) filed on
               August 8, 1995 and incorporated herein by reference.]

      10.125   1996 U.S. Air Force Contract dated October 1, 1995 between World Airways and      Incorporated
               Air Mobility Command. [Filed as Exhibit 10.43 to Amendment No. 4 to the           By Reference
               World Airways, Inc. Registration Statement on Form S-1 (Commission File No
               33-95488) filed on October 4, 1995 and incorporated herein by reference.]

      10.126   Amendment No. 3 to the Accounts Receivable Management and Security Agreement      Incorporated
               between World Airways and BNY Financial Corporation dated as of September         By Reference
               28, 1995. [Filed as Exhibit 10.44 to Amendment No. 4 to the World Airways,
               Inc. Registration Statement on Form S-1 (Commission File No 33-95488) filed on October 4, 1995 and incorporated herein by reference.]

      10.127   Amendment No. 4 to the Accounts Receivable Management and Security Agreement      Incorporated
               between World Airways and BNY Financial Corporation dated as of September         By Reference
               28, 1995. [Filed as Exhibit 10.45 to Amendment No. 4 to the World Airways,
               Inc. Registration Statement on Form S-1 (Commission File No 33-95488) filed on October 4, 1995 and incorporated herein by reference.]

      11.1     Statement on Calculation of Earnings Per Common Share.                            Filed  Herewith

      27       Financial Data Schedule for quarter ended September 30, 1995.                     Filed Herewith

     /1/ Confidential treatment of portions of the Agreement has been granted by the Commission. The copy filed as an exhibit omits the information subject to confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

(b)   Reports on Form 8-K

      Form 8-K, dated June 8, 1995, was filed with the Securities and Exchange Commission on June 9, 1995.

      Form 8-K/A, dated June 8, 1995, was filed with the Securities and Exchange Commission on August 2, 1995.

      Form 8-K, dated September 13, 1995, was filed with the Securities and Exchange Commission on September 13, 1995.


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