Form 10-K
period 1995-12-31
WORLDCORP INC
filed 1996-04-01
CIK 811664

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

For the fiscal year ended: DECEMBER 31, 1995  Commission File Number 1-5351

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No _________
    ----------

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 1996 was approximately $149,022,504.

The number of shares of the registrant's Common Stock outstanding on March 15, 1996 was 16,362,388.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of WorldCorp, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

================================================================================

                                WORLDCORP, INC.

                        1995 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS




                                                                              Page
PART I                                                                        ----
- ------

Item 1.     Business....................................................................  3

Item 2.     Properties.................................................................. 15

Item 3.     Legal Proceedings........................................................... 15

Item 4.     Submission of Matters to a Vote of Security Holders......................... 15


PART II
- -------

Item 5.     Market for Registrant's Common Stock and Related Security Holder Matters.... 16

Item 6.     Selected Financial Data..................................................... 17

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................... 18

Item 8.     Financial Statements and Supplementary Data................................. 36

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................... 76


PART III
- --------

Item 10.    Directors and Executive Officers of the Registrant.......................... 76

Item 11.    Executive Compensation...................................................... 77

Item 12.    Security Ownership of Certain Beneficial Owners and Management.............. 77

Item 13.    Certain Relationships and Related Transactions.............................. 77

PART IV
- -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............. 78

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

     WorldCorp's air transportation subsidiary, World Airways, is a leading provider of long-range passenger and cargo air transportation, serving customers in four distinct markets: (i) major international air carriers; (ii) the U.S. Government; (iii) international tour operators in the leisure passenger market; and (iv) small package shippers and freight forwarders. In addition, in 1995 World Airways commenced operations in a fifth market: scheduled passenger/cargo service (which, beginning in 1996 will include scheduled charters to leisure passenger markets on a seasonal basis). World Airways was a wholly-owned subsidiary in 1993. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, the Company increased its ownership in World Airways to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares of its common stock were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. As of December 31, 1995, WorldCorp owned approximately 59.3% of the outstanding common stock of World Airways.

     WorldCorp's transaction processing business consists of its ownership interest in US Order, Inc. ("US Order"), a company which provides products and services for two markets: home banking and smart telephones. In June 1995, US Order completed an initial public offering whereby 3,062,500 shares were issued and sold by US Order, and 1,365,000 shares were sold by WorldCorp. As of December 31, 1995, WorldCorp owned approximately 56.9% of the outstanding common stock of US Order.

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

AIR TRANSPORTATION
- ------------------

     World Airways is a U.S. certificated air carrier, which operates in the air transportation industry. Airline operations accounted for 100% of the Company's operating revenue and operating income through 1991. In 1992, and subsequent years, revenue from other business areas represented less than 2% of the Company's total operating revenues. World Airways is a leading provider of long-range passenger and cargo air transportation, serving customers in four distinct markets: (i) major international air carriers; (ii) the U.S. Government; (iii) international tour operators in the leisure passenger market; and (iv) small package shippers and freight forwarders. In addition, in 1995 World Airways commenced operations in a fifth market: scheduled passenger/cargo service (which, beginning in 1996 will include scheduled charters to leisure passenger markets on a seasonal basis). With the exception of scheduled passenger/cargo service, World Airways' customers purchase the use of the entire aircraft and sell either passenger seats or cargo space directly to their customers and assume the risk of filling the aircraft.

   In July 1995, World Airways commenced year-round scheduled passenger service between New York and Tel Aviv. In scheduled passenger service operations, World Airways sells seats on an individual basis and, therefore, assumes load factor risk. Recently, World Airways received authority to provide scheduled passenger and cargo service between the United States and points in West Africa and South Africa beginning in the second quarter of 1996. In addition, World Airways has formed a strategic alliance with Continental Airlines ("Continental"), subject to definitive documentation. This agreement with Continental includes codesharing, joint marketing, and participation in Continental's computer reservation system and OnePass frequent flyer program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Risks - Growth Opportunities".

     In scheduled charter operations, World Airways has identified what it believes is a significant opportunity to increase revenues and profits by serving potentially profitable leisure passenger markets between the U.S. and Europe on a seasonal basis. In the scheduled charter business, World Airways sells less-than-planeload blocks of seats to international tour operators and markets the remaining seats to the public through computer reservation systems (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Risks - Growth Opportunities"). For the 1996 leisure market season, World Airways has developed schedules and is marketing capacity to tour operators with particular emphasis on the markets between the U.S. and Germany, Switzerland, Ireland, and the United Kingdom.

     World Airways operates a balanced fleet of passenger, cargo, and passenger/cargo convertible aircraft, allowing it to serve the needs of its diverse customer base, respond to market changes throughout the year, and reduce seasonality. To strengthen its competitive position, particularly with its Southeast Asian customers, World Airways recently re-equipped its fleet with new generation MD-11 aircraft, a state-of-the-art, wide-body aircraft which provides superior range, payload, and operating economics compared to World Airways' older DC10 aircraft. In March 1996, World Airways took delivery of two new MD-11ER aircraft which have extended-range capabilities (see "New MD-11ER Aircraft"). World Airways' fleet of nine MD-11 and six DC10-30 aircraft appeal to customers who desire long-range, non-stop, international service.

CUSTOMERS

     World Airways' business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force.

     World Airways has provided wet lease service to Malaysian Airlines since 1981, operating aircraft in Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 16.6% of World Airways as of December 31, 1995, also owns 32% of Malaysian Airlines. In late 1994, World Airways entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide five aircraft to Malaysian Airlines (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Customers"). As a result of these contracts, World Airways expects that the percentage of its total revenue generated from Malaysian Airlines in 1996 will continue to increase over historical levels. In 1995, World Airways provided three aircraft for Hadj operations and will provide three aircraft in 1996. The current Malaysian Airlines Hadj contract, which was entered into in 1992, expires in 1996. World Airways is currently in negotiations with Malaysian Airlines regarding future Hadj operations.

     World Airways has provided wet lease services to Garuda since 1973 (operating under an annual Hadj contract since 1988). World Airways operated five aircraft in the 1995 Garuda Hadj and will operate seven aircraft in the 1996 Hadj.

     World Airways has provided international air transportation to the U.S. Air Force since 1956. As compensation for pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force awards contracts to CRAF participants for peacetime transportation of personnel and cargo. The U.S. Air Force awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft that the carriers make available to CRAF. As a result of World Airways' increasingly effective use of teaming arrangements, World Airways' fixed awards have grown in recent years and is the largest U.S. Air Force fixed award under the CRAF program for the U.S. Government's 1995-96 fiscal year. The current annual contract commenced on October 1, 1995 and expires on September 30, 1996. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on an ad hoc basis as needs arise. World Airways' fixed award for the current contract is $55.4 million, compared to the $33.9 million for the prior year. Due to the utilization of a significant number of its aircraft under multi-year contracts with Malaysian Airlines and other contractual commitments, it is unlikely that World Airways will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of U.S. Air Force contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

     As a result of these and other contracts, World Airways had an overall contract backlog at December 31, 1995 of $462.0 million, compared to $285.9 million at December 31, 1994. Approximately $219.1 million of the backlog relates to 1996 operations. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours (defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination) guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 74% of the backlog (including substantially all of the backlog beginning in 1997) relates to multi-year contracts with Malaysian Airlines. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on World Airways' financial condition and results of operations.

     The information regarding major customers and foreign revenue is contained in Note 17 "Segment Information" of the Company's "Notes to Consolidated Financial Statements" in Item 8.

     Information concerning the classification of products within the air transportation industry comprising 10% or more of World Airways' operating revenues is presented in the following table (in millions):

                                                     Year Ended December 31,
                                                     -----------------------
                                                      1995     1994    1993
                                                     -------  ------  ------

  Flight Operations - Passenger                       $183.0  $134.6  $147.6
  Flight Operations - Cargo                             66.7    39.3    28.9

COMPETITION

     The air transportation industry is highly competitive and susceptible to price discounting. Certain of the passenger and cargo air carriers against which World Airways competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to World Airways.

     World Airways' ability to provide service in certain foreign markets in the future may depend in part on the willingness of the U.S. Department of Transportation (the "DOT") to allocate limited traffic rights to World Airways rather than to competing U.S. airlines, including major scheduled passenger carriers capable of carrying greater passenger traffic, and the approval of the applicable foreign regulators. There can be no assurance that World Airways will be able to obtain the traffic rights it seeks in expanding its business.

     The allocation of military air transportation contracts by the U.S. Air Force is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of national emergencies. The formation of competing teaming arrangements that have larger partners than those sponsored by World Airways, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of World Airways' current partners, could adversely affect the size of the U.S. Air Force contracts, if any, which are awarded to World Airways in future years.

     In the passenger airline market, World Airways generally competes on the basis of price, quality of service, including on-time reliability and in-flight service, and schedule convenience. Many of its competitors in the passenger airline market (both scheduled and non-scheduled passenger air carriers) compete for passengers in a variety of ways. During periods of dramatic fare cuts by its competitors, World Airways may be forced to respond with reduced pricing, which could have a material adverse effect on its financial condition and results of operations. World Airways also competes directly against charter airlines, some of which are substantially larger than it, and certain of which are affiliates of major scheduled airlines or tour operators. As a result, in addition to greater access to financial resources, these charter airlines may have greater distribution capabilities, including exclusive or preferential relationships with affiliates that are tour operators.

     World Airways believes that the most important bases for competition in the air cargo business are the payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the cargo transportation service. Competitors in the cargo market include all-cargo carriers, such as Atlas Air, Inc. and Polar Air Cargo, and scheduled and non-scheduled passenger carriers which have substantial belly cargo capacity.

SEASONALITY

     Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. World Airways experiences higher levels of utilization in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1995, World Airways' flight operations associated with the Hadj pilgrimage occurred from April 1 to June 8. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. In recent years, soft demand and weakening yields in worldwide passenger markets adversely affected its results in the third quarter. Fourth quarter utilization depends primarily on the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season. World Airways believes that its new multi-year contracts with Malaysian Airlines and a recent increase in peak European summer tourist travel occurring in the third quarter should lessen the effect of these seasonal factors. The quarterly financial data is contained in Note 20 "Unaudited Quarterly Results" of the Company's "Notes to Consolidated Financial Statements" in Item 8.

NEW MD-11ER AIRCRAFT

     World Airways has entered into two 24-year leases with McDonnell Douglas to operate a new extended-range model of the McDonnell Douglas MD-11 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Commitments"). The MD-11ER is capable of flying nonstop between such cities as Zurich and Santiago, New York and Johannesburg, and Los Angeles and Shanghai. The jetliner's increased range is due to a combination of the following: engineering innovations; aerodynamics improvements that minimize aircraft drag; major reductions in the airframe weight; significantly increased fuel capacity; and a higher allowable maximum takeoff weight that provides the heavier fuel load without loss of payload. World Airways will debut this aircraft in its 1996 Hadj operations with flights from Indonesian cities to Saudi Arabia.

AVIATION FUEL

     World Airways' source of aviation fuel is primarily from major oil companies, under annual delivery contracts, at often frequented commercial locations, and from United States military organizations at military bases. World Airways' current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. More than one supplier is under contract at several locations. World Airways purchases no fuel under long-term contracts nor does it enter into futures or fuel swap contracts.

     The air transportation industry in general is affected by the price and availability of aviation fuel. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel has not had a significant impact on World Airways' operations in recent years. World Airways' exposure to fuel risk is limited because (i) under the terms of its basic contracts, the customer is responsible for providing fuel, (ii) under the terms of its full service contracts with the U.S. Government, World Airways is reimbursed for the cost of fuel it provides, and (iii) under its charter contracts, World Airways is reimbursed for fuel price increases in excess of 5% of the price agreed upon in the contract, subject to a 10% cap. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and the financial condition and results of operations of World Airways.

REGULATORY MATTERS

     World Airways is subject to government regulation and control under the U.S. laws and the laws of the various countries which it serves. It is also governed by bilateral services agreements between the U.S. and the countries to which World Airways provides airline service. Under bilateral air services agreements between the U.S. and many foreign countries, traffic rights in those countries are available to only a limited number of, and in some cases only one or two, U.S. carriers and are subject to approval by the applicable foreign regulators.

     World Airways is subject to Title 49 of the United States Code (the "Transportation Code"), under which the DOT and the Federal Aviation Administration (the "FAA") exercise regulatory authority. World Airways is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration, and other matters affecting air safety. The FAA has the authority to suspend temporarily or revoke permanently the authority of World Airways or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of airline safety regulations. The DOT maintains authority over international aviation, subject to review by the President of the United States, and has jurisdiction over unfair trade practices and consumer protection policies on domestic and international routes and fares. Additionally, foreign governments assert jurisdiction over air routes and fares to and from the U.S., airport operation rights, and facilities access.

     Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, World Airways' aircraft fleet must comply with certain Stage 3 noise restrictions by certain specified deadlines. All of its aircraft currently meet the Stage 3 noise reduction requirement, which is currently the most stringent FAA noise requirement. FAA regulations require installation of the Traffic Alert and Collision Avoidance System ("TCAS"), approved airborne windshear warning system and aging aircraft regulations.

     Additional laws and regulations have been proposed from time to time which could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have been considered from time to time that would prohibit or restrict the ownership and transfer of airline routes or slots. There is no assurance that laws and regulations currently enacted or enacted in the future will not adversely affect World Airways' ability to maintain its current level of operating results.

     Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. In addition, World Airways is subject to the jurisdiction of other governmental entities, including (i) the FCC regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (ii) the Commerce Department, the Customs Service, the Immigration and Naturalization Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding the Company's international operations, (iii) the Environmental Protection Agency (the "EPA") regarding compliance with standards for aircraft exhaust emissions and (iv) the Department of Justice regarding certain merger and acquisition transactions. The EPA regulates operations, including air carrier operations, which affect the quality of air in the U.S. World Airways has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke emissions standards issued by the EPA.

     Pursuant to federal law, no more than 25% of the voting interest in World Airways may be owned or controlled by foreign citizens. In addition, under existing precedent and policy, actual control must reside in U.S. citizens. As a matter of regulatory policy, the DOT has stated that it would not permit aggregate equity ownership of a domestic air carrier by foreign citizens in an amount in excess of 49%. World Airways fully complies as of the date hereof with these U.S. citizen ownership requirements.

     World Airways believes it is in compliance in all material respects with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of its DOT or FAA authorizations or certificates could have a material adverse effect upon World Airways. World Airways also is subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities which operate the airports it serves. Certain airport operations have adopted local regulations which, among other things, impose curfews and noise abatement regulations. While it believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by the Company therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on World Airways.

EMPLOYEES

     As of February 29, 1996, World Airways had 816 full time employees classified as follows:

                                                        Number of
          Classification                           Full-Time Employees
          --------------                           -------------------
          Management..............................          11
          Administrative and Operations...........         308
          Cockpit Crew (including pilots).........         262
          Flight Attendants.......................         235
                                                           ---
             Total Employees........................       816
                                                           ===

     World Airways' cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in June 1998.

     World Airways' flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992 and have had numerous contract negotiation sessions. In December 1994, World Airways and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations. After several mediated sessions, the National Mediation Board (the "NMB") mediator recommended that the NMB release the parties to pursue "direct" (i.e., non-mediated) negotiations with the flight attendants. World Airways and the Teamsters agreed and direct negotiations continue. The outcome of the negotiations with the flight attendants cannot be determined at this time. The inability to reach an agreement upon terms favorable to World Airways could have a material adverse effect on World Airways. World Airways' flight attendants continue to challenge the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While World Airways intends to contest this matter vigorously in an upcoming arbitration, an unfavorable ruling for it could have a material adverse effect on World Airways.

     World Airways' aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). This contract became amendable on June 30, 1993. In May 1995, the parties reached agreement with respect to a new four-year contract. This contract was ratified on February 7, 1996. Fewer than 12 employees are covered by this collective bargaining agreement.

     World Airways is unable to predict whether any of its employees not currently represented by a labor union, such as its maintenance personnel, will elect to be represented by a labor union or collective bargaining unit. The election of such employees for representation in such an organization could result in employee compensation and working condition demands that could have a material adverse effect on the financial results of World Airways.

TRANSACTION PROCESSING
- ----------------------

     US Order provides products and services for two markets: home banking and smart telephones. Home banking allows consumers to pay bills, check account balances and receive other bank information from their homes. US Order currently receives its home banking revenues largely from the sale of products and services to Visa International Service Association, Inc. ("Visa") member banks. Smart telephones are telephones with a central processing unit, an integrated display screen and memory which allow consumers to send and receive text information. US Order currently receives its smart telephone revenues from the sale of its products and bundled interactive applications to companies in the home banking and telecommunications industries. To date, US Order has generated limited revenues from the sale of its products and services. US Order has entered into agreements with Visa InterActive, Inc. ("Visa InterActive") a wholly owned subsidiary of Visa, in the home banking market and Colonial Data Technologies Corp. ("Colonial Data") in the smart telephone market.

     On August 1, 1994, US Order sold its electronic banking and bill pay operations to Visa for approximately $15.0 million in cash and a 72-month royalty stream commencing January 1, 1995 and ending December 31, 2000. The royalty amount is based on the number of customers who use the bill payment technology sold to Visa and is subject to a cumulative offset amount aggregating $0.9 million. No assurances can be given as to the amount of the royalty payments that will be received from Visa. US Order does not expect to receive any significant royalty payments until at least the second half of 1996.

     As a result of the purchase of US Order's banking operations by Visa, US Order has agreed to certain restrictions on its operations with respect to the banking and financial services industry. Similarly, Visa has agreed to certain restrictions on its activities as they might relate to the ongoing businesses of US Order. Additionally, the Visa agreement designates US Order as a "preferred provider" to supply certain products and services including smart telephones, consumer applications, and customer service throughout the royalty period. Under the agreement, Visa must make its member banks aware of the preferred provider status of US Order and its products and services, although it is under no obligation to guarantee any minimum purchases of any such US Order products or services by Visa or any of its members. Until August 1, 1995, Visa also agreed not to designate any third party as a provider of US Order's services. In January 1995, US Order signed a two-way exclusive strategic alliance with a leading manufacturer of Caller ID units, Colonial Data, to jointly develop and distribute US Order's next generation of smart telephones and interactive applications to consumers in other markets, including the home banking market. While US Order expects the agreements with Visa InterActive and Colonial Data to result in increased revenue, there can be no assurances that it will receive any revenues pursuant to these agreements.

     In June 1995, pursuant to a stock exchange agreement dated April 1995, US Order exchanged 230,000 shares of its common stock with a value of approximately $3.4 million for 170,743 shares of Colonial Data's unregistered common stock with an equivalent value.

     In October 1995, US Order completed a transaction to acquire a 40% equity interest in Home Financial Network, Inc. ("HomeNet"), a newly formed, development stage personal computer company that plans to develop and deliver electronic financial products and services to consumers via the personal computer. US Order believes that its investment in HomeNet will complement its home banking strategy by adding a PC-based application to the current smart telephone and touch-tone applications that US Order offers.

PRODUCTS

     US Order's product strategy is to develop products and services for its strategic partners and their customers. US Order strives to develop products with broad appeal that are easy-to-use, practical, inexpensive and built around common industry standards. US Order's products position it to offer support services and interactive applications which are expected to generate recurring monthly fee revenue. US Order's product development and strategic marketing are organized within two markets: home banking and smart telephones.

Home Banking
- ------------

     US Order's strategy in the home banking market is to support banks by providing products and services that help them deploy home banking to their customers. In addition, US Order supports Visa InterActive with products and services which facilitate bill payment and bill presentment. US Order believes its home banking products and services will provide it with an important source of recurring monthly fee revenue both from ongoing customer support services for banks as well as a royalty from Visa InterActive (based on the number of customers using the Visa Bill-Pay System). US Order's products and services are designed to provide consumers the ability to access and utilize their bank account information. They are also designed to provide financial institutions with connectivity to the Visa InterActive host computer system. The following represent US Order's home banking products and services:

     Consumer Access Products.  The Electronic Banking Center ("EBC") product
     ------------------------
line, which runs on an InterVoice platform, was developed by US Order for sale to Visa InterActive financial institutions. US Order is an authorized value-added reseller of InterVoice's hardware products. The EBC product line is an advanced touch-tone-telephone based bill payment system with built-in connectivity to the Visa Bill-Pay System. The products are custom-branded for each individual bank or credit union customer. The products offer three levels of touch-tone interaction. The first application allows a customer to establish a list of payees identified by numerical codes. The customer then uses the EBC to pay bills using the telephone by pressing the appropriate payee code and desired payment amount. The second application allows a customer to establish a list of payees identified by numerical codes and record the customer's own voice identifying the payee by name. The customer then uses the EBC to pay bills using the telephone by pressing the appropriate payee code. After the customer's voice recording confirms that the proper payee has been selected, the customer keys in the desired amount of payment. The third application allows a customer, after establishing a list of payees identified by numerical codes and recording the customer's own voice identifying the payee by name, to pay bills by telephone by speaking the name of the payee and then touching in the desired amount of the payment.

     HomeNet is developing, and plans to publish, simple to use PC software designed to provide financial institutions with the ability to deliver a wide range of electronic financial services directly to consumers at home. The software imitates the look and feel of the familiar ATM machine and is designed to ship without a user manual. HomeNet expects to introduce its first products in the second half of 1996.

     Support Services.  US Order offers bank-branded, turnkey customer service
     ----------------
to financial institutions in support of personal computers, smart telephones and touch-tone telephone platforms. US Order's customer service operation is open seven days a week, 24 hours a day. If a bank chooses US Order to provide customer service, US Order receives a start-up fee from that bank and a monthly fee per customer. In addition, US Order offers secondary customer service technical support as well as customer service training. US Order also offers outbound and inbound telemarketing, data entry and other related support services to financial institutions.

     Connectivity Products.  Electronic Exchange Center ("EXC*banking") is the
     ---------------------
first product in the EXC line currently being developed by US Order that supports the Visa Bill-Pay System and provides a real time connection between banks and their customers. EXC*banking is a data translator which enables a real time connection between a customer's access device and a bank's host data processor, allowing the customer to access all of his or her account activity from the bank's mainframe CICS or IMS system. EXC*banking runs on a Sun SPARC 5 platform (or larger) and can communicate with almost any mainframe host.

     US Order is currently developing the Electronic Merchant Center ("EMC") biller workstation. The EMC biller workstation will allow merchants to design bill templates, transmit customized marketing information, and give customers direct access to statement information in partnership with their financial institutions. The EMC product family incorporates the Visa InterActive and E-Pay standards for electronic exchange of bill payment information with Visa banks and supports formatting and delivery of bill information to consumers. Billers will also be able to send and receive payment and invoice information electronically to and from their commercial banks through the Visa Bill-Pay System.

Smart Telephones
- ----------------

     US Order's strategy in the smart telephone market is to build a subscriber base for its bundle of interactive applications. US Order strives to accomplish this strategy by designing cost-effective smart telephones, such as its Telesmart 4000(TM) smart phone, that it licenses for manufacture and sale, incorporating the BellCore ADSI protocol and US Order's own proprietary digital signal processing technology.

     The Telesmart 4000(TM) smart phone (formerly referred to as the "Falcon") was designed and developed exclusively by US Order. Its design is based on a DSP architecture. The Telesmart 4000(TM) smart phone is an ADSI telephone device that incorporates a graphics display screen, magnetic card reader, alpha-numeric keypad, V.22 modem and a processor. The Telesmart 4000(TM) smart phone supports Caller ID (both "number only" and "name and number"), ID on call waiting and visual message waiting indicator. The Telesmart 4000(TM) smart phone will also support the Visa InterActive standard protocol for electronic banking and bill payment, and the US Order protocol for information, transaction and communication services. In May 1995, US Order executed a contract with Sprint for the initial sale of Telesmart 4000(TM) smart phone units and, in December 1995, the Telesmart 4000(TM) smart phone to be its primary source for ADSI phone shipments for the 1996 fiscal year. US Order expects that the Telesmart 4000(TM) smart phone will be available for sale during the first half of 1996.

     In addition, US Order's strategy is first to deploy its interactive applications on its smart telephones and later to deploy its interactive applications on smart telephones manufactured by other companies. US Order believes that it must deliver a limited number of interactive applications that exploit the unique capabilities of smart telephones. US Order intends to sell interactive applications to local telephone companies through Colonial Data. US Order's current interactive applications include electronic National Directory Assistance lookup, one-way alpha-numeric Paging, one-way Internet E-Mail, catalog shopping and a personal directory data save and restore function. In the future, US Order expects to expand its interactive services by offering stock quotes, two way Internet E-Mail, two-way paging and prepaid long distance.

MARKETING AND SALES

     US Order's marketing strategy is to identify strategic partners with established distribution channels in each of its target markets: home banking and smart telephones.

Home Banking
- ------------

     There are three distinct market channels within the home banking market: bill payment, bill presentment and account access.

     Bill Payment Channel.  Visa InterActive selected US Order as a preferred
     --------------------
provider of certain of US Order's bill pay and bill presentment products and services. One of US Order's strategies with Visa is to increase the number of subscribers for its bill pay products and services with the goal of growing monthly fee revenues. Visa is the largest consumer payment system in the world with more than 12 million acceptance locations. As of December 31, 1995 Visa has stated that it has more than 20,000 member financial institutions worldwide that have issued more than 387 million credit cards, including 13,000 members that have issued 205 million credit cards in the United States.

     Visa markets its bill payment and bill presentment services directly to its member banks. Once a Visa member bank signs a commitment to deploy home banking services through the Visa Bill-Pay System (the "Commitment Date"), an extended roll-out period of the bank's home banking services begins.

     During the first ninety days following the Commitment Date, Visa InterActive begins technical and operational implementation of the home banking service for the Visa member bank and the member bank determines which consumer access devices it will offer to its customers and how it will provide customer support services. During this period, US Order has opportunities to market its products and services directly to the member bank. The bank may choose US Order to provide EBC, EXC, customer support services and, in the future, EMC, or the bank may choose any number of other suppliers. Typically, during the second ninety days following the Commitment Date, the Visa member bank completes the technical trial phase and begins a market trial of its home banking system, including any selected US Order-provided products and services. Approximately six to twelve months following the Commitment Date, the member bank completes its market trial and can begin a market roll-out of its home banking services.

     In March 1996, Microsoft, Inc. entered into an agreement with Visa InterActive to include an interface that will allow users of Microsoft's Money personal finance software package to access Visa InterActive's electronic bill payment system. Previously, banks working with the Money software were only able to process bill payments through Intuit Service Corporation ("ISC"), which is a subsidiary of Intuit Corporation. With the signing of this agreement and the release of the next Money software upgrade, which is expected in late 1996, banks working with the Money software will be able to choose between Visa InterActive and ISC as their electronic bill pay processor. Royalties due US Order from Visa will be equal to $.666 per month per bill pay customer whose transactions are processed by Visa InterActive's bill pay system. US Order's right to receive these quarterly royalty payments is subject to a cumulative offset of $0.07 million per quarter beginning January 1, 1995 through December 31, 1997.

     As of February 29, 1996, Visa InterActive had announced commitments from more than ninety financial institutions for the Visa Bill-Pay System. Although more than ninety banks have committed to participate in the Visa Bill-Pay System, due to the time necessary to install and implement the system for each bank, only eleven banks have rolled out in small, limited markets and have enrolled a relatively small number of customers. There can be no assurances as to the banks' ultimate success with this program or the number of customers that ultimately will use the program. US Order believes its relationship with Visa InterActive keeps it in close contact with Visa, its banks and the end users of home banking services. US Order believes that this relationship will enable it to continue to develop complementary products and services, such as applications software for Visa member banks, and potentially enable US Order to have access to Visa's world wide member banks. There can be no assurance, however, that US Order's marketing efforts will be successful or that Visa will not reassess its commitment to US Order at any time in the future.

     Bill Presentment Channel.  US Order's marketing strategy in the bill
     ------------------------
presentment channel is to offer its bill presentment products and services, such as its EMC product, directly to financial institutions as well as to billers using the Visa E-PAY system. In December 1995, Visa commenced its E-PAY electronic bill-payment programs with major U.S. financial institutions, including Banc One Corp., Barnett Banks, The Chase Manhattan Bank, Crestar Bank, First Bank System, First Interstate Bank, First Chicago, First Tennessee Bank, First Union National Bank,

Mellon Bank, Norwest Banks, Star Bank and U.S. Bancorp. Visa's two-way E-PAY standard allows financial institutions to implement a fully electronic, seamless, back-end bill payment system. The E-PAY system is patented in the United States and is expected to significantly reduce remittance-processing inefficiencies for participating financial institutions and organizations that bill for goods and services. In addition, the system will enable billers to electronically send invoices to their customers who pay bills on-line. The system currently offers summary-invoice presentment capability. It is expected that during 1996, the system will be able to facilitate fully detailed, image-based, invoice-presentment services.

     Account Access Channel.  US Order also is developing products and services
     ----------------------
for financial institutions who want to provide their customers with products and services that allow customers the ability to access certain information from their banking accounts, much as they do with touch tone telephones today, but over personal computers and screen based telephones as well.

Smart Telephones
- ----------------

     US Order is committed to marketing its smart telephone products and interactive applications in the following distribution channels:

     Telecommunications Channel.  US Order has formed a strategic alliance with
     --------------------------
Colonial Data. US Order's strategy with Colonial Data is to gain access to telephone company customers through Colonial Data's existing relationships with the Regional Bell Operating Companies (RBOCs) and other local telephone companies. Colonial Data manufactures and sells to or on behalf of its local telephone company customers smart telephones that have ADSI capability and are based on US Order's designs. The features include a display screen, an embedded CPU, a QWERTY keyboard and a credit card reader. Pursuant to a strategic alliance agreement between US Order and Colonial Data dated January 1995, Colonial Data has agreed that, after introduction of US Order's Telesmart 4000(TM) smart phone product and through January 17, 2000, all ADSI smart telephones that it produces and sells to local telephone companies will be based on US Order's designs. For each such smart telephone produced and sold by Colonial Data through December 31, 1997, Colonial Data will pay US Order a royalty of 10% of the sale price, with the royalty thereafter subject to annual good faith renegotiation. Under the agreement with Colonial Data, US Order can manufacture and market ADSI-based smart telephones outside of the telephone company market but must pay Colonial Data a 10% royalty for each sale. In connection with this arrangement, US Order also has authorized Colonial Data to manufacture its Telesmart 4000(TM) smart phone using Colonial Data's manufacturers in Hong Kong and the People's Republic of China.

     Colonial Data designs, develops and markets telecommunications products that support intelligent network services. Its most successful product is a Caller ID adjunct device that it sells to or on behalf of RBOCs, such as US WEST, Inc., NYNEX Corp. and BellSouth Corp., and other local telephone companies. As of December 31, 1995 Colonial Data has reported that since 1987 it has shipped over 3 million units. US Order believes that Colonial Data has been successful in selling Caller ID adjunct devices because it has developed relationships with RBOCs and other local telephone companies, from whom most consumers prefer to order access devices when subscribing for intelligent network services. Colonial Data currently has direct fulfillment arrangements with US WEST, NYNEX, BellSouth, Ameritech Corp. and Bell Atlantic Corp. under which Caller ID units are sold or leased to RBOC subscribers. Local telephone company representatives may market both Caller ID service and Colonial Data equipment to subscribers and transmit equipment orders to Colonial Data electronically.

     US Order believes that the marketing of smart telephones will be more successful when a consumer can subscribe to network services and purchase the telephone from a single source, especially when the payment for the equipment can be made either on an installment basis or by monthly lease payments through the subscriber's telephone bill. It should be noted, however, that failure by US Order to complete its strategic alliance strategy or failure of Colonial Data to successfully develop and sustain a market for US Order's products and services would adversely affect its overall performance.

     Other Distribution Channels.  US Order has identified additional
     ---------------------------
distribution channels for its smart telephones that it will begin to exploit during 1996. The first channel is paging. US Order expects that paging companies will view the smart telephone, such as its Telesmart 4000(TM) smart phone, as a product that will differentiate their service offering, as well as a way to reduce back-end operator support costs. In addition to the paging channel, US Order expects to begin selling its smart telephones and interactive content on a wholesale basis through retail stores and related outlets. US Order expects to begin to develop this channel towards the end of 1996. The final channel for its smart telephones during 1996 is the bank channel, where bank customers will be offered the smart telephone activated with a Visa bill pay application as well as the other interactive applications currently available on the phone.

COMPETITION

Home Banking
- ------------

     US Order's home banking products and services compete with services offered by a number of competitors and competition may intensify as a result of new market entrants. Banks such as Citibank, NationsBank and Bank of America have developed home banking products for their own customers and, in the future, may offer these services to other banks. Non-banks, such as EDS and First Data Corporation, also may develop home banking products to offer to banks. Computer software and data processing companies, such as Intuit, also offer home banking services. Visa competes with other organizations, including MasterCard International, Inc. ("MasterCard"), which offers its Masterbanking home banking service through CheckFree Corporation. US Order's success in home banking depends in large part on the ultimate success of Visa and on the ability of Visa InterActive and Visa member banks to successfully market home banking to their customers. In addition, the success of US Order's home banking strategy depends on the ability of Visa member banks to maintain market share in an environment of disintermediation. US Order believes that its primary competition for its customer support services to the customer will come from financial institutions and third parties that choose to offer customer support services either directly through Visa's customer support messaging standard ("CSMS") product or on their own.

     US Order expects that competition in all of these areas will increase in the near future and believes that a principal competitive factor in its markets is the ability to offer an integrated system, in conjunction with Visa, of various home banking products and services. Competition will be based upon price, performance, customer service and the effectiveness of marketing and sales efforts. US Order competes in its various markets on the basis of its relationships with strategic partners, by developing many of the products required for complete solutions, and by building reliable products and offering those products at reasonable prices.

Smart Telephones
- ----------------

     The market for US Order's smart telephone products and services is highly competitive and subject to rapid technological change. At present, US Order's principal competitors in the market for smart telephones are Philips, Northern Telecom and AT&T. US Order expects competition to increase in the future from existing and new competitors and expects new competitors to include electronics manufacturers, such as Sony Corp. and Panasonic Company. US Order's competitors, including Philips and Northern Telecom, have already introduced smart telephones that include technological features incorporated in US Order's Telesmart 4000(TM) smart phone product. Visa InterActive and Philips have announced that they have entered into a letter of intent to collaborate on a series of projects, including the development of a Visa InterActive banking application on a Philips smart telephone. Any bill pay transaction generated by a Phillips smart telephone that is processed by Visa InterActive will potentially generate a royalty payment due to US Order from Visa.

     US Order's Telesmart 4000(TM) smart phone product incorporates newer DSP technology. Although it is currently unaware of any efforts by its competitors to deploy DSP technology in their smart telephones, US Order expects that its competitors will attempt to replicate the Telesmart 4000(TM) smart phone DSP design if it is commercially successful. US Order expects that as the market for smart telephones grows, it will face competition from traditional personal computer on-line service providers, such as America Online, Prodigy, and Compuserve, Inc., as well as from personal computer software companies such as Intuit and Novell, Inc.

PRODUCT DEVELOPMENT

     US Order's product development efforts are focused on software and systems for the banking and smart telephone markets. In particular, US Order applies its research and development expenditures to audio and data transaction processing and messaging software, customer support services and smart telephone designs. The home banking and smart telephone industries are characterized by rapid change. To keep pace with this change, US Order maintains an aggressive program of new product development. US Order dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. During fiscal years 1995, 1994, and 1993, US Order expended $1.1 million, $1.8 million, and $1.0 million, respectively, for software and hardware design, development and project management activities.

     US Order's ability to attract and retain highly skilled research and development personnel is important to its continued success. At January 31, 1996, 26 of its 80 full-time employees were engaged in product and service development. US Order expects to increase the number of personnel devoted to product development throughout 1996 and possibly beyond.

GOVERNMENT REGULATION

     US Order's smart telephone products are subject to regulation by the Federal Communications Commission ("FCC"). Among other requirements, US Order's smart telephones must comply with Parts 15 and 68 of the FCC's regulations.

     The two markets which US Order has targeted are highly regulated. The banking industry, although it has recently undergone significant deregulation, remains quite regulated at both the federal and state levels. Similarly, the telecommunications industry has undergone rapid change in the past decade. Federal and state regulations are currently undergoing constant review and revision as evidenced by the recent passing of the Telecommunications Bill in February 1996. Interpretation, implementation or revision of banking and telecommunications regulations can accelerate or hinder the ultimate success of US Order and its products.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     As of January 31, 1996, US Order holds no patents or other restricted intellectual property rights with respect to its products. US Order's original patent for an automated order and payment system was sold to Visa in August 1994.

     US Order has filed for patents in 1995 on certain new features developed by US Order for use in the Telesmart 4000(TM) smart phone ADSI smart telephone and certain of its transaction processing technology, but there can be no assurances that such patents will be granted, or if granted, will have any commercial value.

     Although US Order does not believe that its products and services infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against US Order in the future or that any such assertion will not result in costly litigation or require it to cease using, or obtain a license to use, intellectual property rights of such parties.

EMPLOYEES

     At January 31, 1996, US Order had approximately 105 employees, of whom 80 were full-time. Of the full-time employees, 26 were engaged in research and development, 20 were engaged in customer service and fulfillment, 13 were engaged in sales and marketing and 21 were engaged in administration and finance. US Order has no collective bargaining agreements with its employees and believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES
- -------------------

FLIGHT EQUIPMENT

     At December 31, 1995, World Airways' aggregate operating fleet consisted of eleven leased aircraft as follows (see Note 12 "Long-Term Obligations" of the Company's "Notes to Consolidated Financial Statements" in Item 8):

                                                      Capacity
                                       --------------------------------------
        Aircraft /(a)/                 Passenger (seats)/(b)/    Cargo (Tons)     Total /(c)(d)/
  ---------------------------          ----------------------    ------------     --------------

  McDonnell Douglas MD-11CF                         410                90                2
  McDonnell Douglas MD-11F                           --                95                1
  McDonnell Douglas MD-11                           410                --                4
  McDonnell Douglas DC10-30CF                       380                65                1
  McDonnell Douglas DC10-30                         350                --                3
                                                                                        --

     Total                                                                              11
                                                                                      ====

   Notes
   -----
   (a) "F" aircraft are freighters, "CF" are convertible freighters and may operate in either passenger or freight configurations. Aircraft with no letter designation are passenger-only aircraft.
   (b) Based on standard operating configurations. Other configurations are occasionally used.
   (c) Lease terms expire between 1997 and 2010 (assuming exercise of all lease extensions).
   (d) Subsequent to December 31, 1995, World Airways took delivery of two leased McDonnell Douglas MD-11ER (extended range) aircraft and two leased McDonnell Douglas DC10-30 passenger aircraft.

GROUND FACILITIES

     WorldCorp, World Airways, and US Order lease office space located near Washington Dulles International Airport which houses its corporate headquarters and substantially all of the administrative employees of the airline and transaction processing operations.

     In addition, World Airways leases additional office and warehouse space in Wilmington, Delaware; Philadelphia, Pennsylvania; Miami, Florida; Los Angeles, California; Kuala Lumpur, Malaysia; Tel Aviv, Israel; Yakota, Japan; and Frankfurt, Germany. Additional small offices and maintenance material storage space are leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts. US Order leases a facility in Salt Lake City, Utah for sourcing, testing, software downloading, inventory storage, and distribution.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     For a description of the Company's current legal proceedings, see Note 19, "Commitments and Contingencies" of the Company's "Notes to Consolidated Financial Statements" in Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY HOLDER
- -----------------------------------------------------------------------
     MATTERS
     -------

     The Company's common stock is traded on the New York Stock Exchange under the symbol "WOA". The high and low closing sales prices of the Company's common stock, as reported on the New York Stock Exchange for each quarter in the last two fiscal years, are as follows:

                                             Common Stock
                                        -----------------------

                                          High            Low
                                          ----            ---
       1995

          Fourth Quarter              $  12  1/8    $  8  1/8
          Third Quarter                  13  3/8       9  7/8
          Second Quarter                 12  5/8       8  7/8
          First Quarter                   9  5/8       7  3/8

       1994

          Fourth Quarter              $  10         $  6  3/8
          Third Quarter                   7  7/8       3  3/4
          Second Quarter                  5  7/8       3  5/8
          First Quarter                   6  5/8       5  1/2

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

     The Company did not declare any cash dividends in 1995 or 1994 and does not plan to do so in the foreseeable future. The Indenture governing the Company's Debentures and 13 7/8% Subordinated Notes due 1997 in certain circumstances may restrict the Company from paying dividends or making other distributions on its common stock. (See Note 1 "Summary of Significant Accounting Policies" of the Company's "Notes to Consolidated Financial Statements" in Item 8.)

     The approximate number of shareholders of record at March 15, 1996 is 2,560, and does not include those shareholders who hold shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

                       WORLDCORP, INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      Year Ended December 31,
                                            ------------------------------------------------------------------------------
                                              1995            1994              1993              1992             1991
                                            ----------     ----------        ----------       -----------      -----------
RESULTS OF OPERATIONS:
- ----------------------

Operating revenues                           $ 263,668      $ 182,147         $ 179,932         $ 180,416        $ 268,826
Operating expenses                             262,931        200,959 /(b)/     203,177 /(d)/     217,271          255,397
Operating income (loss)                            737        (18,812)          (23,245)          (36,855) /(e)/    13,429
Earnings (loss) before income taxes,
  minority interest, extraordinary
  item and change in accounting
  principle                                     60,129 /(a)/   10,496 /(c)/     (33,698)          (44,692)            7,311 /(f)/
Earnings (loss) before extraordinary item
  and change in accounting principle            60,208          8,308           (30,945)          (42,891)           6,830
Extraordinary gain (loss) on acquisition
  of debt, net                                      --             --                --            (3,253)           3,535
Change in accounting principle                      --             --                --            (1,973)              --
Net earnings (loss)                             60,208          8,308           (30,945)          (48,117)          10,365

Primary earnings (loss) per share:
  Continuing operations                      $    3.52       $   0.54         $   (2.12)        $   (3.02)       $    0.46
  Gain (loss) from acquisition of debt              --             --                --             (0.23)            0.24
  Change in accounting principle                    --             --                --             (0.14)              --
  Net earnings (loss)                             3.52           0.54             (2.12)            (3.39)            0.70

Fully diluted earnings (loss) per share:
  Continuing operations                      $    2.82       $   0.53         $       *                 *        $    0.42
  Gain (loss) from acquisition of debt              --             --                --                --             0.22
  Change in accounting principle                    --             --                --                --              --
  Net earnings (loss)                             2.82           0.53                 *                 *            0. 64

FINANCIAL POSITION:
- -------------------

Cash and short-term investments              $  78,661       $  8,828         $  17,584         $  14,769        $  29,147
Total assets                                   202,089         98,536            98,119            93,346          138,966
Long-term obligations including
 current maturities                            122,167        119,032           129,049           104,192           94,167
Common stockholders' deficit                   (23,297)       (88,193)         (101,073)          (76,362)         (30,363)

*     Fully diluted earnings per share are anti-dilutive.

/(a)/ Includes the $51.3 million gain realized on US Order's offering in June
      1995 and other stock transactions (see Note 3) and the $16.0 million gain realized on World Airways' offering in October 1995 (see Note 2).
/(b)/ Includes a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three DC10 aircraft leases in 1994. /(c)/ Includes a $27.0 million gain on the sale of 24.9% of World Airways common stock (see Note 4) and a $14.5 million gain on the sale of US Order's bill payment operations (see Note 3).
/(d)/ Includes $2.3 million of termination fees related to the early return of three DC10-30 aircraft.
/(e)/ Includes a $31.4 million loss on the sale of Key Airlines, Incorporated, and $4.1 million related to settlement of contract claims with the U.S. Government related to Operation Desert Shield/Desert Storm.
/(f)/ Includes a $5.5 million gain as a result of settling litigation with the State of California Franchise Tax Board.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its consolidated financial statements. These statements primarily include the accounts of the flight operations of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. As of December 31, 1995, WorldCorp owned approximately 59.3% of World Airways' outstanding common stock. The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company, including actively exploring the feasibility of employee initiatives to purchase a substantial portion of WorldCorp's ownership position in World Airways. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a spinoff of its interest in World Airways or a disposition to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

     WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a company which provides products and services for two markets: home banking and smart telephones. In December 1993, US Order completed a $12.0 million private equity placement. In August 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("Visa"). In February 1995, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million. In June 1995, US Order completed an initial public offering whereby 3,062,500 shares were issued and sold by US Order, and 1,365,000 shares were sold by WorldCorp. As of December 31, 1995, WorldCorp owned approximately 56.9% of the outstanding common stock of US Order.

The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions in the Act. Therefore, the Company wishes to caution readers that the important factors discussed below in "Outlook: Issues and Risks" may, in some cases have affected, and in the future may affect, the Company's actual results and may cause the Company's actual results for 1996 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

OVERVIEW

     WorldCorp owns majority positions in companies that operate in two distinct business areas: air transportation (through World Airways) and transaction processing (through US Order). MHS Berhad of Malaysia is an equity investor in World Airways. Knight Ridder and Colonial Data Technologies, Inc. are equity investors in US Order.

AIR TRANSPORTATION
- ------------------

     World Airways earns revenue primarily from four distinct markets within the air transportation industry: passenger and cargo services to major international air carriers; passenger and cargo services, on a scheduled and ad hoc basis, to the U.S. Government; passenger services in seasonal charter markets; and cargo services to small package shippers and freight forwarders. In addition, in 1995 World Airways commenced operations in a fifth market: scheduled passenger/cargo service (which, beginning in 1996, will include scheduled charters to leisure passenger markets on a seasonal basis).

     With the exception of scheduled passenger/cargo service, World Airways generally charges customers on a block hour basis rather than a per seat or per pound basis. A "block hour" is defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. World Airways provides most services under two types of contracts: basic contracts and full service contracts. Under basic contracts, World Airways provides the aircraft, cockpit crew, maintenance and insurance and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling and aircraft push-back and de-icing services. Under full service contracts, World Airways provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, World Airways generally charges a lower rate per block hour for basic contracts than full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and basic contracts, fluctuations in revenues are not necessarily indicative of volume trends or profitability. It is important, therefore, to measure World Airways' business volume by block hours flown and to measure profitability by operating income per block hour.

     As is common in the air transportation industry, World Airways has relatively high fixed aircraft costs. While World Airways believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, its MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are two of the most critical factors to its financial results. In addition to fixed aircraft costs, a portion of its labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

CUSTOMERS

     World Airways' business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force's Air Mobility Command ("AMC"). These customers provided approximately 39%, 10%, and 20%, respectively, of World Airways' revenues and 46%, 10%, and 13%, respectively, of the total block hours during 1995. These customers provided approximately 18%, 18% and 22%, respectively, of World Airways' revenues and 23%, 20%, and 14%, respectively, of total block hours in 1994.

     World Airways has provided service to Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. In 1995, World Airways provided three aircraft for Hadj operations and will provide three aircraft in 1996. The current five-year Hadj contract with Malaysian Airlines expires after the 1996 Hadj. World Airways is currently in negotiations with Malaysian Airlines regarding future Hadj operations.

     As a means of improving aircraft utilization, World Airways has recently sought multi-year contracts with high utilization guarantees. In late 1994, World Airways entered into a series of multi-year contracts, with expiration dates running from 1997 through 2000, to provide basic services to Malaysian Airlines. One contract provides for World Airways' operation of three MD-11 freighter aircraft for a five-year period for a combined guaranteed minimum of 1,200 hours per month (except when an aircraft is in scheduled maintenance). The lease for one of the aircraft commenced in June 1994, and the leases for the other two aircraft commenced in June and July 1995. A second contract provides for each of two of its MD-11 passenger aircraft to operate a guaranteed minimum of 320 hours per month from October 1994 through March 1997. For fiscal years 1995 and 1994, 29% and 9%, respectively, of World Airways' revenues and 37% and 14%, respectively, of its block hours flown resulted from these new multi-year contracts with Malaysian Airlines. As a result of these contracts, World Airways expects that the percentage of its total revenue generated from Malaysian Airlines in 1996 will continue to increase over historical levels.

     World Airways has provided international air transportation to the U.S. Air Force since 1956. As compensation for pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force awards contracts to CRAF participants for peacetime transportation of personnel and cargo. The U.S. Air Force awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft that the carriers make available to CRAF. As a result of its increasingly effective use of teaming arrangements, World Airways' fixed awards have grown in recent years and it has the largest U.S. Air Force fixed award under the CRAF program for the U.S. Government's 1995-96 fiscal year. The current annual contract commenced on October 1, 1995 and expires on September 30, 1996. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on an ad hoc basis as needs arise. World Airways' fixed award for the current contract is $55.4 million compared to the $33.9 million fixed award for the prior contract. Due to the utilization of a significant number of its aircraft under multi-year contracts with Malaysian Airlines and other contractual commitments, it is unlikely that World Airways will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of U.S. Air Force contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

     World Airways has provided wet lease services to Garuda since 1973 (operating under an annual Hadj contract since 1988). World Airways operated five aircraft in the 1995 Garuda Hadj and will operate seven aircraft in the 1996 Hadj.

     As a result of these and other contracts, World Airways had an overall contract backlog at December 31, 1995 of $462.0 million, compared to $285.9 million at December 31, 1994. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 74% of the backlog (including substantially all of the backlog beginning in 1997) relates to the multi-year contracts with Malaysian Airlines. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on World Airways' financial condition and results of operations.

     The information regarding major customers and foreign revenue is contained in Note 17 "Segment Information" of the Company's "Notes to Consolidated Financial Statements" in Item 8.

     See "Outlook: Issues and Risks" below for specific issues and risks that may affect the financial performance of World Airways.

TRANSACTION PROCESSING
- ----------------------

     US Order provides products and services for two markets: home banking and smart telephones. Home banking allows consumers to pay bills, check account balances and receive other bank information from their homes. US Order currently receives its home banking revenues largely from the sale of products and services to Visa International Service Association, Inc. ("Visa") member banks. Smart telephones are telephones with a central processing unit, an integrated display screen and memory which allow consumers to send and receive text information. US Order currently receives its smart telephone revenues from the sale of its products and bundled interactive applications to companies in the home banking and telecommunications industries. To date, US Order has generated limited revenues from the sale of its products and services. US Order has entered into agreements with Visa InterActive, Inc. ("Visa InterActive") a wholly owned subsidiary of Visa, in the home banking market and Colonial Data Technologies Corp. ("Colonial Data") in the smart telephone market.

     In August 1994, US Order sold its electronic banking and bill pay operations to Visa for approximately $15.0 million, the assumption of certain liabilities and the right to receive certain royalties during a 72 month period commencing January 1, 1995. In addition, Visa designated US Order as a "preferred provider" through the 72-month royalty period and, as such, will make its member banks aware that US Order can provide certain of its interactive applications, customer support services and smart telephones to Visa member banks. Prior to December 31, 1994, US Order's primary source of revenue was from the monthly service fees that it charged its customers for the use of its smart telephones and interactive applications. As a result of the Visa transaction, US Order is in the process of converting these customers over to Visa member banks, and expects to be offering its services strictly on a wholesale basis to Visa and other strategic partners by the end of 1996. As each customer is converted to a Visa member bank, US Order will no longer collect monthly fee revenue directly from these customers. In January 1995, US Order entered into a strategic alliance with a leading manufacturer of Caller ID units, Colonial Data, to jointly develop and distribute US Order's next generation of smart telephones to the telecommunications industry. US Order's next generation smart telephone, the Telesmart 4000/TM/ smart phone, is expected to be available for sale in the first half of 1996.

     On October 19, 1995, US Order completed a transaction to acquire a 40% equity interest in Home Financial Network, Inc. ("HomeNet"), a newly formed, development stage personal computer company that plans to develop and deliver electronic financial products and services for consumers. At closing, US Order exchanged 296,746 shares of its common stock, valued at approximately $5 million, for 40% of HomeNet. US Order believes that its investment in HomeNet will complement its home banking strategy by adding a personal computer based application to the current smart telephone and touch-tone applications that it offers. US Order expects HomeNet to incur operating losses at least through 1996 of which US Order will record its proportionate share.

     To date, US Order has generated limited revenue. As a result of its new strategic relationships in the home banking and smart telephone markets, US Order no longer offers its services directly to the end user but instead markets its products and services on a wholesale basis. This shift in strategy has reduced its overall cost structure, in particular its expenditures for advertising and promotion, while improving its distribution channels. Due to the change in its strategy, US Order expects that its sources of revenues in 1996 and the future, and the costs it incurs to generate such revenues, will differ from its results prior to 1995.

      As a result of the strategic change in its business focus, US Order will generate revenue by selling its home banking products, and smart telephones, as well as by generating monthly fees for providing ongoing services, including interactive applications and customer support services. Revenue from product sales will be dependent on the success of US Order's two largest strategic partners, Visa InterActive and Colonial Data, in marketing and selling the products in the banking and smart telephone channels. In addition, US Order has the right to receive on a quarterly basis from Visa $0.666 per month per active bill pay customer that uses the Visa Bill-Pay System through December 31, 2000. This payment from Visa is subject to certain limitations, including a reduction in the royalty payment for each quarter beginning January 1, 1995 through December 31, 1997 by an offset amount (the "Visa Offset"). The Visa Offset, initially set at $0.07 million per quarter, accumulates quarterly up to an aggregate of $0.9 million. US Order has not received any revenue from these Visa royalty payments through 1995 and does not expect to receive any revenue from these payments, after application of the Visa Offset, through at least the first half of 1996.

     See "Outlook: Issues and Risks" below for specific issues and risks that may affect the financial performance of US Order.

RESULTS OF OPERATIONS

AIR TRANSPORTATION
- ------------------

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Operating Revenues.  Total block hours increased 10,885 hours, or 41%, to
     ------------------
37,342 hours in 1995 from 26,457 hours in 1994, with an average of 10.3 available aircraft per day in 1995 compared to 8.2 in 1994. Average daily utilization (block hours flown per day per aircraft) increased to 9.9 hours in 1995 from 8.8 hours in 1994. In 1995, World Airways continued to obtain a higher percentage of its revenues under basic contacts as opposed to full service contracts. In 1995, basic contracts accounted for 70% of total block hours, up from 63% in 1994. Total operating revenues increased $78.8 million, or 44%, to $259.5 million in 1995 from $180.7 million in 1994.

     Revenues from flight operations increased $75.8 million, or 44%, to $249.7 million in 1995 from $173.9 million in 1994. This increase was primarily attributable to a $58.4 million increase in revenues generated from the new multi-year contracts with Malaysian Airlines. Average daily utilization for these contracts was 11.2 hours in 1995. In addition, World Airways realized an increase in revenues associated with services to certain international carriers and from the commencement of scheduled service operations to Tel Aviv in July 1995. Partially offsetting these increases was a decrease in revenues associated with the 1995 summer charter programs to Europe.

     Revenues from flight operations subcontracted to other carriers increased $3.2 million for 1995 to $8.6 million from $5.4 million in 1994. This increase resulted primarily from World Airways' need to subcontract certain flights to other carriers due to peak airlift requirements for the 1995 Hadj pilgrimage. This increase was partially offset by the subservice of certain contracts in the fourth quarter of 1994 primarily to make aircraft capacity available for the commencement of operations under its multi-year contracts with Malaysian Airlines.

     Operating Expenses.  Total operating expenses increased $63.2 million, or
     ------------------
34%, in 1995 to $249.1 million from $185.9 million in 1994.

     Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $15.0 million, or 26%, in 1995 to $72.8 million from $57.8 million in 1994. This increase resulted primarily from the following: an increase in block hours flown; higher cockpit crew levels associated with the integration of additional aircraft into the fleet in 1995; and an increase in accruals under World Airways' profit sharing plans for its crewmembers during 1995. These factors were partially offset by a shift from full service to basic contracts.

     Maintenance expenses increased $17.1 million, or 65%, in 1995 to $43.3 million from $26.2 million in 1994. This increase resulted primarily from a non-recurring 1994 reversal of $4.2 million of excess reserves associated with the expiration of three DC10-30 aircraft leases and the increase in block hours flown in 1995, partially offset by lower costs associated with reduced maintenance requirements of new MD-11 aircraft and the guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft and related engines, which guaranties and warranties began to expire in 1995.

     Aircraft costs increased $17.3 million, or 32%, in 1995 to $71.2 million from $53.9 million in 1994. This increase was primarily due to the lease of two additional MD-11 convertible aircraft in the first quarter of 1995 and the short-term lease of incremental DC10-30 aircraft which began in the fourth quarter of 1994 and second quarter of 1995, partially offset by the return of three lower-cost DC10-30 aircraft to the lessor in the third quarter of 1994.

     Fuel expenses increased $2.8 million, or 17%, in 1995 to $19.7 million from $16.9 million in 1994. This increase is due primarily from an increase in fuel uplifted for military and scheduled service operations, partially offset by a shift from full service to basic contracts in 1995 under which World Airways is not responsible for fuel.

     Promotions, sales and commissions increased $4.2 million in 1995 to $5.3 million from $1.1 million in 1994. This increase resulted primarily from commissions paid in connection with scheduled service operations to Tel Aviv which commenced in 1995 and an increase in joint venture commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

     Depreciation and amortization increased $2.1 million, or 53%, in 1995 to $6.1 million from $4.0 million in 1994. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain MD-11 aircraft integration costs and other deferred costs.

     General and administrative expenses increased $1.2 million, or 6%, in 1995 to $21.7 million from $20.5 million in 1994. This increase was primarily due to various start-up expenses and personnel necessary for scheduled service operations as well additional marketing personnel, partially offset by a decrease in certain legal and professional fees.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

     Operating Revenues.  Total block hours increased 2,995 hours, or 13%, to
     ------------------
26,457 hours in 1994 from 23,462 hours in 1993. Average daily utilization increased from 7.3 block hours in 1993 to 8.8 hours partially due to a planned reduction in average available aircraft per day from 8.8 in 1993 to 8.2 in 1994. During 1994, World Airways began to obtain a higher percentage of its revenues under basic contracts as opposed to full service contracts. In 1994, basic contracts accounted for 63% of total block hours up from 45% in 1993. Total operating revenues increased $2.0 million, or 1%, to $180.7 million in 1994 from $178.7 million in 1993.

     Revenues from flight operations decreased $2.6 million, or 1%, to $173.9 million in 1994 from $176.5 million in 1993. This decrease resulted primarily from a decrease in military charter revenues and cargo revenues in 1994 compared to 1993. While World Airways' U.S. Air Force fixed award revenues increased during 1994, this increase was offset by a decrease in short-term expansion flying. During 1993, World Airways participated in short-term expansion flying in connection with the transportation of military personnel to Mogadishu, Somalia. In addition, a reduction in cargo revenues resulted primarily from the expiration of a contract with a cargo carrier in January 1994. These decreases were partially offset by increases of $17.1 million in revenues generated from the multi-year contracts with Malaysian Airlines entered into in 1994 and an increase in charter passenger service revenues resulting from additional charter programs to Europe and South America.

     Revenues from flight operations subcontracted to other carriers were $5.4 million in 1994 compared to $1.2 million in 1993. This increase was required primarily to make aircraft capacity available for the commencement of operations under its multi-year contracts with Malaysian Airlines.

     Operating Expenses.  Total operating expenses decreased slightly in 1994 to
     ------------------
$185.9 million from $186.1 million in 1993.

     Flight operations expenses increased $2.5 million, or 5%, in 1994 to $57.8 million from $55.3 million in 1993. This increase was primarily due to the increase in block hours flown, partially offset by the shift to more basic contracts. In addition, in 1993, World Airways incurred costs related to MD-11 integration which were not incurred in 1994.

     Maintenance expense decreased $2.5 million, or 9%, in 1994 to $26.2 million from $28.7 million in 1993 primarily due to a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three DC10-30 aircraft leases during 1994. Excluding the effect of this reversal, maintenance expenses increased $1.7 million, or 6%, primarily due to an increase in block hours flown in 1994, partially offset by lower costs associated with reduced maintenance requirements of new MD-11 aircraft and the guarantees and warranties received from engine and aircraft manufacturers on the MD-11 aircraft and related engines, which guaranties and warranties began to expire in 1995.

     Aircraft costs increased $1.8 million, or 3%, in 1994 to $53.9 million from $52.1 million in 1993. This increase was primarily due to the higher lease costs associated with MD-11 aircraft, partially offset by World Airways' return of three DC10-30 aircraft with long-term leases in 1993 and related termination fees of $2.3 million.

     Fuel expenses decreased $8.8 million, or 34%, in 1994 to $16.9 million from $25.7 million in 1993. This decrease was primarily due to the shift to more basic contracts in 1994 under which World Airways is not responsible for fuel.

     Depreciation and amortization decreased $1.6 million, or 29%, in 1994 to $4.0 million from $5.6 million in 1993 primarily due to the elimination of amortization for leasehold improvements in connection with two DC10-30 aircraft returned to the lessor in July 1993. In addition, depreciation was reduced due to the transfer of DC10-30 spare parts to assets held for sale following the return of the DC10-30 aircraft. This decrease was partially offset by the depreciation of spare parts purchased for MD-11 aircraft.

     General and administrative expenses increased $4.3 million, or 27%, in 1994 to $20.5 million in 1994 from $16.2 million in 1993 primarily due to increased professional fees and marketing expenses. During 1994, World Airways began increasing its marketing and sales personnel and related activities to develop future marketing programs.

TRANSACTION PROCESSING
- ----------------------

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Operating Revenue.  US Order's operating revenues increased by $2.8 million
     -----------------
from $1.4 million in 1994 to $4.2 in 1995. This increase is primarily related to the sale of US Order's products, such as its smart telephones, which it began selling through its "preferred provider" relationship with Visa in 1995. All of US Order's product sales for 1995 were generated from the sale of its smart telephones and home banking products. Service fees for 1995 were generated primarily from three sources: (1) customer support services, (2) monthly service fees and (3) non-recurring development fees for smart telephone applications. US Order's customer support services, amounting to $0.5 million for 1995, were remarketed by Visa InterActive to Visa member banks under US Order's reseller agreement with Visa InterActive. The monthly service fees, which accounted for $0.9 million of US Order's service revenues, were from its customers who used its smart telephones and interactive applications during the year, compared to $1.2 million during the same period in 1994. The decrease of $0.3 million was primarily due to the fact that US Order is in the process of converting these customers to Visa member banks and over time expects to be offering these services strictly on a wholesale basis. In addition, in 1995, US Order earned approximately $0.6 million in fees for development of smart telephone applications.

     Cost of Revenue.  US Order's cost of revenue increased by $1.5 million for
     ---------------
1995 compared to 1994, due to the sale of its products such as its voice response systems and smart telephones. US Order's cost of revenue historically has consisted of bill pay processing costs and depreciation of its smart telephones being utilized by customers for a monthly fee under US Order's prior retail strategy. Beginning in 1995, US Order began selling its smart telephones and voice response systems pursuant to a market penetration strategy designed to build an installed base of subscribers who are potential sources of revenue from monthly fees. US Order expects its gross margin percentage to vary in future periods based upon the revenue mix between product sales and service revenues and based upon the composition of service fee revenues earned during the period.

     Operating Expenses.  Research and development costs were $1.1 million in
     ------------------
1995 compared to $1.8 million in 1994. US Order has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of US Order in the future. Research and development related expenses for 1995 were largely attributable to developing, designing and testing its fourth generation smart telephone, the Telesmart 4000(TM) smart phone, which US Order anticipates will be available for sale in the first half of 1996. The decrease of $0.7 million from 1994 was partially due to a one time payment to employees in August 1994 of $3.3 million for the cancellation of their vested options of which approximately $0.4 million was attributed to research and development employees. In addition, the decrease was due to reduced costs associated with approximately 60% of US Order's personnel becoming Visa InterActive employees effective August 1, 1994.

     General and administrative expenses were $5.9 million in 1995 versus $7.8 million during the comparable period in 1994. The decrease of $1.9 million was primarily due to a one time payment to certain employees in August 1994 of $3.3 million made in conjunction with the August 1, 1994 sale of US Order's bill pay operations where Visa required that all US Order employees who became employees of Visa InterActive cancel their vested options to eliminate any potential conflict of interest. This decrease was partially offset by reduced costs in 1994 associated with approximately 60% of US Order's personnel becoming Visa InterActive employees effective August 1, 1994. In the future, US Order expects that aggregate general and administrative expenses will increase as it grows. The amount of any increase will depend on the products and services offered by US Order and its alliances with strategic partners. In particular, US Order expects that general and administrative expenses will increase rapidly during the first half of 1996 as it upgrades its systems and operations in anticipation of the potential for increased business late in 1996 from the March 1996 Microsoft and Visa InterActive bill payment agreement. This agreement provides that bill pay and other on-line banking transactions offered through Microsoft Money personal finance software package may be processed by Visa InterActive upon the next release of Money, which is expected to be late in 1996. US Order has the opportunity to offer its branded customer service to Visa InterActive for the customers acquired through the Microsoft bill payment agreement.

     While advertising and promotion expenses were $0.8 million in 1994, there was relatively no expense of this type in 1995. Advertising expenses were significant prior to 1995 due to US Order's efforts to market its smart telephones and interactive applications directly to the end user. US Order ceased advertising to end users after the sale of its electronic bill pay system to Visa in August 1994, as it began to offer its services and products on a wholesale basis. During the second half of 1996, US Order expects to begin selling its Telesmart 4000(TM) smart telephone in retail stores and outlets and to paging companies. US Order expects its advertising and promotion expenses to increase substantially from the minimal expenditures incurred during 1995 with the entrance of the Telesmart 4000(TM) smart phone into these channels. US Order, however, does not expect its advertising and promotion expenses to increase, on a per customer basis, to the levels experienced during 1993 or 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

     Operating Revenue.  Total operating revenue for 1994 was $1.4 million
     -----------------
compared to $0.9 million in 1993. The increase is attributable to the increased deployment of smart telephones during the year as a result of several marketing campaigns throughout the first half of 1994 and greater customer retention. At the end of 1994, US Order had approximately 9,000 ScanFones in use.

     Cost of Revenue.  US Order's cost of revenue through December 31, 1994
     ---------------
primarily represented bill pay processing costs and depreciation of US Order's telephones deployed in the field. Cost of revenue increased from $0.9 million in 1993 to $1.0 million in 1994 primarily due to the increase in service fees generated from smart telephones. The increase in 1994 was partially offset by a decrease in depreciation expense of its smart telephones due to a write-down in the carrying value of the smart telephones in 1993.

     Operating Expenses.  Research and development costs were $1.8 million in
     ------------------
1994 compared to $1.0 million in 1993. The increase of $0.8 million in 1994 from 1993 was primarily due to US Order's increased activities associated with simultaneously developing its third and fourth generation smart telephones and transaction processing software.

     General and administrative expenses were $7.8 million in 1994 compared to $8.5 million in 1993. The decrease of $0.7 million from 1993 to 1994 was partially due to a write-down of $1.5 million in 1993 of the carrying value of first and second generation smart telephones to their estimated net realizable value. In addition, the 1994 costs were reduced as approximately 60% of US Order's personnel became Visa InterActive employees effective August 1, 1994. These decreases were partially offset by compensation expense incurred in 1994 in connection with the Visa transaction. US Order paid $3.3 million to certain employees on August 1, 1994 (including approximately $2.1 million paid to employees transferred to Visa) in exchange for the cancellation of 675,334 outstanding vested options.

     Advertising and promotion expenditures were $0.8 million in 1994 compared to $1.6 million in 1993. Advertising expenses decreased by $0.8 million from 1993 to 1994 due to US Order's strategic shift from offering its products and services on a retail basis to a wholesale basis after the August 1994 Visa transaction.

HOLDING COMPANY
- ---------------

     General and administrative expenses increased $0.7 million for the year ended December 31, 1995 to $4.3 million from $3.6 million during the comparable 1994 period. This increase resulted primarily from goodwill amortization and compensation expense associated with executive stock options in 1995.

     General and administrative expenses decreased $0.7 million for the year ended December 31, 1994 to $3.6 million from $4.3 million in the comparable 1993 period. This decrease was primarily due to a reduction in certain legal and professional fees.

     On October 23, 1992, WorldCorp sold 100% of the outstanding common stock of Key Airlines, Inc. ("KeyAir"). Loss on sale of KeyAir in 1993 primarily consists of the write-off of a $0.3 million uncollateralized line of credit and $0.3 million drawdown of a letter of credit.

OTHER INCOME (EXPENSE)
- ----------------------

     Interest Income.  Interest income increased $2.0 million for the year ended
     ---------------
December 31, 1995 from the same period in 1994. This increase was primarily due to an increase in cash and investments balances.

     Gain on Sales of Equity by Subsidiaries and Sales of Subsidiaries' Stock.
     ------------------------------------------------------------------------
In February 1994, WorldCorp recognized a gain of $26.9 million from the sale of 24.9% of World Airways common stock, pursuant to an October 1993 agreement. Also, in August 1994, US Order sold its electronic banking and bill payment operations to Visa. As a result of this transaction, the Company recognized a gain of $14.5 million.

     In April 1995, US Order filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 4,427,500 shares of US Order's common stock. The offering was completed in June 1995. Of the shares registered, 3,062,500 were issued and sold by US Order, and 1,365,000 shares were sold by WorldCorp. In June 1995, US Order exchanged 230,000 shares of its restricted common stock for 170,743 shares of Colonial Data's unregistered common stock. In October 1995, US Order acquired a 40% interest in HomeNet through the issuance of 296,746 shares of its common stock in exchange for 40% of HomeNet. In August 1995, World Airways filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 2,900,000 shares of World Airways' common stock. The offering was completed in October 1995. Of the shares registered, 2,000,000 were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. The Company recognized a gain of $43.7 million as result of these sales of stock by US Order and World Airways, and a gain of $23.7 million from its sales of US Order and World Airways stock.

     Other, Net.  Other expenses decreased $2.6 million in 1995 from 1994
     ----------
primarily due to a $0.7 million loss on the sale of a DC10 engine by World Airways in 1994. In addition, World Airways recognized a $0.8 million gain in 1995 resulting from a settlement with the lessor relating to the return of two DC10 aircraft in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is highly leveraged, primarily due to debt restructurings in 1987 and 1992, substantial debt and operating lease commitments during 1993 in connection with acquiring MD-11 aircraft and related spare parts, and losses the Company incurred in the past several years. The Company has historically financed its working capital and capital expenditure requirements out of public and private sales of stock of its subsidiaries, secured borrowings, and other financings from banks and other lenders.

     While World Airways was profitable each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. There can be no assurance that World Airways will be able to sustain its current profitability.

     US Order has generated operating losses since its inception. US Order's products and services are subject to the risks inherent in the marketing and development of new products. To date, US Order has generated limited revenue through the sale if its products and services and there can be no assurance as to what level of future sales or royalties, if any, US Order will receive from Visa or its member banks.

CASH FLOWS FROM OPERATING ACTIVITIES

     During 1995, operating activities provided $1.1 million compared to using $29.1 million of cash in the prior year. This increase in cash in 1995 was primarily due to an increase in operating income over 1994 and an increase in accounts payable and accrued expenses. These increases were partially offset by an increase in accounts receivable during 1995 over 1994.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash flows from investing activities used $22.7 million in 1995 as compared to providing $13.3 million in 1994. This increase in cash used resulted primarily from the following: the purchase of rotable spare parts required for the integration of two MD-11 aircraft; the purchase of rotable spare parts required as station spares in Malaysia as a result of the new multi-year contracts with Malaysian Airlines; and the purchase of a spare engine in the third quarter of 1995. In addition, the Company made a $1.2 million downpayment towards the purchase of an additional spare engine to be delivered in the first quarter of 1996. Also, in 1994, US Order sold its banking operations to Visa for $14.8 million (net of related expenses).

CASH FLOWS FROM FINANCING ACTIVITIES

     In 1995, financing activities provided $87.9 million compared to $7.0 million in the prior year. This increase in cash provided resulted primarily from sales of stock by US Order and World Airways aggregating $64.5 million and sales by the Company of a portion of its US Order and World Airways stock aggregating $29.0 million. In 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of World Airways to MHS for $24.7 million in cash (including $12.5 million received directly by World Airways). In addition, US Order repurchased $2.7 million of preferred stock. The Company made $9.0 million of net repayments for debt and a revolving bank line of credit in 1995 versus $16.3 million in 1994.

CAPITAL COMMITMENTS

Air Transportation
- ------------------

     In October 1992 and January 1993, World Airways signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by World Airways with increasing rent costs. As of March 1995, World Airways had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two passenger/cargo convertible MD-11s. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits of $1.2 million toward the option aircraft.

     In March 1996, World Airways signed an agreement with the manufacturer to lease two MD-11ER aircraft. Under the agreement, World Airways leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, the above-mentioned deposits were applied towards the deposits required on these two aircraft. In addition, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time.

     World Airways maintains four long-term DC10-30 aircraft leases with terms expiring in 1998, 2003, and two in 1997. In addition, beginning in 1996, World Airways leased two additional DC10-30 aircraft for three- year terms. World Airways may choose to lease additional DC10-30 aircraft primarily to meet peak demand requirements.

     Annual minimum payments required under World Airways' aircraft and lease obligations total $88.7 million for 1996, including the two MD-11ER aircraft leased in 1996 (see Note 12 of "Notes to Consolidated Financial Statements").

     World Airways spent $11.0 million to purchase spare parts and to make cash security deposits for MD-11 integration in 1995. In August 1995, World Airways amended its aircraft spare parts facility under the Credit Agreement to provide for a variable rate borrowing of $10.5 million. Approximately $2.5 million of this facility was used to pay off the previously outstanding balance of the spare parts loan facility and $0.8 million was used to purchase additional spare parts for MD-11s required during the remainder of 1995. The balance of this loan facility was used to increase cash balances which were drawn down during the first half of 1995 to purchase MD-11 spare parts.

     On September 29, 1995, World Airways entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million (see
Note 12 of "Notes to Consolidated Financial Statements"). In addition, World Airways purchased an additional spare engine delivered in the first quarter of 1996. The engine cost approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. World Airways made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

     As discussed above, World Airways signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As a result of this agreement, World Airways estimates that it will expend approximately $1.6 million for crewmember training, $8.9 million for additional spare parts and $8.5 million for an additional spare engine and a QEC kit in 1996. As part of the agreement for the MD-11 aircraft, World Airways will receive spare parts financing from the lessor of $9.0 million of which $3.0 million will be advanced with the delivery of each aircraft, and the remaining $3.0 million will be available in December 1996. In January 1996, World Airways received a commitment from the engine manufacturer to finance 85% of the engine purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

     World Airways anticipates that its total capital expenditures in 1996 will be approximately $28.0 million. As discussed above, World Airways will receive approximately $22.6 million in financing for these expenditures. The remaining balance will be funded from its operating cash flow and available cash balances.

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

     In March 1996, World Airways received regulatory authority to provide scheduled passenger and cargo service between Newark and points in West Africa and South Africa beginning in the second quarter of 1996. World Airways anticipates that it will incur approximately $1.0 million in start-up costs in connection with this operation and will fund such start-up costs from its operating cash flow.

Transaction Processing
- ----------------------

     In October 1995, US Order entered into a facilities operating lease for 30,000 additional square feet of office space which will be used in addition to its current office space. The lease covers a fifty-three month period commencing July 1,1996 with aggregate minimum lease payments equal to approximately $2.7 million.

     In November 1995, US Order committed to purchase from Standard Telecommunication Ltd. 30,000 Telesmart 4000/TM/ smart telephones for a total of approximately $3.3 million, for delivery during the first half of 1996. The entire commitment is secured by a cash collateralized letter of credit. US Order had no other material commitments for capital expenditures nor does it anticipate a significant change in the current level of its capital expenditures.

     US Order's primary needs for cash in the future are for investments in product development, working capital, the financing of operating losses, strategic ventures, potential acquisitions, capital expenditures and the upgrade of its systems and operations in order to support the Visa InterActive and Microsoft bill payment alliance. In order to meet its needs for cash over the next twelve months, US Order will utilize proceeds from its 1995 initial public offering. Additionally, US Order may utilize funds it expects to generate from asset sales, including approximately $0.5 million of earlier generation smart telephones (which it sells to third parties for use as point of sale terminals) and from its approximately $2.5 million advertising credit, which was received as partial consideration for certain shares of Series C convertible preferred stock in 1993, subject to certain restrictions regarding its usage.

Holding Company
- ---------------

     WorldCorp is highly leveraged, and therefore requires substantial funds to cover debt service. As a holding Company, all of WorldCorp's funds are generated through its subsidiaries, neither of which has paid dividends since 1992. Additionally, WorldCorp, which owns a majority position in World Airways' and US Order's common stock, is subject to the provisions of two indentures expiring in 1997 and 2004, respectively, under which it is obligated to cause the companies not to pay dividends under certain circumstances. Of the $74.4 million in cash and cash equivalents at December 31, 1995, approximately $50.4 million is held by World Airways and US Order and, therefore, is not available to satisfy WorldCorp's obligations. As of December 31, 1995, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $9.6 million and $32.7 million for 1996 and 1997, respectively.

     The Company believes that the combination of the financings consummated to date and the operating and additional financing plans previously discussed will be sufficient to allow the Company to meet its operating and capital requirements for the next twelve months.

FINANCING DEVELOPMENTS

     In June 1995, US Order completed an initial public offering pursuant to which US Order and WorldCorp received $41.6 million and $18.7 million in net proceeds, respectively. US Order used part of its proceeds to satisfy debt obligations (including those to WorldCorp). The remaining balance was added to US Order's cash reserves. World Corp used its proceeds to fund its debt service requirements and increase its cash position.

     In October 1995, World Airways completed an initial public offering pursuant to which World Airways and WorldCorp received approximately $22.8 million and $10.2 million in net proceeds, respectively. Each company used its proceeds to increase cash reserves.

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

     In 1993, World Airways entered into the Credit Agreement, which included a $12.0 million spare parts loan and an $8.0 million revolving line of credit collateralized by certain receivables, inventory, equipment, and general intangibles. World Airways is prohibited from granting a security interest in such collateral to anyone other than BNY Financial Corporation. Approximately $10.8 million of the proceeds from this borrowing were used to retire existing obligations. This agreement contains certain covenants related to World Airways' financial condition and operating results. In March, August and September of 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995, in August 1995 and in September 1995, respectively, and extended the credit facility's term to 1998. Under the terms of the amended Credit Agreement, World Airways is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases), (ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends its cash or cash equivalents would be less than $7.5 million or
(iv) make capital expenditures in 1995 of more than $25.0 million or in any subsequent year of more than $15.0 million. World Airways must also maintain a certain quarterly net worth and net income (loss) requirements, and at December 31, 1995, World Airways was in compliance with the terms of the Credit Agreement as in effect as of such date. No assurances can be given that World Airways will continue to meet these revised covenants or, if necessary, obtain the required waivers. In addition, World Airways amended the aircraft spare parts facility under the Credit Agreement to provide for a variable rate spare parts loan of $10.5 million. As of December 31, 1995, $1.7 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized, with $0.3 million capacity currently available, and $8.6 million of the $10.5 million spare parts loan was outstanding.

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

     In the first quarter of 1995, World Airways obtained approximately $6.0 million in short-term borrowings from equipment lessors for working capital purposes, at an average interest rate of approximately 11%. These borrowings were repaid as of December 31, 1995.

OUTLOOK:  ISSUES AND RISKS

AIR TRANSPORTATION
- ------------------

     Customers.  World Airways' business relies heavily on its contracts with
     ---------
Malaysian Airlines, Garuda and the U.S. Air Force. These customers provided approximately 39%, 10%, and 20%, respectively, of World Airways' revenues and 46%, 10%, and 13%, respectively, of the total block hours during 1995. These customers provided approximately 18%, 18% and 22%, respectively, of World Airways' revenues and 23%, 20%, and 14%, respectively, of total block hours in 1994. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on World Airways' financial condition and results of operations.

     Competition.  The air transportation industry is highly competitive and
     -----------
susceptible to price discounting. Certain of the passenger and cargo air carriers against which World Airways competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to World Airways.

     World Airways' ability to provide service in certain foreign markets in the future may depend in part on the willingness of the U.S. Department of Transportation (the "DOT") to allocate limited traffic rights to World Airways rather than to competing U.S. airlines, including major scheduled passenger carriers capable of carrying greater passenger traffic, and the approval of the applicable foreign regulators. There can be no assurance that World Airways will be able to obtain the traffic rights it seeks in expanding its business.

     The allocation of military air transportation contracts by the U.S. Air Force is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of national emergencies. The formation of competing teaming arrangements that have larger partners than those sponsored by World Airways, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of World Airways' current partners, could adversely affect the size of the U.S. Air Force contracts, if any, which are awarded to World Airways in future years.

     In the passenger airline market, World Airways generally competes on the basis of price, quality of service, including on-time reliability and in-flight service, and schedule convenience. Many of its competitors in the passenger airline market (both scheduled and non-scheduled passenger air carriers) compete for passengers in a variety of ways. During periods of dramatic fare cuts by its competitors, World Airways may be forced to respond with reduced pricing, which could have a material adverse effect on its financial condition and results of operations. World Airways also competes directly against charter airlines, some of which are substantially larger than it, and certain of which are affiliates of major scheduled airlines or tour operators. As a result, in addition to greater access to financial resources, these charter airlines may have greater distribution capabilities, including exclusive or preferential relationships with affiliates that are tour operators.

     World Airways believes that the most important bases for competition in the air cargo business are the payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the cargo transportation service.

     Cyclical Nature of Air Carrier Business.  World Airways operates in a
     ---------------------------------------
challenging business environment. The air transportation industry is highly sensitive to general economic conditions. Since a substantial portion of passenger airline travel (both business and personal) is discretionary, the industry tends to experience severe adverse financial results during general economic downturns. The airline industry may also be adversely affected by unexpected global political developments. This is important since World Airways flies to and from countries such as Northern Ireland, Israel, and South Africa. The financial results of air cargo carriers are also adversely affected by general economic downturns due to the reduced demand for air cargo transportation. In 1993 and 1994, the combination of a generally weak global economy and the depressed state of the air transportation industry has adversely affected World Airways' operating performance. Although World Airways has experienced a growth in demand, such that World Airways has increased block hours flown by 41% in 1995 over 1994 and 13% in 1994 over 1993, there can be no assurance that this growth will continue.

     Seasonality.  Historically, World Airways' business has been significantly
     -----------
affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. World Airways experiences higher levels of utilization in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1995, World Airways' flight operations associated with the Hadj pilgrimage occurred from April 1 to June 8. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. In recent years, soft demand and weakening yields in worldwide passenger markets adversely affected its results in the third quarter. Fourth quarter utilization depends primarily on the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season. World Airways believes that its recent multi-year contracts with Malaysian Airlines and an increase in peak European summer tourist travel occurring in the third quarter should lessen the effect of these seasonal factors. The quarterly financial data is contained in Note 20 "Unaudited Quarterly Results" of the Company's "Notes to Consolidated Financial Statements" in Item 8.

     Operating Losses.  While World Airways was profitable each year from 1987
     ----------------
through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. There can be no assurance that World Airways will be able to sustain its current profitability. See "Selected Financial Data" and "Results of Operations".

     Maintenance.  World Airways outsources major airframe maintenance and power
     -----------
plant work to several suppliers. World Airways has a 10-year contract ending in August 2003 with United Technologies Corporation's Pratt & Whitney Group ("Pratt and Whitney") for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed a specified rate per hour during the term of the contract. The specified rate per hour is subject to annual escalation, and increases substantially in 1998. Accordingly, while World Airways believes the terms of this agreement will result in lower engine maintenance costs than it otherwise would incur during the first five years of the agreement, these costs will increase substantially during the last seven years of the agreement. World Airways has contracted with Caledonian Airmotive Limited for off-wing maintenance on the CF6-50C2 engines that power its DC10-30 aircraft. World Airways believes these contracts provide high quality power plant services at competitive costs.

     World Airways' maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties, which guarantees and warranties began to expire in 1995 and will fully expire by 1998. Therefore, World Airways expects that maintenance expenses will increase as these guarantees and warranties expire.

     World Airways' material services group acquires and manages the inventory of spare parts and consumable materials required to support line maintenance, scheduled airframe maintenance and power plant maintenance. World Airways has established an inventory management facility in Wilmington, Delaware, to support this activity. As part of this activity, the material services group tracks the inventory status of the spare parts kits carried aboard each of its aircraft. Each of World Airways' aircraft carries spare parts and support kits, which consist of approximately $1.5 to $3.5 million in parts and special equipment. In addition, a highly-trained maintenance representative is on board all flights to destinations where it does not have on-site maintenance facilities.

     Growth Opportunities.  In the scheduled charter market, World Airways has
     --------------------
identified what it believes is a significant opportunity to increase revenues and profits by serving potentially profitable leisure passenger markets between the U.S. and Europe. In the scheduled charter business, World Airways sells less-than-planeload blocks of seats to international tour operators and markets the remaining seats through computer reservations systems. Based on the successful experience of European carriers, World Airways believes serving the seasonal passenger markets on a scheduled charter basis will have several benefits which it believes outweigh the potential increased load and yield risk associated with serving this market. First, it should be possible to achieve greater revenue per block hour because tour operators will pay higher prices in exchange for not bearing the risk of filling an entire aircraft. Second, World Airways expects to increase the hourly utilization of its aircraft deployed in this market because it will set the schedules rather than a tour operator that, in the case of a full-planeload charter, has contracted for the entire aircraft and controls scheduling. This strategy gives World Airways more control within the charter distribution channel and a stronger commercial position in this market than it would have in the full-load charter business. For the 1996 leisure market season, World Airways has developed schedules and is marketing capacity to tour operators with particular emphasis on the markets between the U.S. and Germany, Switzerland, Ireland, and the United Kingdom. Although World Airways believes that scheduled charters may improve utilization and yields in the leisure passenger market for the reasons described above, it has no prior experience operating scheduled charters and can, therefore, provide no assurances that it will be able to operate scheduled charters profitably.

     In the scheduled passenger business, World Airways will consider entering only those markets that it believes (i) are well suited to the competitive advantages of its long-range, wide-body aircraft, (ii) have prospects for rapid growth, and (iii) have barriers to entry. After determining that the market between New York and Tel Aviv met these criteria, World Airways commenced scheduled passenger service in this market in July 1995 with three weekly round trips. In March 1996, World Airways reduced its weekly frequencies from three to two until the summer peak tourist season. In addition, World Airways recently received regulatory authority to provide scheduled passenger and cargo service between the United States and points in West Africa and South Africa beginning in the second quarter of 1996.

     While World Airways has achieved a 72% cumulative load factor on the Tel Aviv route as of February 1996, yields have been significantly lower than expected due to price sensitive, high commission traffic originating in the New York area and the lack of a marketing relationship with a major U.S. carrier to feed its New York departures. As a result of these factors, World Airways has sustained operating losses on this route since commencing scheduled service to Tel Aviv in July 1995. In response to these issues, World Airways has taken steps to improve its yield and load factor performance. First, as discussed above, World Airways has reduced its weekly frequencies to Tel Aviv from three to two until this summer's peak tourist season. Second, and more importantly, World Airways has formed, subject to definitive documentation, a strategic alliance with Continental Airlines ("Continental"). This agreement with Continental includes codesharing, joint marketing, and participation in Continental's computer reservation system and OnePass frequent flyer program. World Airways' international passengers will connect through Continental's Newark International Airport ("Newark") hub to major U.S. cities as well as Canada and Mexico. Continental's passengers will connect directly on World Airways' international destinations including Israel, Ireland, and South Africa. In conjunction with this alliance, World Airways will begin flying from Newark in June 1996. Although World Airways hopes that its strategic alliance with Continental will improve financial results on its scheduled passenger routes, including but not limited to its Tel Aviv route, no assurances can be given that World Airways will be able to operate its scheduled passenger routes profitably even with the Continental alliance.

     Ability to Manage Growth.  As described above, World Airways is currently
     ------------------------
experiencing rapid growth in its existing operations and intends to enter new markets. For example, World Airways' fleet size increased 38% from 1994 to 1995, and total block hours increased 41% over the comparable period. In the first quarter of 1996, World Airways' fleet size was further enhanced with the delivery of two MD-11ER aircraft and two additional DC10-30 aircraft. If World Airways' management is unable to manage this growth, its financial performance and results of operations may be adversely affected. Additionally, World Airways' entrance into new markets requires more skilled personnel and distribution capability. An inability to hire skilled personnel or to develop its distribution capability may also adversely affect World Airways' ability to operate profitably in its new markets.

     Control by WorldCorp; Potential Conflicts of Interest.  As of December 31,
     -----------------------------------------------------
1995, WorldCorp owned approximately 59.3% of World Airways. WorldCorp is highly leveraged and therefore requires substantial funds to cover debt service each year. As a result of WorldCorp's cash requirements, it may be required to sell additional shares of World Airways' common stock from time to time, and such sales, or the threat of such sales, could have a material adverse affect on the market price on World Airways' common stock. Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of substantially all issues submitted to World Airways' stockholders, including the election of all of World Airways' Board of Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers. Under Delaware law, WorldCorp may approve certain actions by written consent without a meeting of the stockholders of World Airways. In addition, World Airways' Board of Directors has eight members, one of whom, T. Coleman Andrews, III, is President, Chief Executive Officer, and a Director of WorldCorp.

     The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company, including actively exploring the feasibility of World Airways' employee initiatives to purchase a substantial portion of WorldCorp's ownership position in World Airways. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a spinoff of its interest in World Airways or a disposition to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

TRANSACTION PROCESSING
- ----------------------

     Minimal Revenues; History of Losses.  US Order did not introduce its first
     -----------------------------------
commercial product until 1991 and accordingly has a limited operating history. To date, US Order has generated limited revenues from the sale of its products and services, has incurred significant losses and has experienced a substantial negative cash flow. US Order expects to incur operating losses during 1996. There can be no assurance that US Order will be able to achieve profitability and, if achieved, sustain such profitability, nor can there be any assurance as to when such profitability might be achieved. US Order is subject to all of the risks inherent in the establishment of a new business enterprise.

     Developing Marketplace.  Home banking and smart telephones are developing
     ----------------------
markets. Consumer preferences in interactive technologies are difficult to predict. US Order's future growth and profitability will depend, in part, upon consumer acceptance of electronic home banking and smart telephone technologies and a significant expansion in the consumer market for telephone-based interactive applications technologies. Even if these markets experience substantial growth, there can be no assurance that US Order's products and services will be commercially successful or benefit from such growth.

     Early Stage Products and Services.  The continued development of the
     ---------------------------------
marketplace for US Order's products and services will depend in part upon its ability to create and develop additional applications for its technologies.
Many of US Order's products and services, including its smart telephones, are in the early stages of development or marketing, and are subject to the risks inherent in the development and marketing of new products and services.

     Control by WorldCorp; Potential Conflicts of Interest.  As of December 31,
     -----------------------------------------------------
1995, WorldCorp Investments, Inc., a wholly owned subsidiary of WorldCorp owned approximately 56.9% of US Order's outstanding common stock. WorldCorp is highly leveraged, and therefore requires substantial funds to meet debt service requirements each year. As a result of WorldCorp's cash requirements, it may be required to sell shares of US Order from time to time and such sales, or the threat of such sales, could have a material adverse effect on the market price for US Order's common stock. As of December 31, 1995 WorldCorp was also in a position to control the outcome of substantially all issues submitted to US Order's stockholders. Under Delaware law, WorldCorp is also able to approve certain actions by written consent without a meeting of the stockholders of US Order. In addition, US Order's Board of Directors has eight members, five of whom also serve on the Board of Directors of WorldCorp.

     Dependence on Strategic Alliances.  US Order's business strategy is to sell
     ---------------------------------
products and services that support and enhance home banking and smart telephones primarily through a strategic alliance in each of these two markets. US Order's primary success in each area depends both on the ultimate success of these partners as well as on the ability of its partners to successfully market its products, services and interactive applications. Also, there can be no assurance that these alliance partners, Visa InterActive and Colonial Data, view their alliance with US Order as significant for their own businesses or that they will not reassess their commitment to US Order at any time in the future.

     Fluctuations in Operating Results.  US Order may experience fluctuations in
     ---------------------------------
quarterly operating results due to the size and timing of customer orders or the royalty payments from Visa InterActive, changes in US Order's pricing policies or those of its competitors, new product introductions or enhancements by competitors, delays in the introduction of new products or product enhancements by US Order or by its competitors, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales and marketing expenses, research and development expenses, other changes in operating expenses, personnel changes and general economic conditions. Fluctuations in operating results could result in volatility in the price of US Order's common stock.

     Restrictions from the Visa Agreement.  As a condition of Visa's acquisition
     ------------------------------------
of US Order's bill payment and banking operation, US Order has agreed to work exclusively with Visa in certain areas and to refrain from certain activities that are in competition with Visa and its affiliates. These covenants may increase US Order's reliance upon Visa. US Order's dependence on Visa, and the terms of the agreement between the parties, may have a material adverse effect on US Order.

     Volatility of Stock Price.  Since its recent initial public offering, the
     -------------------------
market price of US Order's common stock has experienced significant volatility. The stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and developmental stage companies and that has often been unrelated to the operating performance of such companies. Factors such as announcements of the introduction of new products or services by US Order or its competitors, announcements of joint development efforts or corporate partnerships in the interactive applications industry, market conditions in the banking, telecommunications and other emerging growth company sectors and rumors relating to US Order or its competitors may have a significant impact on the market price of its common stock.

     Technological Considerations.  US Order's business activities are
     ----------------------------
concentrated in fields characterized by rapid and significant technological advances. There can be no assurance that US Order will remain competitive technologically or that its products, processes or services will continue to be reflective of such advances.

     Dependence on Key Employees.  US Order is highly dependent on certain key
     ---------------------------
executive officers and technical employees, the loss of any of whom could have an adverse impact on the future operations of US Order.

     Dependence on Foreign Production.  US Order's smart telephones are
     --------------------------------
manufactured by manufacturers with facilities in Hong Kong, Taiwan and the People's Republic of China. The availability or cost of these smart telephones may be adversely affected by political, economic or labor conditions in Hong Kong, including the 1997 return of Hong Kong to China, and by fluctuations in currency exchange rates. In addition, a change in the tariff structure or other trade policies of the United States or countries from which it imports products could adversely affect US Order's foreign manufacturing strategies.

OTHER MATTERS

LEGAL AND ADMINISTRATIVE PROCEEDINGS

     The Company and World Airways (the "World Defendants") are defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation (the "Committee") in August 1992, captioned Washington Bancorporation v. Boster, et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). The complaint asserts that the World Defendants received preferential transfers or fraudulent conveyances from Washington Bancorporation when the World Defendants received payment at maturity on May 4, 1990 of Washington Bancorporation commercial paper purchased on May 3, 1990. Washington Bancorporation filed for relief under the Federal Bankruptcy Code on August 1, 1990. The Committee seeks recovery of approximately $4.8 million from World Airways and approximately $2.0 million from WorldCorp, which are alleged to be the amounts paid to each of World Airways and WorldCorp by Washington Bancorporation. On the motion of the World Defendants, among others, the Boster Litigation was removed from the Bankruptcy Court to the District Court for the District of Columbia on May 10, 1993. The World Defendants filed a motion to dismiss the Boster Litigation as it pertains to them on June 9, 1993, and intend to vigorously contest liability. On September 20, 1995, the District Court for the District of Columbia granted the motion to dismiss filed by the World Defendants with respect to three of the four counts alleged in the litigation, but declined to grant a motion to dismiss the remaining claim regarding fraudulent transfers. The District Court's ruling is subject to appeal in certain cases. The World Defendants filed a summary motion with respect to the remaining claim on October 19, 1995, which remains pending. In any event, the Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the Committee were successful in recovering the full amount claimed, the resolution could have a material adverse effect on the Company's financial condition and results of operations.

     In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition of the Company.

EMPLOYEES

     World Airways cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in June 1998.

     World Airways' flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992 and have had numerous contract negotiation sessions. In December 1994, World Airways and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations. After several mediated sessions, the National Mediation Board (the "NMB") mediator recommended that the NMB release the parties to pursue "direct" (i.e., non-mediated) negotiations with the flight attendants. World Airways and the Teamsters agreed and direct negotiations continue. The outcome of the negotiations with the flight attendants cannot be determined at this time. The inability to reach an agreement upon terms favorable to World Airways could have a material adverse effect on World Airways. World Airways' flight attendants continue to challenge the use of foreign flight attendant crews on its flights for Malaysian Airlines and Garuda Indonesia which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While it intends to contest this matter vigorously in an upcoming arbitration, an unfavorable ruling for World Airways could have a material adverse effect on World Airways.

   World Airways' aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). This contract became amendable on June 30, 1993. In May 1995, the parties reached agreement with respect to a new four-year contract. This contract was ratified on February 7, 1996. Fewer than 12 Company employees are covered by this collective bargaining agreement.

     World Airways' is unable to predict whether any of its employees not currently represented by a labor union, such as its maintenance personnel, will elect to be represented by a labor union or collective bargaining unit. The election by such employees of representation in such an organization could result in employee compensation and working condition demands that could have a material adverse effect on the financial results of the Company.

DIVIDEND POLICY

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

     Additionally, WorldCorp, which owns a majority position in World Airways' and US Order's common stock, is subject to the provisions of two indentures expiring in 1997 and 2004, respectively, under which it is obligated to cause the companies not to pay dividends under certain circumstances. Under the indenture terminating in 2004, WorldCorp has agreed to cause the companies not to pay dividends if at the time WorldCorp is in default under such indenture. Further, under the indenture terminating in 1997, WorldCorp has agreed to cause the companies not to pay dividends unless WorldCorp has a positive adjusted net worth (as defined therein). As of March 11, 1996, WorldCorp's adjusted net worth was negative and under the indenture terminating in 1997 WorldCorp is therefore obligated to cause the companies not to pay dividends.

     All of the funds from operations are generated by the Company's subsidiaries. The ability of the Company and its subsidiaries to pay principal and interest on their respective short and long-term obligations is substantially dependent upon funds generated by the operations of the subsidiaries, the payment to the Company of dividends, and its ability to sell additional shares of its subsidiaries' stock.

INCOME TAXES

     At December 31 1995, WorldCorp had approximately $30.7 million in net operating loss carryforwards ("NOLs") that are available to offset future federal taxable income.

     There can be no assurance that the Company will generate taxable income in future years so as to allow the Company to realize a tax benefit from its NOLs. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, ownership changes of the Company, pursuant to the Internal Revenue Code, may occur in the future and may result in the imposition of an annual limitation on the Company's NOLs existing at the time of any such ownership change.

     In addition, World Airways, which does not file a consolidated income tax return with the Company, had a valuation allowance for deferred tax assets as of December 31, 1995 of $39.5 million. World Airways' estimate of the required valuation allowance is based on a number of factors, including historical operating results. World Airways generated net earnings for the year ended 1995 as compared to losses in both 1994 and 1993. If World Airways continues to generate net earnings in 1996, it is possible that a change in the estimate of the required valuation allowance will occur in the near term, and could differ materially from the amount recorded at December 31, 1995. A portion of World Airways' NOLs are subject to an annual limitation as a result of a previous ownership change, for tax purposes, which occured in 1991.

NEW ACCOUNTING STANDARDS

     In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the adoption of this statement will not have a significant effect on its financial statements. The Company is required to adopt this statement in 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 123 recommends, but does not require, the adoption of a fair value based method of accounting for stock-based compensation to employees, including common stock options, and stock-based compensation to individuals other than employees. The Company currently intends to continue recording stock-based compensation to employees under the intrinsic value method and does not intend to adopt the fair value based method of accounting for stock-based compensation to employees as permitted by Statement
123. Certain pro forma disclosures will be required in the Company's financial statements for the year ending December 31, 1996 as if the fair value based method had been adopted.

INFLATION

     The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       WORLDCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (IN THOUSANDS)


                                                                 December 31,
                                                               -----------------
                                                                 1995     1994
                                                               --------  -------
CURRENT ASSETS
 Cash and cash equivalents, including restricted
   cash of $625 at December 31, 1995 and $107
   at December 31, 1994 (Note 19)                              $ 74,443  $ 8,160

 Restricted short-term investments (Notes 7 and 19)               4,218      668

 Trade accounts receivable, less allowance for doubtful
   accounts of $322 at December 31, 1995 and $81
   at December 31, 1994 (Notes 4 and 11)                         15,457    5,748

 Other receivables (Note 4)                                       4,438    3,134

 Prepaid expenses and other current assets (Notes 8 and 18)      11,668    8,222

 Assets held for sale (Notes 9 and 12)                              700    2,500
                                                               --------  -------

   Total current assets                                         110,924   28,432
                                                               --------  -------

ASSETS HELD FOR SALE (Notes 9 and 12)                             2,383   11,645

EQUIPMENT AND PROPERTY (Notes 5, 9 and 12)
 Flight and other equipment                                      60,794   27,698
 Equipment under capital leases                                  11,734   12,006
                                                               --------  -------
                                                                 72,528   39,704
 Less accumulated depreciation and amortization                  17,878   12,657
                                                               --------  -------

   Net equipment and property                                    54,650   27,047
                                                               --------  -------

LONG-TERM OPERATING DEPOSITS (Note 12)                           16,157   13,562

OTHER ASSETS AND DEFERRED CHARGES, NET (Notes 3, 4 and 8)        15,384   10,689

INTANGIBLE ASSETS, NET (Note 10)                                  2,591    7,161
                                                               --------  -------

   TOTAL ASSETS                                                $202,089  $98,536
                                                               ========  =======

                                                                     (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (CONTINUED)

                                                                             December 31,
                                                                         ---------------------
                                                                           1995        1994
                                                                         ---------  ----------
CURRENT LIABILITIES
 Notes payable (Note 11)                                                 $  6,764   $  15,662
 Current maturities of long-term obligations (Note 12)                     10,822       9,664
 Deferred aircraft rent (Note 12)                                             533         907
 Accounts payable                                                          17,363      13,311
 Unearned revenue                                                          10,421       5,615
 Air traffic liability                                                      2,332          --
 Accrued maintenance in excess of reserves paid                             8,919       6,395
 Accrued salaries and wages (Note 18)                                      10,804       7,652
 Accrued interest                                                           2,061       2,297
 Accrued taxes                                                              1,283       1,855
                                                                         --------   ---------
   Total current liabilities                                               71,302      63,358
                                                                         --------   ---------

LONG-TERM OBLIGATIONS, NET (Note 12)
 Subordinated convertible debt                                             65,000      65,000
 Subordinated notes, net                                                   24,961      24,942
 Deferred aircraft rent, net of current portion                             1,143       1,522
 Equipment financing and other long-term obligations                       20,241      17,904
                                                                         --------   ---------
   Total long-term obligations, net                                       111,345     109,368
                                                                         --------   ---------

OTHER LIABILITIES
 Deferred gain from sale leaseback transactions, net of
   accumulated amortization of $18,041 as of December 31,
   1995 and $16,978 as of December 31, 1994                                 7,310       8,373
 Accrued postretirement benefits (Note 15)                                  2,596       2,384
 Accrued maintenance in excess of reserves paid                             3,579       2,866
 Other                                                                      2,035         380
                                                                         --------   ---------
   Total other liabilities                                                 15,520      14,003
                                                                         --------   ---------

   TOTAL LIABILITIES                                                      198,167     186,729
                                                                         --------   ---------

MINORITY INTEREST (Notes 2, 3 and 4)                                       27,219          --

COMMON STOCKHOLDERS' DEFICIT (Notes 3, 12, 13, 14, 15, and 18)
 Common stock, $1 par value, (60,000,000 shares authorized,
   16,416,134 shares issued and 16,353,549 shares outstanding at December 31, 1995 and 15,491,699 shares issued and
   15,429,114 shares outstanding at December 31, 1994)                     16,354      15,492
 Additional paid-in capital                                                42,210      37,563
 Deferred compensation                                                       (553)     (1,102)
 Accumulated deficit                                                      (79,598)   (139,806)
 ESOP guaranteed bank loan (Notes 12 and 15)                               (1,370)         --
 Treasury stock, at cost                                                     (340)       (340)
                                                                         --------   ---------

   TOTAL COMMON STOCKHOLDERS' DEFICIT                                     (23,297)    (88,193)
                                                                         --------   ---------

 COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 12,
   15, 17, 18 and 19)

   TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
     DEFICIT                                                             $202,089   $  98,536
                                                                         ========   =========

          See accompanying Notes to Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   Years ended December 31,
                                                                -------------------------------
                                                                  1995       1994       1993
                                                                ---------  ---------  ---------
OPERATING REVENUES (Note 17)
     Air transportation - World Airways                         $259,482   $180,715   $178,736
     Transaction processing - US Order                             4,186      1,432        905
     Other                                                            --         --        291
                                                                --------   --------   --------
          Total operating revenues                               263,668    182,147    179,932
                                                                --------   --------   --------

OPERATING EXPENSES
     Air transportation - World Airways:
       Flight                                                     72,812     57,792     55,336
       Maintenance (Notes 12 and 19)                              43,272     26,212     28,668
       Aircraft costs (Note 12)                                   71,238     53,860     52,056
       Fuel                                                       19,678     16,915     25,660
       Flight operations subcontracted to other carriers           9,096      5,549      1,312
       Promotions, sales and commissions                           5,281      1,060      1,237
       Depreciation and amortization                               6,056      4,006      5,573
       General and administrative                                 21,707     20,522     16,223
                                                                --------   --------   --------
          Total operating expenses - air transportation          249,140    185,916    186,065
                                                                --------   --------   --------

     Transaction Processing - US Order (Note 14):
       Cost of revenue                                             2,470      1,013        908
       Research and development                                    1,067      1,769        964
       General and administrative                                  5,893      7,800      8,550
       Advertising and promotion                                      27        847      1,569
                                                                --------   --------   --------
          Total operating expenses - transaction processing        9,457     11,429     11,991
                                                                --------   --------   --------

     Holding Company - WorldCorp:
       General and administrative                                  4,334      3,614      4,288
       Loss on sale of Key Airlines (Note 5)                          --         --        833
                                                                --------   --------   --------

          Total operating expenses                               262,931    200,959    203,177
                                                                --------   --------   --------

OPERATING INCOME (LOSS)                                              737    (18,812)   (23,245)
                                                                --------   --------   --------

OTHER INCOME (EXPENSE)
     Interest expense (Notes 11 and 12)                          (12,586)   (12,154)   (11,179)
     Interest income                                               2,909        863        730
     Gain on sales of equity by subsidiaries (Notes 2 and 3)      43,676     10,524         --
     Gain on sales of subsidiaries' stock (Notes 2 and 3)         23,717     16,398         --
     Gain on sale of US Order banking operations (Note 3)             --     14,547         --
     Other, net                                                    1,676       (870)        (4)
                                                                --------   --------   --------
          Total other income (expense)                            59,392     29,308    (10,453)
                                                                --------   --------   --------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
     MINORITY INTEREST                                            60,129     10,496    (33,698)

INCOME TAX EXPENSE (Note 16)                                        (355)      (159)      (116)

MINORITY INTEREST (Notes 2, 3 and 4)                                 434     (2,029)     2,869
                                                                --------   --------   --------

NET EARNINGS (LOSS)                                             $ 60,208   $  8,308   $(30,945)
                                                                ========   ========   ========
                                                                                    (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (CONTINUED)


                                              Years ended December 31,
                                        ------------------------------------
                                         1995          1994           1993
                                        -------       -------        -------
NET EARNINGS (LOSS) PER COMMON
 AND COMMON EQUIVALENT SHARE

 Primary                                  $3.52         $0.54        $(2.12)
                                          =====         =====        ======

 Fully diluted                            $2.82         $0.53        $    *
                                          =====         =====        ======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Primary                            17,103,669    15,516,063    14,590,265
                                     ==========    ==========    ==========

  Fully diluted                      22,994,866    15,793,046    14,590,265
                                     ==========    ==========    ==========


*  Fully diluted earnings per share are anti-dilutive.


          See accompanying Notes to Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                             Employee
                                                                                           Stock Owner-                  Total
                                                  Additional                                 ship Plan   Treasury       Common
                                         Common     Paid-in      Deferred     Accumulated   Guaranteed    Stock,    Stockholders'
                                          Stock     Capital    Compensation     Deficit      Bank Loan    at cost      Deficit
                                         -------  -----------  -------------  ------------  -----------  ---------  --------------
BALANCE AT
  DECEMBER 31, 1992                      $14,261     $29,160        $    --     $(117,169)     $(2,274)     $(340)      $ (76,362)

Exercise of 954,875 options
  and warrants                               963       3,921             --            --           --         --           4,884
Employee Stock Ownership Plan
  guaranteed bank loan                        --          --             --            --          360         --             360
Sale of equity by US Order (Note 3)           --         847             --            --           --         --             847
Other                                         --         143             --            --           --         --             143
Net loss                                      --          --             --       (30,945)          --         --         (30,945)
                                         -------     -------   ------------   -----------   ----------   --------       ---------

BALANCE AT
  DECEMBER 31, 1993                      $15,224     $34,071        $    --     $(148,114)     $(1,914)     $(340)      $(101,073)
                                         =======     =======   ============   ===========   ==========   ========       =========

Exercise of 266,723 options
  and warrants                               268       1,160             --            --           --         --           1,428
Employee Stock Ownership Plan
  guaranteed bank loan                        --          --             --            --        1,914         --           1,914
Grant of stock options                        --       2,217         (2,217)           --           --         --              --
Amortization of deferred compensation         --          --          1,115            --           --         --           1,115
Other                                         --         115             --            --           --         --             115
Net earnings                                  --          --             --         8,308           --         --           8,308
                                         -------     -------   ------------   -----------   ----------   --------       ---------

BALANCE AT
  DECEMBER 31, 1994                      $15,492     $37,563        $(1,102)    $(139,806)     $    --      $(340)      $ (88,193)

Exercise of 559,568 options
  and warrants (Notes 13 and 14)             560       2,503             --            --           --         --           3,063
Employee Stock Ownership Plan
  guaranteed bank loan                        --          --             --            --       (1,370)        --          (1,370)
Grant of stock options                        --         615           (615)           --           --         --              --
Amortization of deferred
  compensation                                --        (260)         1,164            --           --         --             904
Issuance of stock (Note 3)                   302       1,789             --            --           --         --           2,091
Net earnings                                  --          --             --        60,208           --         --          60,208
                                         -------     -------   ------------   -----------   ----------   --------       ---------

BALANCE AT
  DECEMBER 31, 1995                      $16,354     $42,210        $  (553)    $ (79,598)     $(1,370)     $(340)      $ (23,297)
                                         =======     =======   ============   ===========   ==========   ========       =========

          See accompanying Notes to Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       Years ended December 31,
                                                                    -------------------------------
                                                                      1995       1994       1993
                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR (Note 6)                                                  $  8,160   $ 16,916   $ 13,759
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                   60,208      8,308    (30,945)
Adjustments to reconcile net earnings (loss) to cash
 provided (used) by operating activities:
 Depreciation and amortization                                         8,043      5,212      6,275
 Deferred gain recognition                                            (1,063)    (1,949)    (4,587)
 Deferred aircraft rent payments, net                                    153        576      8,145
 Gain on sales of equity by subsidiaries                             (43,676)   (10,524)        --
 Gain on sales of subsidiaries' stock                                (23,717)   (16,398)        --
 Gain on sale of US Order banking operations                              --    (14,547)
 Minority interest in earnings (loss) of subsidiaries                   (434)     2,029     (2,869)
 (Gain) loss on sale of equipment and property                          (462)       669       (154)
 Writedown of assets held for sale                                        --         --      1,778
 Deferred compensation expense                                           904      1,115         --
 Reversal of excess maintenance reserves                                  --     (4,200)        --
 Other                                                                   570        889      1,446
 Changes in certain assets and liabilities net of
   effects of non-cash transactions:
   (Increase) decrease in accounts receivable                        (11,013)     5,230      2,802
   (Increase) decrease in restricted short-term investments           (3,550)        --        342
   Increase in deposits, prepaid expenses and other assets            (3,528)   (10,461)    (2,113)
   Increase in accounts payable, accrued expenses
     and other liabilities                                            11,500      3,842      8,345
   Increase in unearned revenue                                        4,806      1,159      3,260
   Increase in air traffic liability                                   2,332         --         --
                                                                    --------   --------   --------
 Net cash provided (used) by operating activities                      1,073    (29,050)    (8,275)
                                                                    --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                  (24,286)    (4,854)   (23,402)
Proceeds from disposal of equipment and property                       1,768      3,893      5,425
Proceeds from sale of US Order banking operations                         --     14,750         --
Purchase of investments                                                 (219)    (6,533)       (82)
Proceeds from sales of short-term investments, net                        --      6,029      3,082
                                                                    --------   --------   --------
 Net cash provided (used) by investing activities                    (22,737)    13,285    (14,977)
                                                                    --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in line of credit borrowing arrangement, net      (1,051)    (4,275)     7,069
Issuance of debt                                                      25,278      6,034     34,936
Repayment of debt                                                    (33,187)   (18,065)   (23,419)
Proceeds from stock transactions                                       4,353      1,428      4,884
Proceeds from sales of equity by subsidiaries                         64,453     12,488        800
Proceeds from sales of subsidiaries' stock                            28,986     12,300      2,700
Debt issuance costs                                                       --         --       (561)
Purchase of preferred stock by subsidiary                                 --     (2,718)        --
Payment of dividends by subsidiary                                      (885)        --         --
Other                                                                     --       (183)        --
                                                                    --------   --------   --------
 Net cash provided by financing activities                            87,947      7,009     26,409
                                                                    --------   --------   --------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                 66,283     (8,756)     3,157
                                                                    --------   --------   --------
CASH AND CASH EQUIVALENTS AT END
 OF YEAR (Note 6)                                                   $ 74,443   $  8,160   $ 16,916
                                                                    ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     WorldCorp, Inc. was organized in March 1987 to serve as the holding company for World Airways, Inc., ("World Airways"). Currently, WorldCorp operates in two business areas: air transportation services and transaction processing.

     WorldCorp's air transportation subsidiary, World Airways, is a leading provider of long range passenger and cargo air transportation, serving customers in four distinct markets: (i) major international air carriers; (ii) the U.S. Government; (iii) international tour operators in the leisure passenger market; and (iv) small package shippers and freight forwarders. In addition, the Company recently commenced operations in a fifth market, scheduled passenger/cargo service (including scheduled charters to leisure passenger markets on a seasonal basis). World Airways' business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force (see Note 17).

     WorldCorp's transaction processing business consists of its ownership interest in US Order, Inc. ("US Order"), a company which provides products and services for two markets: home banking and smart telephones. US Order's primary success in both the home banking and smart telephone markets is dependent on the ultimate success of its strategic partners, Visa InterActive and Colonial Data, as well as on the ability of these partners to successfully market US Order's products, service and interactive applications.

     WorldCorp is highly leveraged, and therefore requires substantial funds to cover debt service. As a holding Company, all of WorldCorp's funds are generated through its subsidiaries, neither of which has paid dividends since 1992. Additionally, WorldCorp, which owns a majority position in World Airways' and US Order's common stock, is subject to the provisions of two indentures expiring in 1997 and 2004, respectively, under which it is obligated to cause
the companies not to pay dividends under certain circumstances.   Under the
indenture terminating in 2004, WorldCorp has agreed to cause the companies not to pay dividends if at the time WorldCorp is in default under such indenture. Further, under the indenture terminating in 1997, WorldCorp has agreed to cause the companies not to pay dividends unless WorldCorp has a positive adjusted net worth (as defined therein). As of March 11, 1996, WorldCorp's adjusted net worth was negative and under the indenture terminating in 1997 WorldCorp is therefore obligated to cause the companies not to pay dividends.

     Of the $74.4 million in cash and cash equivalents at December 31, 1995, approximately $50.4 million is held by World Airways and US Order and, therefore, is not available to satisfy WorldCorp's obligations. WorldCorp's investment in the net assets of World Airways and US Order aggregates $40.8 million as of December 31, 1995.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of WorldCorp, Inc. ("WorldCorp" or the "Company"); its approximately 59.3% ownership interest in the outstanding common stock of World Airways, Inc. ("World Airways"); its approximately 56.9% ownership interest in the outstanding common stock in US Order, Inc. ("US Order"); and its wholly owned subsidiaries:
WorldCorp Investments, Inc., World Flight Crew Services, Inc., World Airways Cargo, Inc. and World Games, Inc. All significant intercompany balances have been eliminated.

FINANCIAL STATEMENT RECLASSIFICATIONS

     Certain items in prior year consolidated financial statements included herein have been reclassified to conform to the 1995 financial statement presentation. In addition, in 1995 World Airways changed its presentation of activity under contracts in which certain of the services to be provided under the contract are subcontracted by World Airways to the customer. In prior years, equal amounts of revenue and expenses related to these subcontracted services were reflected in the consolidated financial statements. For the year ended December 31, 1995, no revenue or expenses have been included in the consolidated financial statements for these subcontracted services. Prior year consolidated financial statements have been reclassified to conform to the 1995 presentation. The revenue and expenses which have been reclassified amounted to $22.3 million and $22.8 million for the years ended December 31, 1994, and 1993, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

REVENUE RECOGNITION

     Air transportation revenues and transaction processing service revenues are recognized as the services are provided. Transaction processing product revenue is recognized upon the passage of title.

EARNINGS (LOSS) PER COMMON SHARE

     Primary earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include warrants and options. Fully diluted earnings (loss) per common and common equivalent shares, including convertible debt, have not been presented where the results are anti-dilutive.

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

     Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the term of the lease, if shorter, for capital leases, by the straight-line method, with estimated residual values of 0
- - 15%.  Estimated useful lives of equipment and property are as follows:

          DC10 and MD-11 flight equipment            15-16 years
          Other equipment and property                3-10 years

     Deferred gains realized in connection with sale-leasebacks of aircraft and equipment are amortized over the periods of the respective leases.

ASSETS HELD FOR SALE

     Assets held for sale are recorded at the lower of cost or estimated net realizable value. Net realizable value is based on the estimated fair value (measured by using a current selling price for similar assets) less estimated selling costs.

INTANGIBLE ASSETS

     The excess of cost over the estimated fair value of the Company's share of its subsidiaries' net assets at the date of acquisition is being amortized over 5 to 6 years, using the straight-line method (see Note 10).

AIR TRAFFIC LIABILITY

     The air traffic liability relates to scheduled service to Tel Aviv, Israel, which World Airways began in July 1995. Scheduled service passenger ticket sales are initially recorded in the air traffic liability account. When transportation is provided by World Airways, revenue is recognized and the liability is reduced. The liability is also reduced by any refunds to passengers or billings from other airlines that provide the passenger transportation.

OTHER ASSETS AND DEFERRED CHARGES

     Contract enhancements and pre-operating costs are amortized on a straight line basis over certain estimated periods (see Notes 4 and 8).

INCOME TAXES

     The Company computes income taxes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS #109"). Under the asset and liability method of FAS #109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS #109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The results of World Airways' operations prior to February 28, 1994 are included in the Company's consolidated income tax returns. As a result of certain transactions with MHS Berhad during 1994 (see Note 4), the results of World Airways' operations for the period from February 28, 1994 to December 1994 and subsequent periods will not be included in WorldCorp's consolidated income tax returns. In addition, US Order's results of operations are not included in the Company's consolidated income tax returns.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. The Company accounts for the benefit costs in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS #106"). The Company funds the benefit costs on a pay-as-you-go (cash) basis.

TRANSACTIONS IN SUBSIDIARIES' STOCK

     Gains or losses realized in connection with the sale of stock by a subsidiary are recognized in income by the Company (see Notes 2 and 3).

2.   INVESTMENT IN WORLD AIRWAYS

     On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its 100% ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS (see Note 4).

     On August 8, 1995, World Airways filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 2,900,000 shares of World Airways' common stock. The offering was completed on October 12, 1995 at an offering price of $12.50 per share. Of the 2,900,000 shares registered, 2,000,000 shares were issued and sold by World Airways which resulted in an $11.9 million net gain to the Company, and 900,000 shares were sold by the Company, resulting in a $4.1 million net gain. Net proceeds received from the offering by the Company and World Airways approximated $10.2 million and $22.8 million, respectively. At December 31, 1995, the Company and MHS own approximately 59.3% and 16.6%, respectively, of the outstanding common stock of World Airways. The remaining shares are publicly traded.

     The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company, including actively exploring the feasibility of World Airways' employee initiatives to purchase a substantial portion of WorldCorp's ownership position in World Airways. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a spinoff of its interest in World Airways or a disposition to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

3.   INVESTMENT IN US ORDER

FORMATION

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

     On July 1, 1992, the Company purchased an incremental 6% of the preferred stock of US Order for $1.0 million which increased the Company's ownership in US Order to 51%. Accordingly, US Order's results of operations are included in the accompanying consolidated financial statements since this date.

     In December 1992, WorldCorp agreed to convert $7.6 million in principal amount of loans from WorldCorp to US Order into 7,550 shares of redeemable preferred stock of US Order. The preferred stock earned quarterly dividends at a rate of 7.5%. As part of this transaction, WorldCorp's option to purchase additional shares of the capital stock of US Order was extended from September 15, 1993 to December 15, 1994, and WorldCorp received an exclusive license to apply US Order's transaction processing technology to lottery and gaming applications. In August 1994, US Order redeemed $3.3 million (or 3,250 shares) of this redeemable preferred stock.

     In December 1993, US Order completed a private equity placement for $12.0 million with financial and strategic partners. WorldCorp invested $1.7 million in this equity offering. Following this transaction, the Company owned 46% of the voting stock of US Order. At that time, US Order was still in the development stage and, therefore, the gain of $0.8 million resulting from this transaction was recorded as additional paid-in capital in the accompanying consolidated financial statements. As of December 1993, WorldCorp had purchased for $5.3 million a total of 5,204,082 shares of US Order preferred stock, which were convertible into common stock.

     On August 25, 1994, the Company's Board of Directors approved the exercise of WorldCorp's option to purchase 4.8 million shares of US Order common stock held by the Founders. Under the terms of this agreement, prior to December 31, 1994, WorldCorp paid $0.4 million in cash to the Founders in exchange for 498,794 shares of US Order common stock, increasing WorldCorp's ownership of voting stock to 52%. Effective February 16, 1995, WorldCorp purchased the remaining 4.3 million shares of US Order common stock with 302,282 shares of WorldCorp common stock, $0.3 million in cash, and $1.1 million in the form of notes due to the Founders. These notes were paid in 1995. As a result of this option exercise, WorldCorp increased its ownership in US Order's voting stock to approximately 89% in February 1995.

     In addition, at December 31, 1995, WorldCorp has 346,429 warrants to purchase an equivalent number of shares of US Order's common stock at $4.00 per share until May 1996.

SALE OF BANKING OPERATIONS

     On August 1, 1994, US Order sold its electronic banking and bill payment operations to Visa International Services Association, Inc. ("Visa") (which subsequently transferred these assets to the wholly owned subsidiary, Visa InterActive) for $14.6 million in cash (net of closing costs of $0.2 million), the assumption of certain of US Order's capital lease obligations and other miscellaneous liabilities totaling $0.9 million, 100 shares of Visa InterActive's redeemable preferred stock, and a 72 month royalty stream commencing January 1, 1995 and ending December 31, 2000 (the "Royalty Period"). The Company recognized a gain of $14.5 million (before minority interest of $3.9 million) from this sale. Of the proceeds received by US Order, $9.4 million was used to retire a portion of its preferred stock (of which WorldCorp received $3.3 million) and to cancel vested employee options. The royalty amount is based on the number of Visa InterActive customers using the electronic banking and bill payment technology sold by US Order to Visa.

     Under the terms of the agreement, Visa InterActive is not required to pay US Order for the first $73,315 of royalties earned during each quarter on a cumulative basis for a total of twelve quarters. Due to the uncertainties which exist regarding the number of Visa InterActive's customers that will use the bill payment system during the Royalty Period and the possible effect of technological advances, it is not possible to predict the amount of royalties which US Order may earn pursuant to the agreement. Any royalties received will be recognized as revenue during the period in which the royalties are earned. US Order did not receive any Visa royalty payments in 1995.

     Under the agreement with Visa, US Order was designated as Visa's "preferred provider" for certain of US Order's services, such that US Order provides these services at certain predetermined prices and established standards during the Royalty Period. Visa agreed to inform its members/banks through Visa's customary communications that US Order is a preferred provider of Visa with respect to US Order's services. Visa also agreed not to designate any third party as a "preferred provider" of US Order's services until after August 1, 1995. Through July 1995, US Order paid Visa InterActive a monthly fee of $6.40 for each of US Order's bill pay customers which were not yet customers of a Visa member bank. This fee was reduced to $4.00 per bill pay customer on August 1, 1995. As part of the Visa transaction, US Order's president was appointed to, and its chairman and chief executive officer was named an advisor to, the board of directors of Visa InterActive.

INITIAL PUBLIC OFFERING

     In June 1995, US Order completed an initial public offering of 4,427,500 shares of its common stock at an offering price of $14.75 per share. Of the 4,427,500 shares sold, 3,062,500 were issued and sold by US Order which resulted in a gain of approximately $27.0 million to the Company, and 1,365,000 shares were sold by the Company resulting in a gain of approximately $19.6 million.
Net proceeds from the offering to the Company and US Order approximated $18.7 million and $41.6 million, respectively. In conjunction with the offering, the US Order preferred stock previously held by the Company was converted to common stock. As a result of the above transactions, WorldCorp owns 56.9% of the outstanding common stock of US Order at December 31, 1995.

COLONIAL DATA EXCHANGE

     On April 6, 1995, US Order entered into a stock exchange agreement with Colonial Data, a strategic alliance partner. Pursuant to the terms of the agreement, on June 8, 1995, US Order exchanged 230,000 shares of its common stock, valued at the initial public offering price of $14.75 per share or $3.4 million, for 170,743 shares of Colonial Data's unregistered common stock (valued based on the average closing price of Colonial Data's stock for the twenty trading days preceding the date of the exchange) which was equivalent to the value of US Order stock exchanged. The Company recognized a gain of $2.0 million on the exchange of this stock. The fair value of this investment at December 31, 1995 was approximately $3.5 million, based on the quoted market price of the stock, and was held for purposes other than trading (see Note 8).

     As part of the agreement, US Order also agreed to exchange $3.0 million of its restricted common stock on April 15, 1996 for $3.0 million of Colonial Data's unregistered common stock, subject to certain limitations. Each company's stock will be valued at the average closing price of their respective common stock as reported on the NASDAQ National Market for each of the 20 trading days prior to April 10, 1996. Both companies will have certain "piggyback" registration rights and rights of first refusal with respect to each other's stock. As of December 31, 1995, none of US Order's or Colonial Data's common shares issued in the stock exchange agreement of April 6, 1995 were registered. Since the sale of the Colonial Data stock held by US Order is currently restricted, this investment is carried at cost.

INVESTMENT IN HOMENET

     On October 18, 1995, US Order acquired a 40% equity interest in HomeNet, a newly formed, development stage personal computer software company that plans to develop and deliver electronic financial products and services to consumers, through the issuance of 296,746 shares of its common stock valued at $5.0 million, in exchange for 40% of HomeNet. The Company recognized a $2.5 million gain as a result of this stock issuance. The purchase price exceeded US Order's proportionate share of the equity in net assets of HomeNet at October 18, 1995 by approximately $3.1 million which is considered to be goodwill and is being amortized over a period of 5 years on a straight-line basis. The shareholders' agreement among US Order, HomeNet and HomeNet's founding shareholders contains provisions whereby, under certain conditions, beginning three years from the closing, US Order could elect to acquire, or be required to acquire at the then-determined fair market value, the founding shareholders' HomeNet equity for US Order's common stock or cash. US Order uses the equity method of accounting for its investment in HomeNet, which had a carrying value of $4.8 million at December 31, 1995 (see
Note 8).

4.   TRANSACTIONS WITH MHS AND MALAYSIAN AIRLINES

     On October 30, 1993, WorldCorp, Inc., World Airways, Inc., and MHS Berhad ("MHS") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. Under this Agreement, World Airways would receive upon closing $12.4 million to fund its working capital requirements. The remaining $15.0 million would be paid to WorldCorp to add to its cash reserves. WorldCorp received $2.7 million prior to December 31, 1993 as an advance on the sales price. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above. Under the agreement, if at any time after October 30, 1996 World Airways registers its common stock under the Securities Act of 1933, MHS has the right to demand the registration of its shares of World Airways' common stock. Under a shareholders agreement, MHS agreed not to transfer, sell, or pledge any of its shares of common stock prior to February 28, 1997 without the prior written consent of WorldCorp. MHS has the right to nominate two members to World Airways' board of directors and WorldCorp has agreed to vote its shares of common stock to elect such nominees. Also, if without the prior written consent of MHS: (1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then MHS has the option (a) to sell or transfer all or a portion of its shares to a third party prior to February 28, 1997, and/or (b) to require WorldCorp to purchase all or part of MHS's shares at fair market value. Fair market value is defined to be not less than the aggregate of the costs borne by MHS in acquiring and holding its World Airways shares. Management has indicated that it does not have any current intent to take any such actions without the prior consent of MHS or the directors nominated by MHS. The shareholders agreement also provides that if WorldCorp's ownership interest in World Airways falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. MHS also has a right of first refusal to purchase shares of common stock issued by World Airways or sold by WorldCorp and to purchase additional shares of common stock to maintain its ownership percentage in World Airways.

     During 1994, MHS acquired 32% of Malaysian Airline System Berhad ("Malaysian Airlines"), the flag carrier of Malaysia. World Airways has provided service to Malaysian Airlines for many years, providing aircraft for integration into Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. The current Malaysian Airlines Hadj contract, which was entered into in 1992, expires in 1996. World Airways is currently in negotiations with Malaysian Airlines regarding future Hadj operations. In 1995 and 1994, World Airways provided three and two aircraft, respectively, for Hadj operations and will provide three aircraft for the 1996 Hadj operations. Malaysian Airlines is World Airways' largest customer (see Note 17).

     Effective December 31, 1994, WorldCorp entered into a 6% note payable to MHS in the amount of $8.5 million, due December 31, 1995, in exchange for 5% of World Airways' common stock held by MHS and the execution of a series of multi-year contracts between World Airways and Malaysian Airlines. The shares were pledged as security for the note payable. The note was repaid in accordance with the agreement. As a result of this transaction, effective December 31, 1994, MHS owned 19.9% of World Airways' common stock. As a result of World Airways' initial public offering (see Note 2), MHS owns approximately 16.6% of World Airways' common stock as of December 31, 1995.

     Under the terms of its new multi-year contracts with Malaysian Airlines, World Airways operates three freighter aircraft for a combined guaranteed minimum of 1,200 block hours per month (except when an aircraft is in scheduled maintenance). One freighter began service in June 1994 and will operate through September 1999; two additional freighters began service in June and July 1995, respectively, and will operate through September 2000. Also under the new contracts, Malaysian Airlines extended through March 1997 the operation of two MD-11 passenger aircraft that had been previously contracted by Malaysian Airlines to operate from October 1994 through March 1995. Each of these passenger aircraft operates a minimum of 320 block hours per month. Certain operating costs incurred by World Airways pursuant to these contracts are reimbursed by Malaysian Airlines. As of December 31, 1995 and 1994, the Company has $3.0 million and $0.6 million, respectively, included in trade accounts receivable in the accompanying consolidated balance sheets relating to these costs.


     Of the $8.5 million consideration paid by WorldCorp to MHS, $3.0 million is attributable to the contract enhancements discussed above. This amount is included in other assets and deferred charges in the accompanying consolidated balance sheets, and is being amortized over the terms of the Malaysian Airlines contracts, approximately two to five years. As of December 31, 1995, the unamortized balance of the deferred contract cost is $2.3 million, net of $0.7 million of accumulated amortization (see Note 8).

     World Airways and Malaysian Airlines entered into an agreement in March 1995 pursuant to which Malaysian Airlines provides routine maintenance checks, structural inspections and other necessary work for World Airways' aircraft in Kuala Lumpur. World Airways paid Malaysian Airlines approximately $0.4 million during 1995 related to these services.

     During 1995, World Airways entered into agreements with Malaysian Airlines to lease two DC10-30 aircraft. The aircraft were delivered in June and December 1995 and have lease terms of 26 and 36 months, respectively. Rent expense and maintenance reserve payments related to these aircraft amounted to $1.6 million in 1995. World Airways incurred approximately $1.4 million during 1995 related to improvements made to these two aircraft, which will be reimbursed by Malaysian Airlines. Approximately $0.7 million of this amount is included in trade and other receivables in the accompanying consolidated balance sheet at December 31, 1995.

     In March 1996, World Airways leased two additional DC10-30 aircraft from Malaysian Airlines. These aircraft have lease terms of 36 months with monthly rent expense and other lease terms similar to the aircraft leased during 1995. World Airways may choose to enter into additional aircraft leases with Malaysian Airlines to meet short-term peak demand requirements.

5.   SALE OF KEY AIRLINES

     In October 1992, WorldCorp disposed of its wholly-owned subsidiary, KeyAir. WorldCorp sold all of the outstanding common shares of KeyAir for $6.5 million to Savannah Aviation Group, and an estimated loss on sale was recorded at that time. On February 8, 1993, KeyAir filed a voluntary petition for bankruptcy protection under Chapter 11 and certain disputes arose between the Company and the purchasers of KeyAir. The Company recorded an additional loss of approximately $0.8 million in 1993 related to amounts outstanding under a line of credit and certain letters of credit related to KeyAir which will not be recovered by the Company.

6.   SUPPLEMENTAL INFORMATION -- STATEMENTS OF CASH FLOWS

     Additional information pertaining to certain cash payments and noncash investing and financing activities is as follows (in thousands):

                     For the years ended December 31,
                     --------------------------------
                        1995       1994       1993
                     ----------  ---------  ---------
   Cash paid for:
     Interest           $12,130    $11,550    $10,274
     Income taxes           711        140         91

     During 1995, WorldCorp exercised its remaining options to purchase 4.3 million shares of US Order common stock held by its founders which included an exchange of stock (see Note 3).

     In 1995, US Order entered into stock exchange agreements with Colonial Data and HomeNet (see Note 3).

     In December 1994, WorldCorp agreed to pay MHS $8.5 million in exchange for the 5% of World Airways' common stock held by MHS and the execution of a series of long-term contracts with Malaysian Airlines (see Note 4).

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

     During 1993, World Airways sold $9.5 million of MD-11 aircraft spare parts and leased the parts back under a 79 month capital lease. The following is a summary of the transaction (in thousands):

       Sales price of parts                       $   9,463
       Debt retired                                 (7,570)
       Security deposit                             (1,893)
                                                    -------
         Net cash proceeds                        $       0
                                                    =======

7.   SHORT-TERM INVESTMENTS

     At December 31, 1995 and 1994, short-term investments consist of cash pledged as collateral for letters of credit with original maturities in excess of ninety days, and expiration dates within one year.

8.   OTHER ASSETS AND DEFERRED CHARGES

     Other assets and deferred charges consist of the following (in thousands):

                                                               December 31,
                                                       -------------------------
                                                            1995         1994
                                                       -----------  ------------
       Long-term investment, at cost (Note 3)          $     3,392   $       --
       Investment in HomeNet (Note 3)                        4,835           --
       Debt issuance costs, net                              2,036        2,326
       Long-term notes receivable (Notes 15 and 18)            868        2,436
       Deferred contract cost (Note 4)                       2,285        3,000
       Aircraft integration costs, net                       1,968        2,927
                                                            -------      -------
                                                       $    15,384   $   10,689
                                                            =======      =======

     Debt issuance costs consist of the costs of issuing the 13 7/8% Subordinated Notes due 1997, the Convertible Subordinated Debentures due 2004, and revolving lines of credit agreements. These costs are being amortized over the term of the respective debt instruments using the effective interest method (see Notes 11 and 12).

     Aircraft integration costs consist of pre-operating costs incurred in connection with integrating the new MD-11 aircraft into World Airways' fleet (see Note 12). These costs, consisting primarily of flight crew training, are being amortized on a straight-line basis over a five-year period.

     Prepaid expenses and other current assets at December 31, 1995 includes prepaid insurance of approximately $5.9 million, prepaid rent of approximately $1.5 million and a deposit on a spare engine of approximately $1.2 million. Included in the December 31, 1994 balance is approximately $4.8 million of prepaid insurance.

9.   ASSETS HELD FOR SALE

     Assets held for sale consist primarily of DC10 and B727 rotables with a net book value of $3.0 million and $11.0 million as of December 31, 1995 and 1994, respectively, as well as two DC10 engines with a net book value of $2.8 million as of December 31, 1994. The Company has consigned these parts with a third party to sell these parts over a reasonable period of time with the objective of maximizing the proceeds from the sales. Due to the increased number of DC10 aircraft leased by World Airways during 1995, DC10 rotables and the two DC10 engines with a total net book value of $9.9 million were reclassified from assets held for sale to flight and other equipment in the accompanying consolidated balance sheet at December 31, 1995. This amount represents World Airways' estimate of the additional spare parts needed to support its fleet of DC10-30 aircraft. During 1993, US Order recorded a $1.8 million write-down associated with its older generation of terminal components, a small amount of which remain available for sale.

10.  INTANGIBLE ASSETS

     As a result of various transactions in the capital stock of US Order during 1994 and 1995(see Note 3), the Company recorded approximately $1.7 million and $3.5 million, respectively, of goodwill, which is being amortized over approximately six years using the straight-line method. As a result of the sale of a portion of its stock of US Order pursuant to US Order's initial public offering, approximately $1.9 million of this goodwill was eliminated and offset against the gain on sale of stock (see Note 3).

     Effective December 31, 1994, the Company agreed to purchase 500,000 shares of MHS's 2,490,000 shares of World Airways common stock for $8.5 million, resulting in goodwill of $5.5 million (see Note 4). As a result of the sale of a portion of its stock of World Airways pursuant to the World Airways' initial public offering, approximately $5.3 million of this goodwill was eliminated and offset against the gain on sale of stock (see Note 2).

11.  NOTES PAYABLE

     In 1993, World Airways entered into an $8.0 million revolving line of credit borrowing arrangement which is collateralized by certain receivables which were sold to the bank with recourse. Borrowing availability under the line is based on the amount of eligible receivables. At December 31, 1995, World Airways had an unused borrowing capacity of $0.3 million. At December 31, 1994, World Airways had no unused borrowing capacity available. Borrowings under the line of credit were $1.7 million and $2.8 million at December 31, 1995 and 1994, respectively, and bear interest at the greater of the federal funds rate plus 2.5% or the prime rate plus 2%. The interest rate was 10.5% at December 31, 1995 and 1994. World Airways is required to pay any outstanding amounts under the line of credit on January 7, 1998. This agreement contains certain covenants related to World Airways' financial condition and operating results, including minimum quarterly net income tests. In March 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995. No assurances can be given that the Company will continue to meet these covenants or, if necessary, obtain the required waivers. The agreement also requires an unused facility fee of 0.5% per year.

     A $5.0 million note bearing interest at 3.8% and a $4.4 million note bearing interest at 4.4% are included in notes payable at December 31, 1995 and 1994, respectively. Principal and interest is payable monthly in 1996 and 1995, respectively.

     Also included in notes payable as of December 31, 1994 is a 6.0% note payable to MHS in the amount of $8.5 million with principal and interest due December 31, 1995 (see note 4). This note was repaid during 1995.

     In the first quarter of 1995, World Airways received approximately $6.0 million in working capital and short-term financing from certain of its equipment lessors, bearing interest at approximately 11%. The balance was repaid during 1995.

12.  LONG-TERM OBLIGATIONS

LONG-TERM DEBT

     The Company's long-term obligations at December 31 are as follows (in thousands):

                                                                                  1995       1994
                                                                                --------  ---------
     Note payable due 1995 -- with interest at one month LIBOR plus
      1.95% payable monthly (7.95% at December 31, 1994),
      collateralized by one General Electric CF6-50C2 engine.                   $     --   $    300

     Spare parts loan due 1998 -- with principal and interest at 8.5%
      payable monthly, collateralized by certain MD-11 spare parts.                3,617      4,004

     Spare parts loan due 1997 -- with principal paid semi-annually beginning in 1995 and interest at 8.5% payable semi-annually,
      collateralized by certain MD-11 spare parts.                                 2,857      5,000

     Aircraft parts security agreement payable to a bank due 1998 -- with interest at the greater of the federal funds rate plus 2.5% or the prime rate plus 2% (10.5% at December 31, 1995 and December
      31, 1994), collateralized by certain rotables.                               8,568      6,371

     Note payable due 1999 -- with interest at 7.25% payable monthly,
      collateralized by one Pratt & Whitney PW4462 engine.                         4,883         --

     Guaranteed bank loan due 1996 -- with interest at the call loan rate plus 1.5% (8.45% at December 31, 1995), collateralized by 286,681 shares of WorldCorp common stock held by the WorldCorp Employee
      Savings and Stock Ownership Plan (see Note 15).                              1,370         --

     Unsecured promissory note due 1997 -- with interest at 6% payable
      quarterly beginning May 8, 1994.                                               900        900

     Unsecured promissory note -- with interest at 7.5% payable at maturity.          --      1,133

     13 7/8% Subordinated Notes due August 15, 1997 -- interest payable semi-annually beginning February 15, 1988 (net of unamortized
      discount of $0.1 million in 1995 and 1994).                                 24,961     24,942

     Convertible Subordinated Debentures due 2004 -- with interest at 7%
      payable semi-annually beginning May 15, 1992.  The Debentures are convertible into WorldCorp common stock at $11.06 per share
      subject to adjustment in certain events.                                    65,000     65,000

     Deferred aircraft rent, non-current                                           1,142      1,522

     Capitalized lease obligations                                                 8,869      9,860
                                                                                 -------    -------

        Total                                                                    122,167    119,032

     Less:  current maturities                                                    10,822      9,664
                                                                                 -------    -------

        Total long-term obligations, net                                        $111,345   $109,368
                                                                                 =======    =======

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

     WorldCorp has never paid any cash dividends and does not plan to do so in the foreseeable future. Both the 13 7/8% Subordinated Notes Indenture and the indenture pursuant to which the Debentures were issued (the "Indentures") restrict the Company's ability to pay dividends or make other distributions on its common stock. Under the indenture terminating in 2004, WorldCorp has agreed to cause the companies not to pay dividends if at the time WorldCorp is in default under such indenture. Further, under the indenture terminating in 1997, WorldCorp has agreed to cause the companies not to pay dividends unless WorldCorp has a positive adjusted net worth (as defined therein). As of March 11, 1996, WorldCorp's adjusted net worth was negative and under the indenture terminating in 1997 WorldCorp is therefore obligated to cause the companies not to pay dividends. In addition, the Indentures originally restricted the ability of World Airways to pay dividends other than to the Company. In 1994, however, the Company received approval from the holders of the Indentures to allow World Airways to pay dividends to parties other than the Company (see Note 1).

     The carrying values of the amounts outstanding under the above Debentures and Indenture currently approximate fair value.

     The aircraft security agreement is subject to the terms of the $8.0 million revolving line of credit borrowing (see Note 11). Under this agreement the borrowing must be reduced by the amount of proceeds received from the sale of excess spare parts, but at a minimum of $0.5 million each month. The borrowing facility also restricts World Airways' ability to pay dividends. Under this agreement, World Airways cannot declare, pay, or make any dividend or distributions in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months. In addition, World Airways must have a cash balance of at least $7.5 million immediately after giving effect to such dividend. Under the terms of the agreement, World Airways is also not permitted to incur indebtedness in excess of $25.0 million (excluding capital leases) or make capital expenditures in 1995 of more than $25.0 million or in any subsequent year of more than $15.0 million. In 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995, extend the credit facility to 1998, and to defer payments of principal due in February and March 1995 until the second quarter of 1995. On August 24, 1995, World Airways again amended the agreement to provide for a variable rate, $10.5 million borrowing, which is payable over a 21-month term. World Airways used a portion of the proceeds from this loan to pay off the previously outstanding balance of the aircraft parts loan. No assurances can be given that World Airways will continue to meet these revised covenants or, if required, obtain the required waivers.

     In January 1995, the ESSOP refinanced its debt to the Company through a margin loan (the "Refinanced ESSOP Loan") in the amount of $1.5 million. Principal payments of $90,000 are due quarterly and a final principal payment of $1,050,000 is due May 1996. Interest is payable quarterly at the call loan rate plus 1.5%. The Refinanced ESSOP Loan is collateralized by 286,681 of unallocated shares of common stock owned by the ESSOP at December 31, 1995 (see
Note 15).

     World Airways has a commitment to purchase a spare engine in the first quarter of 1996. World Airways has made deposits of $1.6 million as of March 1996 towards this engine and intends to finance the remaining balance of approximately $6.4 million through the manufacturer over a seven year period at a fixed interest rate.

     In January 1996, World Airways entered into an agreement with an engine manufacturer to purchase another spare engine and a quick engine change (QEC) kit for approximately $8.5 million to be delivered by July 1996. As part of the agreement, World Airways plans to finance 85% of the purchase price through the manufacturer over a seven year period at a fixed interest rate.

     The following table shows the aggregate amount of scheduled principal maturities (in thousands) of debt outstanding at December 31, 1995:

               1996                                     $  9,676
               1997                                       30,810

               1998                            3,408
               1999                            3,300
               2000                               --
               Thereafter                     65,000
                                            --------
                   Total                    $112,194
                                            ========

DEFERRED AIRCRAFT RENT

     During 1993, World Airways negotiated with several of its lessors to defer approximately $14.7 million of lease payments on eight aircraft. Of this amount, World Airways repaid approximately $13.7 million in 1995, 1994, and 1993. In addition, during 1995 and 1994, World Airways deferred approximately $0.7 million of rent, pursuant to the 1993 agreement. The remaining deferrals at December 31, 1995 bear interest at rates ranging from 7% to 11.7% and are due as follows (in thousands):

     1996                                                    $  533
     1997                                                       227
     1998                                                       244
     1999                                                       261
     2000                                                       280
     Thereafter                                                 130
                                                             ------
       Total                                                 $1,675
                                                             ======


CAPITAL LEASES

     The present values of the obligations under capital leases at December 31, 1995 are calculated using rates ranging from 6.1% to 11.7%. The following are scheduled minimum capital lease payments (in thousands) due in the succeeding five years and thereafter, together with the present value of such obligations:

     1996                                                   $ 2,001
     1997                                                     1,721
     1998                                                     3,376
     1999                                                     1,317
     2000                                                     2,941
     Thereafter                                                  --
                                                            -------
     Total minimum lease payments                            11,356
     Less imputed interest                                    2,487
                                                            -------
       Present value of obligations under capital leases    $ 8,869
                                                            =======

     Property under capital leases consists of equipment leases and are amortized on a straight-line basis over the lease terms or expected useful lives of the assets. Accumulated amortization under capital leases was $3.7 million and $3.0 million at December 31, 1995 and 1994, respectively. Amortization expense of property under capital leases totaled $0.7 million, $1.0 million, and $0.7 million for the years ended December 31, 1995, 1994, and 1993, respectively.

OPERATING LEASES

     In October 1992 and January 1993, World Airways signed a series of agreements with International Lease Finance Corporation ("ILFC"), McDonnell Douglas Corporation, GATX Capital Corporation, and United Technologies Corporation's Pratt & Whitney Group ("Pratt and Whitney") to lease seven new McDonnell Douglas MD-11 aircraft under initial lease terms of two to five years. Six of the seven aircraft leases contain annual renewal options in years six through fifteen of the lease term. Under the terms of the lease agreements, World Airways may be required to pay additional rent in excess of the fixed monthly amounts depending on block hours flown.

     In February 1992, World Airways signed 12 year operating leases for two McDonnell Douglas DC10-30 passenger aircraft. In July 1993, World Airways returned these aircraft to their lessor which resulted in a $1.5 million early termination payment of which $1.1 million was expensed in 1993 and included in aircraft costs. Certain matters related to the termination of these leases were resolved in 1995 and resulted in a gain to the Company of approximately $0.8 million. This gain is included in other income in 1995 (see Note 19).

     In October 1993, World Airways returned an aircraft to its lessor and recorded an expense of $1.2 million related to the early termination of the lease which is also included in aircraft costs.

     In 1994, the Company recorded a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three additional DC10-30 aircraft leases in 1994. The reversal is recorded as a reduction to maintenance expense.

     As of December 31, 1995, the World Airways' fleet consisted of four passenger MD-11 aircraft, one freighter MD-11 aircraft, two convertible MD-11 aircraft, three passenger DC10-30 aircraft, and one DC10-30 convertible aircraft. The MD-11 leases contain options to purchase the aircraft at various times throughout the lease terms. Long-term deposits consist primarily of deposits on the MD-11 leases. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits to McDonnell Douglas toward the option aircraft. These options expired in 1995. In March 1996, World Airways entered into an agreement with McDonnell Douglas to lease two MD-11ER aircraft. Under this agreement, World Airways will lease each aircraft for a term of 24 years with an option to return the aircraft after a seven year period, subject to fixed termination fees of $2.8 million per aircraft. The non-refundable deposits of $1.2 million previously paid to McDonnell Douglas towards options on four MD-11 aircraft will be applied to the deposits required on the MD-11ER aircraft. World Airways entered into a simultaneous agreement with McDonnell Douglas to finance MD-11 spare parts. World Airways will receive a total of $9.0 million of which $3.0 million will be advanced with the delivery of each aircraft and an additional $3.0 million will be available in December 1996. McDonnell Douglas will retain a purchase money lien in the purchased parts. In connection with this lease agreement, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event the existing lessee terminates its lease with McDonnell Douglas at that time.

     World Airways ultimately plans to exit DC10 aircraft and standardize its fleet around the MD-11 aircraft. However, to the extent World Airways can obtain DC10 aircraft at favorable lease terms, it will continue to utilize these aircraft to supplement the MD-11 fleet during peak flying times until the MD-11 fleet is sufficient to fulfill its obligations. Therefore, in 1995, World Airways entered into three DC10-30 aircraft leases with lease terms expiring in August 1997, September 1997, and December 1998. In March 1996, World Airways leased two additional DC10-30 aircraft (see Note 4).

     World Airways extended the lease terms on two spare engines subsequent to year end. One lease, originally expiring on December 31, 1995, was extended until February 1998. This lease was classified as a capital lease at December 31, 1995, but will be classified as an operating lease under the new agreement. The other engine was extended three years from its original April 20, 1996 termination date.

     Rental expense, primarily relating to aircraft leases, totaled approximately $68.7 million, $52.7 million, and $50.9 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     The following is a schedule of future annual minimum rental payments, principally aircraft rentals (excluding variable portions), required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, including the leases entered into subsequent to year-end (in thousands):


         1996                                    $    89,273
         1997                                         93,840
         1998                                         89,816
         1999                                         75,672
         2000                                         71,940
         Thereafter                                  749,335
                                                   ---------
         Total                                   $ 1,169,876
                                                   =========

     These future annual minimum rental payments include all option years. Under the terms of certain of the leases, if the options are not exercised, the Company must pay to the lessor either a fixed penalty or a penalty based on the number of block hours flown since delivery of the aircraft per the lease agreement. The Company intends to exercise the options under these leases.

13.  COMMON STOCK PURCHASE WARRANTS

BNYFC WARRANTS

     On December 7, 1993, in connection with a revolving line of credit facility and an aircraft parts security agreement (see Notes 11 and 12), the Company granted to Bank of New York Financial Corporation ("BNYFC") warrants expiring December 7, 1996 to purchase 250,000 shares of the Company's common stock, at a price of $6.15 per share. At December 31, 1995, these warrants were fully vested and outstanding.

1986 EXECUTIVE WARRANTS

     During 1986, the Company entered into agreements with certain officers of the Company to issue 3,600,000 warrants, expiring May 24, 1994, each to purchase one share of the Company's common stock at a price of $5.00 per share, subject to certain anti-dilution adjustments (the "Executive Warrants"). During 1994 and 1993, 90,000 and 779,875, respectively, of these warrants were exercised. During 1994, the remaining 2,272,336 1986 Executive Warrants expired.


1989  EXECUTIVE WARRANTS

     During 1989, the Company entered into warrant agreements with certain officers of the Company providing for the issuance of warrants ("the 1989 Executive Warrants") to purchase a total of 745,000 shares of the Company's common stock at an exercise price of $5.50; such warrants vest at differing rates over 60 months. The 1989 Executive Warrants expire on August 31, 1997. During 1995, 141,083 warrants were exercised. As of December 31, 1995, 453,417 of these warrants had been cancelled and there were 150,500 1989 Executive Warrants fully vested and outstanding.

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

     In August 1994, the Company granted 1,050,000 options to an officer and a board member of the Company. These options become vested at various times through May 2004. During 1995 and 1994, approximately $0.7 million and $1.1 million, respectively, of compensation expense was recognized in connection with the vested portion of these options.

     A summary of option transactions under the 1988 Plan for the years ended December 31, 1993, 1994, and 1995 is presented below:

   Options outstanding, December 31, 1992                        1,600,962
     Options granted (exercise prices from $4.72 to $7.03)         300,000
     Options exercised (exercise price of $5.625)                 (175,000)
     Options expired or cancelled                                  (77,600)
                                                                 ---------
   Options outstanding, December 31, 1993                        1,648,362
     Options granted (exercise prices from $4.50 to $4.56)       1,100,000
     Options exercised (exercise prices from $4.72 to $5.625)     (176,723)
     Options expired or cancelled                                 (249,235)
                                                                 ---------
   Options outstanding, December 31, 1994                        2,322,404
     Options granted (exercise prices from $4.56 to $9.55)          50,000
     Options exercised (exercise prices from $4.50 to $7.70)      (418,485)
     Options expired or cancelled                                 (125,000)
                                                                 ---------
   Options outstanding, December 31, 1995                        1,828,919
                                                                 =========

     A total of 1,434,601 options have vested and are exercisable by the participants under the 1988 Plan as of December 31, 1995.

     On May 24, 1995, World Airways' stockholders approved the 1995 Stock Option Plan (the "1995 Plan") that took effect May 31, 1995. Members of World Airways' Board of Directors, employees, and consultants to World Airways or its affiliates are eligible to participate in the 1995 Plan. World Airways has reserved 1,100,000 shares of its common stock for issuance upon the exercise of options granted to participants under the 1995 Plan. As of December 31, 1995, World Airways has awarded options to purchase 1,070,083 shares of common stock, which are exercisable at prices ranging from $10.00 to $11.55 per share. As of December 31, 1995, no options had been exercised. These options become vested at various times through May 2003.

     On July 27, 1995, World Airways adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which each non-affiliate director will be offered options to purchase 10,000 shares of common stock upon election or appointment to the Board of Directors of World Airways. On the third anniversary of the initial award, each such director will be offered an option to purchase 5,000 shares of common stock. Options granted under the Directors' Plan become exercisable in equal monthly installments during the 36 months following the award, as long as the person remains a director of World Airways. The exercise price of all such options will be the average closing price of the common stock during the 30 trading days immediately preceding the date of grant. Up to 250,000 shares of common stock may be issued under the Directors' Plan, subject to certain adjustments.

     US Order sponsors the following stock option plans which cover substantially all US Order employees and certain directors: the 1991 Stock Option Plan (the "1991 Plan"), the 1995 Incentive Plan (the "1995 Plan") and the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The 1991 Plan was terminated in May 1995. US Order had reserved 3,000,000 shares of common stock for the exercise of options under this plan. As of December 31, 1995, 2,767,784 options had been granted for purchases of the same number of shares of US Order's common stock under the 1991 Plan. These options vest monthly over a period of three to five years. However, no vesting occurs until after the employee has completed one year of service with US Order. As of December 31, 1995, the 2,263,155 options outstanding under the 1991 Plan had exercise prices ranging from $.98 to $9.50 per share, and 1,463,527 options were vested and exercisable. During 1995 and 1994, 373,106 and 120,788 options, respectively, were exercised for the same number of shares of US Order's common stock at prices ranging from $.98 to $7.13.

     US Order adopted both the 1995 Plan and the Directors' Plan in May 1995. US Order has reserved 1,000,000 and 250,000 shares of its common stock for the exercise of options under the 1995 Plan and the Directors' Plan, respectively. As of December 31, 1995, 110,050 options had been granted for purchases of the same number of shares of US Order's common stock under the 1995 Plan. These options vest monthly over a period of three to five years. However, no vesting occurs until after an employee has completed one year of service with US Order. The 108,550 options outstanding at December 31, 1995 under the 1995 Plan have option prices ranging from $14.50 to $23.75. The grant price is based on the closing NASDAQ market price of US Order's stock on the date of the grant. As of December 31, 1995, there were 6,114 shares vested and exercisable under the 1995 Plan. As of December 31, 1995, there were no options issued under the Directors' Plan. Options under this plan will vest monthly over a three year period beginning on the date of grant. The grant price for the Directors' Plan will be based on the average of the closing NASDAQ market price of US Order's stock on the thirty trading days preceding the date of the grant.

     In addition to options issued in 1995 under both the 1991 and 1995 Plans, US Order issued 15,000 options to three of its five non-affiliate directors and 25,000 options to a non-affiliate who helped in arranging a placement of Series C preferred stock. Each of these grants has a $7.13 exercise price. The 45,000 options issued to non-affiliate directors vest monthly over a three-year period, and the 25,000 options granted to the non-affiliate vested immediately. As of December 31, 1995, of these 70,000 options, options for 36,665 shares of common stock are exercisable with a weighted average exercise price of $7.13.

     During 1995, US Order recognized approximately $225,000 of compensation expense in connection with options granted at exercise prices below the estimated fair market value of US Order's common stock at the date of grant. As of December 31, 1995, deferred compensation relating to these grants was approximately $0.3 million, which will be recognized over the remaining vesting period, which is generally three to five years.

     In August 1994, US Order paid $3.3 million to certain employees to cancel 675,334 outstanding vested options. This amount is allocated between general and administrative and research and development expenses in the accompanying 1994 consolidated statement of operations.

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

     In 1990, the ESOP was replaced by the Employee Savings and Stock Ownership Plan ("the ESSOP"). Participation in the ESSOP is limited to employees not covered under a collective bargaining agreement. Employees may elect to invest Salary Deferral Contributions in either the WorldCorp Stock Fund or in other investment funds. The ESSOP provides employer matching contributions in the WorldCorp Stock Fund at a rate determined by the Board of Directors, but at least 50% of the Salary Deferral Contribution. The employer matching contribution rate in the WorldCorp Stock Fund for 1995, 1994, and 1993 was 100%. The employer matching contribution in other investment funds is at the rate of 33 1/3% of the Salary Deferral Contribution. The Company charged approximately $251,000, $367,000, and $416,000, to expense for its contributions to the ESSOP in 1995, 1994, and 1993, respectively.

     The ESOP obtained bank financing of $3.6 million (the "ESOP Loan") which required quarterly principal payments of $90,000 and a final principal payment of $1,080,000. Interest was payable monthly at 85% of the bank's prime rate. During 1994, the Company paid off the balance of the ESOP loan in the amount of $1.7 million. ESSOP agreed to repay to the Company the amount of the bank loan and pledged 472,500 shares to the Company as collateral, subject to release of shares in connection with each quarterly principal payment. In January 1995, the ESSOP refinanced its debt to the Company through a margin loan (the "Refinanced ESSOP Loan") in the amount of $1.5 million. Principal payments of $90,000 are due quarterly and a final principal payment of $1.0 million is due May 1996. Interest is payable quarterly at the call loan rate plus 1.5% The Refinanced ESSOP Loan is collateralized by 286,681 of the unallocated shares of common stock owned by the ESSOP at December 31, 1995. The Company is required to make minimum annual discretionary contributions to the ESSOP in an amount necessary to pay principal and interest due on the refinanced ESSOP Loan to the extent that other contributions to the ESSOP are insufficient to make such payments. The Company expensed $0.2 million of principal and interest for these loans in each of 1995, 1994 and 1993.

     The World Airways' Crewmembers Target Benefit Plan and the World Airways' Flight Attendants Target Benefit Plan are defined contribution plans covering flight engineers and pilots, and flight attendants, respectively, with contributions based upon defined wages. These are both tax-qualified retirement plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Pension expense for both plans totaled $1.9 million, $1.4 million, and $1.5 million for the years ended December 31, 1995, 1994, and 1993, respectively.

     Effective January 1, 1987, World Airways adopted the World Airways, Inc. Profit Sharing Bonus Plan (the "1987 Profit Sharing Plan"). Distributions under the 1987 Profit Sharing Plan are equal to 20% of World Airways' defined operating income, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways' employees participating in the 1987 Profit Sharing Plan in that year. This is not a tax-qualified retirement plan under Section 401(a) of the Code. The Company made no distributions in 1995 or 1994 pertaining to 1994 or 1993 financial results, respectively. The Company has recorded expense and expects to distribute approximately $1.8 million in 1996 pertaining to 1995 results.

     World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. The Company accounts for the cost of health benefits in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS #106"). FAS #106 requires accrual accounting for all postretirement benefits other than pensions. World Airways funds the benefit costs on a pay-as-you-go (cash) basis.

     A summary of the net periodic postretirement benefit costs for the years ended December 31, 1995, 1994, and 1993 is as follows:

                                                    1995       1994       1993
                                                 ----------  ---------  ---------
   Service cost                                   $118,000    $145,000   $103,000
   Interest cost on accumulated
    postretirement benefit obligation              134,000     143,000    156,000
   Net amortized gain                              (40,000)         --         --
                                                  --------    --------   --------
     Net periodic postretirement benefit cost     $212,000    $288,000   $259,000
                                                  ========    ========   ========

     The components of the Accumulated Postretirement Benefit Obligation for the years ended December 31, 1995 and 1994 are as follows:

                                                     1995        1994
                                                  ----------  ----------
   Retirees and dependents                        $  951,000  $  935,000
   Fully eligible, active participants               165,000     211,000
   Not fully eligible participants                 1,480,000   1,238,000
                                                  ----------  ----------
                                                  $2,596,000  $2,384,000
   Less: plan assets                                       0           0
                                                  ----------  ----------
     Accrued postretirement benefit obligation    $2,596,000  $2,384,000
                                                  ==========  ==========

     The assumed discount rates used to measure the accumulated postretirement benefit obligation for 1995 and 1994 were 6.0% and 8.0%, respectively. The medical cost trend rate in 1995 was 7.0% trending down to an ultimate rate in 2020 of 3.5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1995 net periodic postretirement benefit cost by $33,000 and would have increased the accumulated postretirement benefit obligation as of December 31, 1995 by $136,000.

     Effective June 1, 1991, US Order adopted a defined contribution plan (the "Plan"), available to all full-time employees following three months of service. The Plan qualifies for preferential tax treatment under Section 401(a) of the Internal Revenue Code. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount for 1995, 1994 and 1993 equal to 20 percent of compensation paid during the plan year, not to exceed the annual IRS contribution limitations. All participants are fully vested in their contributions. There are no employer contributions under the Plan. Administrative expenses for the Plan were incurred and paid for by US Order.

16.  FEDERAL AND STATE INCOME TAXES

     Income tax expense attributable to income from continuing operations consists of (in thousands):

                                                                     For the years ended December 31,
                                                                     --------------------------------
                                                                        1995       1994       1993
                                                                     ----------  ---------  ---------
   U.S. Federal                                                      $      267  $     131  $      71
   State                                                                     88         28         45
                                                                          -----      -----      -----
    Income tax expense                                               $      355  $     159  $     116
                                                                          =====      =====      =====

     There is no deferred tax expense or benefit for the years ended December 31, 1995, 1994, and 1993.

     Income tax expense attributable to income (loss) from continuing operations for the years ended December 31, 1995, 1994, and 1993 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent as a result of the following (in thousands):

                                                                   For the years ended December 31,
                                                                  -----------------------------------
                                                                     1995        1994        1993
                                                                  -----------  ---------  -----------
   Expected Federal income tax expense
    (benefit) at the statutory rate                               $   20,444   $  3,569   $  (11,457)
   Amounts attributable to (earnings)/loss of subsidiaries not
    consolidated for tax purposes                                     (1,521)       830        3,130
   Income tax expense of subsidiaries not consolidated
    for tax purposes                                                     296         44           --
   Gain on sales of equity by subsidiaries not consolidated
    for tax purposes                                                 (14,850)        --           --
   Amortization of goodwill                                              283         35          149
   Book/tax difference in gain on sales of subsidiaries stock           (252)    (2,170)          --
   Generation (utilization) of net operating
    loss and capital loss carryforwards                               (3,946)    (3,056)       7,879
   Federal alternative minimum tax and environmental tax                 231        115           --
   State income tax expense, net of Federal benefit                       58         18           30
   Other                                                                (388)       774          385
                                                                    --------    -------     --------
    Income tax expense                                            $      355   $    159   $      116
                                                                    ========    =======     ========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                                1995             1994
                                                                             ----------       ----------
Deferred tax assets:

   Net operating loss carryforwards                                          $  10,444        $  14,390
   Compensated absences, primarily due to accrual for
    financial statement purposes                                                     5               33
                                                                               -------          -------
    Gross deferred tax assets                                                   10,449           14,423
    Less:  valuation allowance                                                  10,156           13,973
                                                                               -------          -------
    Net deferred tax assets                                                        293              450
                                                                               -------          -------
  Deferred tax liabilities:
   Property and equipment                                                          105               82
   Bonus amortization                                                              188              368
                                                                               -------          -------
  Gross deferred tax liabilities                                                   293              450
                                                                               -------          -------
  Net deferred income taxes                                                         --               --
                                                                               =======          =======

     The valuation allowance for deferred tax assets as of January 1, 1994 was $73.0 million. The net change in the total valuation allowance for the years ended December 31, 1994 and 1995 was a decrease of $59.0 million and $3.8 million, respectively.

     As a result of certain transactions with MHS in 1994 (see Note 4), World Airways is no longer consolidated with the Company for income tax purposes. As a result, approximately $100.4 million of the Company's previous consolidated net operating loss carryforward ("NOLs") was allocated to World Airways in 1994, and therefore, is only available to offset future federal taxable income of World Airways. Of this amount, $62.0 million is subject to a $6.9 million annual limitation resulting from an ownership change, pursuant to the Internal Revenue Code of 1986, as amended, which occurred in 1991. In addition, future transactions in the Company's or World Airways' stock could cause an additional ownership change at World Airways. The valuation allowance for World Airways' deferred tax assets as of December 31, 1995 was $39.5 million. World Airways' estimate of the required valuation allowance is based on a number of factors, including historical operating results. World Airways generated net earnings for the year ended 1995 as compared to losses in both 1994 and 1993. If World Airways continues to generate net earnings in 1996, it is possible that a change in the estimate of World Airways' required valuation allowance will occur in the near term, and could differ materially from the amount recorded at December 31, 1995.

     As of December 31, 1995, the Company has approximately $30.7 million of net operating loss carryforwards, which expire as follows (in millions):

                                 2007            9.3
                                 2008           11.3
                                 2009           10.1
                                               -----
                                               $30.7
                                               =====

     There can be no assurance that the operations of the Company will generate taxable income in future years so as to allow the Company to realize a tax benefit from its NOLs. The NOLs are subject to examination by the IRS and thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, an ownership change of the Company, as defined in the Internal Revenue Code, may occur in the future and may result in the imposition of a lower annual limitation on the Company's NOLs existing at the time of any such ownership change.

17.  SEGMENT INFORMATION

     The Company operates in two business segments: air transportation and transaction processing. The air transportation segment consists of its approximately 59.3% ownership of the outstanding common stock of World Airways, a provider of long range passenger and cargo air transportation for commercial and government customers. The Company's transaction processing business consists of its approximately 56.9% ownership of the outstanding common stock of US Order, a company which provides products and services for two markets: home banking and smart telephones.

     Summarized financial information by business segment is as follows (in thousands):

                                             Operating              Depreciation
        Year Ended                            Income      Total          and         Capital
       December 31, 1995          Revenues    (Loss)      Assets    Amortization  Expenditures
       -----------------          --------   ----------  --------   ------------  ------------
       Air transportation         $259,482   $  10,342   $130,695      $   6,056     $  22,060
       Transaction processing        4,186      (5,271)    40,252            619         1,234
       Holding company                  --      (4,334)    31,142          1,368            12
                                  --------   ----------  --------      ---------     ---------
                                  $263,668   $     737   $202,089      $   8,043     $  23,306
                                  ========   ==========  ========      =========     =========

                                             Operating              Depreciation
        Year Ended                            Income      Total          and         Capital
       December 31, 1994          Revenues    (Loss)      Assets    Amortization  Expenditures
       -----------------          --------   ----------  --------   ------------  ------------
       Air transportation         $180,715   $  (5,201)  $ 78,051      $   4,006     $   3,418
       Transaction processing        1,432      (9,997)     4,637            749         1,436
       Holding company                  --      (3,614)    15,848            457           199
                                  --------   ----------  --------      ---------     ---------
                                  $182,147   $ (18,812)  $ 98,536      $   5,212     $   5,053
                                  ========   ==========  ========      =========     =========

     There were no significant intersegment sales or transfers during 1995, 1994 or 1993.

     Information concerning customers for years in which their revenues comprised 10% or more of the Company's consolidated operating revenues is presented in the following table (in thousands):

                                                             Year ended December 31,
                                                            --------------------------
                                                              1995     1994     1993
                                                            -------- -------- --------
   Malaysian Airlines                                       $100,934 $ 32,773 $ 24,162
   U.S. Department of Defense (including U.S. Air Force)      52,889   44,572   54,201
   P. T. Garuda Indonesia                                     26,263   32,356   30,309
   Look Charters                                               3,677   21,222   12,468
   Burlington Air Express, Inc.                                   --      526   22,358

     World Airways has provided service to Malaysian Airlines since 1981, providing aircraft for integration into Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. World Airways recently entered into a series of multi-year agreements with Malaysian Airlines (see Note 4). World Airways provides five aircraft to Malaysian Airlines under multi-year contracts with expirations ranging from March 1997 to September 2000. As a result of these contracts, World Airways expects that the percentage of its total revenue generated from Malaysian Airlines in 1996 will continue to increase as compared to historical levels. The current Malaysian Airlines' Hadj contract, which was entered into in 1992, expires in 1996. World Airways is currently in negotiations with Malaysian Airlines regarding future Hadj operations. World Airways provided three aircraft for the 1995 Hadj operations and two aircraft for the 1994 Hadj operations, and will provide three aircraft for the 1996 Hadj operations.

     World Airways' contract with the U.S. Air Force expires in September 1996. The Company anticipates that future renewals of the U.S. Air Force contract will be on an annual basis.

     World Airways has provided service to PT Garuda Indonesia since 1973 and has operated under an annual Hadj contract since 1988. World Airways provided five aircraft for the 1995 Garuda Hadj operations, six aircraft for the 1994 Garuda Hadj operations, and will provide seven aircraft for the 1996 Garuda Hadj operations. In addition, World Airways has provided aircraft for Garuda's cargo operations in previous years.

     World Airways has provided service to Look Charters under an annual contract since 1992. In 1995 and 1994, World Airways performed operations for a summer charter program transporting passengers between Paris, France and various locations in the United States and Mexico.

     The loss of any of World Airways' contracts described above, or a substantial reduction in business from any of World Airways' major customers, could have a material adverse effect on the Company's results of operations and financial condition.

     World Airways derives a significant percentage of its revenues and block hours from its operations in Southeast Asia and the Middle East primarily as a result of its contracts with Malaysian Airlines, Garuda Indonesia and its scheduled passenger service to Tel Aviv. While World Airways believes Southeast Asia and the Middle East are growth markets for air transportation, any economic decline or any military or political disturbance in these areas may interfere with its ability to provide service in these areas and could have a material adverse effect on the Company's financial condition and results of operations.

     US Order's primary success in both the home banking and smart telephone markets is dependent on the ultimate success of its strategic partners, Visa InterActive and Colonial Data, as well as on the ability of these partners to successfully market US Order's products, service, and interactive applications.

     All export contracts are denominated in U.S. dollars as are substantially all of the related expenses. The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company's export revenues is presented in the following table (in thousands):

                                           For the Years Ended December 31,
                                       --------------------------------------
                                         1995           1994           1993
                                       --------       --------       --------
  Operating Revenues:
   Domestic                            $ 80,560       $ 64,588       $ 97,832
   Export    -  Malaysia                100,934         32,773         24,162
             -  Indonesia                26,263         32,356         30,310
             -  France                    6,897         22,217         12,531
             -  Other                    49,014         30,213         15,097
                                       --------       --------       --------
   Total                               $263,668       $182,147       $179,932
                                       ========       ========       ========

18.  RELATED PARTY TRANSACTIONS

     Effective November 10, 1988, T. Coleman Andrews', III employment agreement to serve as Chief Executive Officer and President of WorldCorp, which was originally entered into in August 1986, was extended an additional five years to August 1, 1994. In connection with the employment agreement, Mr. Andrews had also entered into a Supplemental Incentive Agreement ("the Incentive Agreement") with WorldCorp that provided for a bonus in the amount of $1.3 million plus interest earned at 8.91% to be paid to Mr. Andrews on August 1, 1994, provided he was still an employee of WorldCorp at that time. In connection with this employment arrangement, the Company loaned Mr. Andrews $1.3 million on January 10, 1989. Mr. Andrews executed and delivered to the Company a full recourse promissory note dated January 10, 1989. The principal amount of the note was due and payable on December 31, 1994 and interest accrued quarterly and was payable at maturity at a fixed rate of 8.91% per annum. Effective December 1993, the Company and Mr. Andrews terminated the Incentive Agreement and entered into a new agreement. In connection with the new agreement, the Company paid Mr. Andrews in December 1993 (approximately seven months early) $0.2 million due him under the Incentive Agreement. The new agreement delays payment to Mr. Andrews of the balance due under the Incentive Agreement and provides that the Company will make four annual installment payments of $0.4 million beginning January 2, 1995, plus interest earned at 3.83% in 1995 and 1996 and 5.07% in 1997 and 1998. The first two payments were made as scheduled in 1995 and 1996. At the same time, Mr. Andrews agreed to cancel his previous promissory note dated January 10, 1989 and issue a full recourse promissory note dated December 29, 1993. The principal amount of $1.8 million is payable in annual installments of varying amounts beginning January 1, 1994 and payable every February 1 thereafter until 1998. Interest is payable at 3.83% in 1995 and 1996 and 5.07% in 1997 and 1998. Mr. Andrews has reduced the principal balance of his obligation to the Company by $0.9 million through March 15, 1996. On August 19, 1994, the Company and Mr. Andrews extended Mr. Andrews' employment agreement to serve as Chief Executive Officer and President of WorldCorp through December 31, 1997. The Incentive Agreement amounts are included in accrued wages in the accompanying consolidated 1995 and 1994 balance sheets. As of December 31, 1995 and 1994, $0.5 million and $0.4 million, respectively, of the promissory note are included in prepaid expenses and other current assets and $0.9 million and $1.2 million, respectively, are included in other assets and deferred charges in the accompanying consolidated balance sheets.

     As of December 31, 1995, WorldCorp owns approximately 56.9% of the outstanding common stock of US Order (see Note 3). The Chairman of the Board of Directors of WorldCorp is also one of the founders of, and currently the Chairman of the Board of, US Order.

     At December 31, 1995, WorldCorp owns approximately 59.3% of the outstanding common stock of World Airways (see Note 2), MHS owns approximately 16.6% and the remaining shares are publicly traded. During 1994, MHS acquired 32% of Malaysian Airlines, the flag carrier of Malaysia. Malaysian Airlines is World Airways' largest commercial customer (see Notes 4 and 17).

     Bain & Company, Inc. provided consulting services of approximately $150,000 and $400,000 to the Company during 1995 and 1994, respectively. A principle of Bain & Company is also a member of the Board of Directors of WorldCorp.

     W. Jerrold Scoutt, Jr., a member of the Board of Directors of WorldCorp until May 1994, is a member of the law firm of Zuckert, Scoutt & Rasenberger, Washington, D.C. Zuckert, Scoutt & Rasenberger rendered legal services to the Company during 1995, 1994, and 1993.

19.  COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

     World Airways and WorldCorp (the "World Defendants") are defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation (the "Committee") in August 1992, captioned Washington Bancorporation v. Boster, et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). The complaint asserts that the World Defendants received preferential transfers or fraudulent conveyances from Washington Bancorporation when the World Defendants received payment at maturity on May 4, 1990 of Washington Bancorporation commercial paper purchased on May 3, 1990. Washington Bancorporation filed for relief under the Federal Bankruptcy Code on August 1, 1990. The Committee seeks recovery of approximately $4.8 million from World Airways and approximately $2.0 million from WorldCorp, which are alleged to be the amounts paid to each of World Airways and WorldCorp by Washington Bancorporation. On the motion of the World Defendants, among others, the Boster Litigation was removed from the Bankruptcy Court to the District Court for the District of Columbia on May 10, 1993. The World Defendants filed a motion to dismiss the Boster Litigation as it pertains to them on June 9, 1993, and intend to vigorously contest liability. On September 20, 1995, the District Court for the District of Columbia granted the motion to dismiss filed by the World Defendants with respect to three of the four counts alleged in the litigation, but declined to grant a motion to dismiss the remaining claim regarding fraudulent transfers. The District Court's ruling is subject to appeal in certain cases. The World Defendants filed a summary motion with respect to the remaining claim on October 19, 1995, which remains pending. In any event, the Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the Committee were successful in recovering the full amount claimed, the resolution could have a material adverse effect on the Company's financial condition and results of operations.

     As of February 29, 1996, World Airways' flight attendants represented approximately 29% of World Airways' work force. The collective bargaining agreement between World Airways and the Teamsters on behalf of World Airways' flight attendants expired in 1992. The parties exchanged their opening contract proposals in 1992 and have had numerous contract negotiation sessions. In December 1994, World Airways and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations. After several mediated sessions, the National Mediation Board (the "NMB") mediator recommended that the NMB release the parties to pursue "direct" (i.e., non-mediated) negotiations with the flight attendants. World Airways and the Teamsters agreed and direct negotiations continue. The outcome of the negotiations with the flight attendants cannot be determined at this time. The inability to reach an agreement upon terms favorable to World Airways could have a material adverse effect on the Company. World Airways' flight attendants continue to challenge the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While World Airways intends to contest this matter vigorously in an upcoming arbitration, an unfavorable ruling for World Airways could have a material adverse effect on the Company.

     In conjunction with US Order's August 1, 1994 sale of its banking operations (see Note 3), US Order transferred to VISA all of its rights as they related to a patent which covered various proprietary aspects of the Company's ScanFone automated order and payment system. Although not technically pending or threatened, US Order has received notices from third parties claiming potential infringement of previously issued patents to these third parties. US Order has also received a notice of a third party patent infringement claim related to a product currently under development by US Order. US Order and its counsel believe that the company has substantial defenses to any potential claims of infringement, should that occur. However, there can be no assurance that such third parties will not make a formal claim of infringement or that US Order would prevail in any proceedings in relation thereto.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

CONTINGENT RENTAL PAYMENTS

     In July 1993, World Airways returned certain DC10-30 aircraft to the lessor (see Note 12). As a result of this early lease termination, World Airways is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one-third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap of $1.9 million. World Airways accrued $0.9 million for rent shortfalls for the period August 1993 to September 1995. One aircraft is currently being leased for an amount in excess of the shortfall limit. The current lease for the second aircraft requires World Airways to contribute $8,000 per month. The estimated shortfall liabilities relating to these aircraft are accrued in the accompanying consolidated balance sheet at December 31, 1995. The Company's remaining contingent liability related to this matter approximates $0.9 million.

COMMITMENTS TO PURCHASE SPARE ENGINES

     The Company has commitments to purchase two spare engines in the first and second quarters of 1996 (see Note 12).

LETTERS OF CREDIT

     At December 31, 1995 and 1994, restricted cash and short-term investments included customer deposits held in escrow and cash pledged as collateral for various letters of credit facilities issued by a bank on World Airways' behalf totaling $0.9 million and $0.7 million, respectively, with expiration dates principally occurring in 1996.

     Also, in November 1995, US Order committed to purchase from Standard Telecommunication Ltd. ("STL") approximately $3.3 million of its next generation smart telephone, the Telesmart 4000/TM/ smart phone, for delivery in the first half of 1996. As part of this commitment, US Order issued an irrevocable letter of credit to STL collateralized by a certificate of deposit in the amount of $3.3 million. The letter of credit extends through May 1996. This amount is shown as restricted short-term investments in the accompanying consolidated balance sheet as of December 31, 1995.

MD-11 ENGINE MAINTENANCE AGREEMENT

     In July 1995 and January 1996, World Airways amended its MD-11 engine maintenance agreement covering the leased MD-11 engines. Under the terms of the amended agreement with the engine manufacturer, which expires in August 2003, the manufacturer will perform a significant portion of World Airways' required engine overhauls. In exchange, the manufacturer agreed to provide such maintenance services at a cost not to exceed a specified rate per hour during the term of the contract. The specified rate per hour is subject to annual escalation, and increases substantially in September 1998. Accordingly, while World Airways believes the terms of this agreement will result in lower engine maintenance costs than it otherwise would incur during the first five years of the agreement, these costs will increase substantially during the last seven years of the agreement. Also under this agreement, World Airways will pay approximately $0.7 million for MD-11 spare parts in 1996.

20.  UNAUDITED QUARTERLY RESULTS

     The results of the Company's quarterly operations (unaudited) for 1995 and 1994 are as follows (in thousands except per share amounts):

                                                                     Quarter Ended
                                   ------------------------------------------------------------------
                                     March 31          June 30         September 30       December 31            Total Year
                                     --------          -------         ------------       -----------           -----------
1995
    Operating revenues              $    41,282        $   76,725        $   80,454       $    65,207           $    263,668



    Operating income (loss)              (5,648)            8,861             1,754            (4,230)                   737



    Earnings (loss) before income
       taxes and minority interest       (8,454)           55,494 /(a)/        (395)           13,484 /(b)(c)/        60,129



    Net earnings (loss)                  (8,454)           54,749              (819)           14,732                 60,208



    Primary net earnings (loss)
       per common share              $    (0.55)       $     3.22        $    (0.05)        $    0.85           $       3.52
                                         ======            ======           =======            ======                 ======


    Fully diluted net earnings
       (loss) per common share      $         *         $    2.44        $        *        $     0.69           $       2.82
                                        =======            ======           =======            ======                 ======


1994

    Operating revenues              $    32,037        $   56,229        $   51,886        $   41,995           $    182,147

    Operating income (loss)              (8,409) /(d)/      4,265           (12,391)           (2,277)               (18,812)

    Earnings (loss) before income
       taxes and minority interest       15,467 /(e)/       1,485            (1,180) /(f)/     (5,276)                10,496

    Net earnings (loss)                  15,596               579            (2,540)           (5,327)                 8,308

    Primary net earnings (loss)
       per common share             $      0.93        $     0.04        $    (0.16)       $    (0.35)           $      0.54
                                        =======            ======            =======            ======               =======

    Fully diluted net earnings
       (loss) per common share      $      0.74        $        *        $         *       $         *           $      0.53
                                       ========            ======            =======            ======              ========

    *      Fully diluted earnings per share are anti-dilutive.

    /(a)/ Includes the $46.6 million gain realized on US Order's offering in June 1995 (see Note 3).
    /(b)/ Includes a gain of approximately $0.8 million on a settlement relating to the return of two DC10-30 aircraft in 1993 (see Note 12).
    /(c)/ Includes the $16.0 million gain realized on World Airways' offering in October 1995 (see Note 2).
    /(d)/ Includes approximately $4.2 million of reversals of excess accrued maintenance reserves associated with the expiration of three DC10 aircraft leases in 1994.
    /(e)/ Includes the $27.0 million gain realized on the sale of 24.9% of World Airways common stock (see Note 4).
    /(f)/ Includes the $14.5 million gain realized on the sale of US Order's electronic banking and bill payment operations (see Note 3).

                         INDEPENDENT AUDITORS' REPORT




THE BOARD OF DIRECTORS AND STOCKHOLDERS
WORLDCORP, INC.:


     We have audited the accompanying consolidated balance sheets of WorldCorp, Inc. and subsidiaries (WorldCorp) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in common stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)(2) herein. These consolidated financial statements and financial statement schedules are the responsibility of WorldCorp's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldCorp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                           KPMG PEAT MARWICK LLP



WASHINGTON, D.C.
MARCH 18, 1996

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

Directors

     The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1996 Proxy Statement").

Executive Officers

     The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

       Name                         Age                  Position Held
       ----                         ---                  -------------
  T. Coleman Andrews, III           41            Chief Executive Officer, President, and Principal
                                                  Accounting Officer

  William F. Gorog                  70            Chief Executive Officer, US Order, and
                                                  Chairman of the Board, WorldCorp

  Charles W. Pollard                38            Chief Executive Officer and President, World Airways

  John C. Backus, Jr.               37            President and Chief Operating Officer, US Order

  Andrew M. Paalborg                40            Vice President and General Counsel

     Mr. T. Coleman Andrews, III was elected a director of World Airways in August 1986 and served as Chief Executive Officer from August 1986 to March 1996. In addition, he was elected Chief Executive Officer, President and a director of WorldCorp in June 1987. He has served as a director and Chairman of the Executive Committee of US Order since 1990. From 1978 through 1986, he was affiliated with Bain & Company, an international strategy consulting firm. At Bain, he was elected partner in 1982 and was a founding general partner of Bain Capital Fund, a private venture capital partnership, in 1984. Prior to his experience with Bain & Company, Mr. T. Coleman Andrews, III served in several appointed positions in the Ford Administration.

     Mr. William F. Gorog has served as Chief Executive Officer of US Order since May 1, 1990. He was elected a director of WorldCorp in April 1989 and was elected Chairman of the WorldCorp Board of Directors in May 1993. From October 1987 until founding US Order, he served as Chairman of the Board of Arbor International, an investment management firm. From 1982 to 1987, he served as President and Chief Executive Officer of Magazine Publishers of America, a trade association representing the principal consumer publications in the United States. During the Ford Administration, Mr. Gorog served as Deputy Assistant to the President for Economic Affairs and Executive Director of the White House Council on International Economic Policy. Prior to that time, he founded and served as Chief Executive Officer of Data Corporation, which developed the LEXIS and NEXIS information systems for legal and media research. He currently serves as a director of NationsBank (Maryland), a bank holding company.

     Mr. Charles W. Pollard was appointed Chief Executive Officer of World Airways in March 1996, succeeding Mr. T. Coleman Andrews, III, who remains Chairman of the Board. Mr Pollard was elected President of World Airways in May 1992 and has served as a director since September 1989. He was elected General Counsel and Secretary of WorldCorp in October 1987, and Vice President, Administration and Legal Affairs in October 1990.

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

Beneficial Ownership Reporting

     The Company incorporates herein by reference the information required by
Item 405 of Regulation S-K contained in its 1996 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     The Company incorporates herein by reference the information concerning executive compensation contained in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)     Financial Statements

     The following consolidated financial statements of WorldCorp, Inc. and subsidiaries are filed herewith:

             Consolidated Balance Sheets, December 31, 1995 and 1994

             Consolidated Statements of Operations, Years Ended
              December 31, 1995, 1994, and 1993

             Consolidated Statements of Changes in Common Stockholders'
              Deficit, Years Ended December 31, 1995, 1994 and 1993

             Consolidated Statements of Cash Flows, Years Ended
              December 31, 1995, 1994 and 1993

             Notes to Consolidated Financial Statements

             Independent Auditors' Report

     (2)     Financial Statement Schedules

          Schedule
           Number
          --------

             I.   Condensed Financial Information of Registrant
            II.   Valuation and Qualifying Accounts

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

          (3)  Index to Exhibits

          Exhibit
            No.                              Exhibit
          -------                            -------
            3.1     Certificate of Incorporation of WorldCorp, Inc. dated March      Incorporated
                    16, 1987. [Filed as Exhibit 3.1 to WorldCorp, Inc.'s             by reference
                    Registration Statement on Form S-4 (Commission File No.
                    33012735) filed on March 19, 1987 and incorporated herein
                    by reference.]

            3.2     Amended and Restated Bylaws of WorldCorp, Inc. dated November 13,              Incorporated
                    1987. (Filed as Exhibit 3.1 to WorldCorp, Inc.'s Annual Report on              by reference
                    Form 10-K for the fiscal year ended December 31, 1987 and
                    incorporated herein by reference.)

            4.1     Indenture dated as of August 1, 1987 between WorldCorp, Inc. and               Incorporated
                    Norwest Bank of Minneapolis, N.A. (Filed as Exhibit 4.1 to Amendment           by reference
                    No. 2 to WorldCorp Inc.'s Form S-2 Registration Statement (Commission
                    File No. 33-1358276) filed August 13, 1987 and incorporated herein by reference.]

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

            4.3     Second Supplemental Indenture dated as of February 22, 1994                    Incorporated
                    between WorldCorp, Inc. and Norwest Bank Minnesota, National Association.      by reference
                    (Filed as Exhibit 4.3 to WorldCorp, Inc's Form S-3 Registration Statement
                    (Commission file No. 33-60247) filed on June 15, 1995 and incorporated herein by reference.)

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

            10.7    Assumption Agreement dated as of June 23, 1987 among                Incorporated
                    WorldCorp, Inc., World Airways, Inc. and D. Fraser Bullock.         by reference
                    [Filed as Exhibit 10.52 to WorldCorp, Inc.'s Form S-2
                    Registration Statement (Commission File No. 33-1358276)
                    filed on July 31, 1987 and incorporated herein by
                    reference.]

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

            10.9    Form of Assumption Agreement dated as of June 23, 1987 among        Incorporated
                    WorldCorp, Inc., World Airways, Inc. and each Indemnified           by reference
                    Party. [Filed as Exhibit 10.60 to WorldCorp, Inc.'s Form S-2
                    Registration Statement (Commission File No. 33-1358276)
                    filed on July 31, 1987 and incorporated herein by
                    reference.]

            10.11   Agreement between World Incorporated Airways, Inc. and              Incorporated
                    Flight Attendants represented by International                      by reference
                    Brotherhood of Teamsters. [Filed reference as Exhibit 10.67 to WorldCorp, Inc.'s Form S-3 Registration Statement
                    (Commission File No. 2-91998) filed on December 10, 1987 and incorporated herein by reference.]

            10.12   Agreement between World Airways, Inc. and Mechanics                 Incorporated
                    represented by the International Brotherhood of Teamsters.          by reference
                    (Filed as Exhibit 10.41 to WorldCorp, Inc.'s Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.)

            10.13   Agreement between World Airways, Inc. and Stock Clerks and          Incorporated
                    Store Room Employees represented by the International               by reference
                    Brotherhood of Teamsters. (Filed as Exhibit 10.42 to
                    WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by
                    reference.)

            10.14   Office Lease - The Hallmark Building dated as of May 16,            Incorporated
                    1987 between WorldCorp, Inc. and GT Renaissance                     by reference
                    Centre Limited Partnership. (Filed as Exhibit 10.36 to
                    WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by
                    reference.)

            10.15   Lease Amendment dated as of June 27, 1989 between WorldCorp,        Incorporated
                    Inc. and GT Renaissance Centre Limited Partnership. (Filed          by reference
                    as Exhibit 10.37 to WorldCorp, Inc.'s Annual Report on Form
                    10-K for the fiscal year ended December 31, 1989 and
                    incorporated herein by reference.)

            10.16   Office Lease - The Hallmark Building dated as of September          Incorporated
                    20, 1989 between World Airways, Inc. and GT Renaissance             by reference
                    Centre Limited Partnership. (Filed as Exhibit 10.38 to
                    WorldCorp, Inc's Annual Report on form 10-K for the fiscal year ended December 31, 1989

                    and incorporated herein by reference.)

            10.17   Warrant Agreement dated as of July 22, 1989 between                 Incorporated
                    WorldCorp, Inc. and Charles W. Pollard. (Filed as Exhibit           by reference
                    10.45 to WorldCorp, Inc.'s Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1989 and incorporated
                    herein by reference.)

            10.20   WorldCorp, Inc. Employee Incorporated as Exhibit 10.49 to           Incorporated
                    Savings and Stock Ownership Plan. (Filed Incorporated to            by reference
                    WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by
                    reference.)

            10.21   Amendment No. 1 to WorldCorp Inc. Employee Savings and Stock        Incorporated
                    Ownership Plan. (Filed as Exhibit 10.50 to WorldCorp, Inc.'s        by reference
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1989 and incorporated herein by reference.)

            10.27   Aircraft Warranty Bill of Sale dated as of January 15, 1991         Incorporated
                    between World Airways, Inc. and First Security Bank of Utah,        by reference
                    N.A., not in its individual capacity, but solely as Owner
                    Trustee. (Filed as Exhibit 10.46 to WorldCorp, Inc.'s Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1990 and incorporated herein by reference.)

            10.28   Aircraft Lease Agreement dated as of January 15, 1991               Incorporated
                    between World Incorporated Airways, Inc. and First Security         by reference
                    Bank of Utah, N.A., not in its individual capacity, but
                    solely as Owner Trustee. (Filed as Exhibit 10.47 to
                    WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by
                    reference.)

            10.29   Loan and Security Agreement dated as of February 26, 1992           Incorporated
                    between WorldCorp, Inc. and US Order Incorporated. (Filed as        by reference
                    Exhibit 10.38 to WorldCorp, Inc.'s Annual Report on Form
                    10-K for the fiscal year ended December 31, 1991 and
                    incorporated herein by reference.)

            10.30   Aircraft Lease Agreement I dated as of February 12, 1992            Incorporated
                    between McDonnell Douglas Finance Corporation and World             by reference
                    Airways, Inc. (Filed as Exhibit 10.39 to WorldCorp, Inc.'s
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1991 and incorporated herein by reference.)

            10.31   Aircraft Lease Agreement II dated as of February 12, 1992           Incorporated
                    between McDonnell Douglas Finance Corporation and World             by reference
                    Airways, Inc. (Filed as Exhibit 10.40 to WorldCorp, Inc.'s
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1991 and incorporated herein by reference.)

            10.32   Aircraft Engine Purchase Agreement dated as of April 26,            Incorporated
                    1991 between Terandon Leasing Corporation and World Airways,        by reference
                    Inc. (Filed as Exhibit 10.41 to WorldCorp, Inc.'s Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1991 and incorporated herein by reference.)

            10.33   Aircraft Engine Lease Agreement dated as of April 26, 1991          Incorporated
                    between Incorporated Terandon Leasing Corporation and World         by reference
                    Airways, Inc. (Filed as by reference Exhibit 10.42 to
                    WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by
                    reference.)

            10.34   Guaranty Agreement I dated as of February 12, 1992 between       Incorporated
                    McDonnell Douglas Finance Corporation and World Airways,         by reference
                    Inc.  (Filed as Exhibit 10.43 to WorldCorp, Inc.'s Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1991 and incorporated herein by reference.)

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

            10.36   Series A Preferred Stock Purchase Agreement dated as of          Incorporated
                    September 14, 1990 between US Order, Inc. and WorldCorp,         by reference
                    Inc. (Filed as Exhibit 10.45 to WorldCorp, Inc.'s Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

            10.37   Stock Restriction Agreement dated as of September 14, 1990       Incorporated
                    between WorldCorp, Inc., William F. Gorog, Jonathan M. Gorog,    by reference
                    Peter M. Gorog, Henry R. Nichols, William N. Melton and
                    John Porter.  (Filed as Exhibit 10.46 to WorldCorp, Inc.'s
                    Annual Report on Form 10-K for the fiscal year ended December
                    31, 1991 and incorporated herein by reference.)

            10.38   Aircraft Lease Agreement for Aircraft Serial Number 48518        Incorporated
                    dated as of September 30, 1992 between World Airways,            by reference
                    Inc. and International Lease Finance Corporation.

            10.39   Aircraft Lease Agreement for Aircraft Serial Number 48519        Incorporated
                    dated as of September 30, 1992 between World Airways, Inc.       by reference
                    and International Lease Finance Corporation.

            10.40   Aircraft Lease Agreement for Aircraft Serial Number 48520        Incorporated
                    dated as of September 30, 1992 between World Airways,            by reference
                    Inc. and International Lease Finance Corporation.

            10.41   Aircraft Lease Agreement for Aircraft Serial Number 48633        Incorporated
                    and dated as of September 30, 1992 between World Airways, Inc.   by reference
                    International Lease Finance Corporation.

            10.42   Aircraft Lease Agreement for Aircraft Serial Number 48631        Incorporated
                    dated as of September 30, 1992 between World Airways, Inc.       by reference
                    and International Lease Finance Corporation.

            10.43   Aircraft Lease Agreement for Aircraft Serial Number 48632        Incorporated
                    dated as of September 30, 1992 between World Airways, Inc.       by reference
                    and International Lease Finance Corporation.

            10.45   MD-11 Aircraft Charter Agreement dated as of March 18, 1993      Incorporated
                    between World Airways, Inc. and PT. Garuda Indonesia.            by reference

            10.45   DC10-30 Aircraft Charter Agreement dated as of March 18, 1993    Incorporated
                    between World Airways, Inc. and PT. Garuda Indonesia.            by reference

            10.46   Accounts Receivable Management and Security Agreement dated      Incorporated
                    as of December 7, 1993 between World Airways, Inc. and BNY       by reference
                    Financial Corporation.

            10.47   Aircraft Parts Security Agreement dated as of December 7, 1993   Incorporated
                    between World Airways, Inc. and BNY Financial Corporation.       by reference

            10.48   Warrant Certificate dated as of December 7, 1993 between                Incorporated
                    WorldCorp, Inc. and BNY Financial Corporation.                          by reference

            10.50   Subscription and Preferred Stock Purchase Agreement dated               Incorporated
                    as of December 20, 1993 between US Order, Inc. and                      by reference
                    Knight-Ridder, Inc.

            10.51   Subscription and Preferred Stock Purchase Agreement dated               Incorporated
                    as of December 21, 1993 between US Order, Inc. and                      by reference
                    WorldCorp, Inc.

            10.52   Subscription and Preferred Stock Purchase Agreement dated               Incorporated
                    as of December 20, 1993 between US Order, Inc. and Jerome               by reference
                    Kohlberg, Jr.

            10.53   Subscription and Preferred Stock Purchase Agreement dated               Incorporated
                    as of December 21, 1993 between US Order, Inc. and Hoechst              by reference
                    Celanese Corporation Employee Benefit Master Trust

            10.54   Series C Preferred Stock Purchase Agreement dated as of                 Incorporated
                    December 21, 1993 between US Order, Inc. and VeriFone, Inc.             by reference

            10.55   Registration Rights Agreement dated as of December 21, 1993             Incorporated
                    between US Order, Inc. and VeriFone, Inc.                               by reference

            10.57   Investment Agreement dated as of December 21, 1993 by and               Incorporated
                    among US Order, Inc., WorldCorp, Inc., and VeriFone, Inc.               by reference

            10.58   Settlement Agreement dated as of February 8, 1994 between               Incorporated
                    World Airways, Inc, WorldCorp, Inc., Concord Asset Management,          by reference
                    Inc.,  Concord Leasing, Inc., and The CIT Group.

            10.59   Lease Agreement dated as of June 1, 1993 between World                  Incorporated
                    Airways, Inc. and Mattei Corporation.                                   by reference

            10.60   Lease Agreement dated as of March 30, 1993 between World                Incorporated
                    Airways, Inc. and Tinicum Properties Associates Limited                 by reference
                    Partnership, as amended by First Amendment to Lease dated July
                    9, 1993.
            10.61   Lease Agreement dated as of January 25, 1993 between World              Incorporated
                    Flight Crew Services, Inc. and Sakioka Farms.                           by reference

            10.62   Consignment Agreement dated as of September 30, 1993 between            Incorporated
                    World Airways Inc. and The Memphis Group.                               by reference

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

            10.65   Aircraft Lease Agreement for Aircraft Serial Number 48458               Incorporated
                    dated as of January 15, 1993 between World Airways, Inc. and            by reference
                    Wilmington Trust Company/GATX Capital Corporation.

            10.66   Aircraft Lease Supplement for Aircraft Serial Number 48458              Incorporated
                    dated as of April 23, 1993 between World Airways, Inc. and              by reference
                    Wilmington Trust

                    Company/GATX Capital Corporation.

            10.67   Aircraft Spare Parts Lease Agreement dated as of April 15,       Incorporated
                    1993 between World Airways, Inc. and GATX Capital                by reference
                    Corporation.

            10.68   Amendment No. 1 To Aircraft Lease Agreement for Aircraft         Incorporated
                    Serial Number 48518 dated as of November 1993 between World      by reference
                    Airways, Inc. and International Lease Finance Corporation.

            10.69   Amendment No. 2 to Aircraft Lease Agreement for Aircraft         Incorporated
                    Serial Number 48518 dated as of March 8, 1993 between World      by reference
                    Airways, Inc. and International Lease Finance Corporation.

            10.70   Assignment of Rights for Aircraft Serial Number 48518 dated      Incorporated
                    as of March 8, 1993 between World Airways, Inc. and              by reference
                    International Lease Finance Corporation.

            10.71   Assignment of Rights for Aircraft Engines Serial Numbers         Incorporated
                    P723942, P723945, and P723943 dated as of March 1, 1993          by reference
                    between World Airways, Inc. and International Lease Finance
                    Corporation.

            10.72   Agency Agreement for Aircraft Serial Number 48518 dated          Incorporated
                    as of January 15, 1993 between World Airways, Inc. and           by reference
                    International Lease Finance Corporation.

            10.73   Amendment No. 2 to Aircraft Lease Agreement for Aircraft         Incorporated
                    Serial Number 48437 dated as of March 31, 1993 between World     by reference
                    Airways, Inc. and International Lease Finance Corporation.

            10.74   Amendment No. 3 to Aircraft Lease Agreement for Aircraft         Incorporated
                    Serial Number 48437 dated as of April 15, 1993 between World     by reference
                    Airways, Inc. and International Lease Finance Corporation.

            10.75   Agency Agreement for Aircraft Serial Number 48437 dated as of    Incorporated
                    January 15, 1993 between World Airways, Inc. and International   by reference
                    Lease Finance Corporation.

            10.76   Assignment of Rights for Aircraft Serial Number 48437 dated      Incorporated
                    as of April 15, 1993 between World Airways, Inc. and             by reference
                    International Lease Finance Corporation.

            10.77   Assignment of Rights for Aircraft Engines Serial Numbers         Incorporated
                    P723913, P723912, and P723914 dated as of April 15, 1993         by reference
                    between World Airways, Inc. and International Lease Finance
                    Corporation.

            10.78   Amendment No. 2 to Aircraft Lease Agreement for Aircraft         Incorporated
                    Serial Number 48520 dated as of April 22, 1993 between World     by reference
                    Airways, Inc. and International Lease Finance Corporation.

            10.79   Agency Agreement for Aircraft Serial Number 48520 dated          Incorporated
                    as of January 15, 1993 between World Airways, Inc. and           by reference
                    International Lease Finance Corporation.

            10.80   Assignment of Rights for Aircraft Serial Number 48520 dated      Incorporated
                    as of April 22, 1993 between World Airways, Inc. and             by reference
                    International Lease Finance Corporation.

            10.81   Assignment of Rights for Aircraft Engines Serial Numbers         Incorporated
                    P723957, P723958, and P723956 dated as of March 1, 1993          by reference
                    between World Airways, Inc. and International Lease
                    Finance Corporation.

            10.82   Aircraft Charter Agreement dated as of July 24, 1993 between     Incorporated
                    World Airways, Inc. and Malaysian Airline System Berhad.         by reference

            10.83   Amendment No. 1 to Aircraft Lease Agreement for Aircraft         Incorporated
                    Serial Numbers 46835, 46837, and 46820 dated as of May           by reference
                    14, 1993 between World Airways, Inc. and The Connecticut
                    National Bank (assigned to Federal Express Corporation).

            10.84   Amendment No. 2 to Aircraft Lease Agreement for Aircraft         Incorporated
                    Serial Numbers 46835, 46837, and 47820 dated as of May           by reference
                    14, 1993 between World Airways, Inc. and The Connecticut
                    National Bank (assigned to Federal Express Corporation).

            10.85   Return Agreement for Aircraft Serial Numbers 47818 and           Incorporated
                    46999 dated as of July 9, 1993 among World Airways, Inc.,        by reference
                    WorldCorp, Inc., International Lease Finance Corporation,
                    McDonnell Douglas Corporation, and McDonnell Douglas Finance
                    Corporation.

            10.86/1/Acquisition Agreement Among VISA International Service           Incorporated
                    Association, US Order, Inc, and WorldCorp, Inc, dated as         by reference
                    of July 15, 1994.

            10.87   Stock Purchase Agreement by and among World Airways, Inc.,       Incorporated
                    WorldCorp, Inc., and Malaysian Helicopter Services Berhad        by reference
                    dated as of October 30, 1993.

            10.88   Stock Registration Rights Agreement between World Airways,       Incorporated
                    Inc. and Malaysian Helicopter Services Berhad dated as of        by reference
                    October 30, 1993.

            10.89   Shareholders Agreement between Malaysian Helicopter Services     Incorporated
                    Berhad and WorldCorp, Inc., and World Airways, Inc. dated        by reference
                    as of February 3, 1994.

            10.90   Amendment No. 1 to Shareholders Agreement dated as of            Incorporated
                    February 28, 1994, among WorldCorp, World Airways, and MHS.      by reference

            10.91   Right of First Refusal Agreement dated as of February 28,        Incorporated
                    1994, between US Order, Inc. ("US Order") and Technology         by reference
                    Resources, Inc. Berhad ("TRI")

            10.92   Amendment No. 1 dated as of August 29, 1991 to the US Order,     Incorporated
                    Inc. Stock Restriction Agreement dated as of September 14,       by reference
                    1990 among WorldCorp, Inc., a Delaware corporation
                    ("WorldCorp"), William F. Gorog, Jonathan M. Gorog, Peter M.
                    Gorog, Henry R. Nichols, William N. Melton and John Porter
                    (collectively, the "Founders" and each a "Founder"), and the
                    Employees.

            10.93   Amendment No. 2 dated as of March 31, 1993 to the US Order,      Incorporated
                    Inc. Stock Restriction Agreement dated as of September 14,       by reference
                    1990 among WorldCorp, Inc., a Delaware corporation
                    ("WorldCorp"), William F. Gorog, Jonathan M. Gorog, Peter
                    M. Gorog, Henry R. Nichols, William N. Melton and John Porter
                    (collectively, the "Founders" and each a "Founder"), and
                    the Employees.

            10.94   Stock Option Agreement dated as of August 1, 1994                Incorporated
                    ("Grant Date") between WorldCorp, Inc. and William F. Gorog.     by reference

            10.95   Employment Agreement dated as of August 1, 1994 between US       Incorporated
                    Order, Inc. and John C. Backus, Jr.                              by reference

            10.96   Employment Agreement dated as of August 19, 1994 between         Incorporated
                    WorldCorp, Inc. and T. Coleman Andrews, III.                     by reference

            10.97   Stock Option Agreement dated as of August 19, 1994 ("Grant       Incorporated
                    Date") by and between WorldCorp, Inc. and T. Coleman             by reference
                    Andrews, III.

            10.98   Agreement between World Airways, Inc. and the International      Incorporated
                    Brotherhood of Teamsters representing the Cockpit Crewmembers    by reference
                    employed by World Airways, Inc. dated August 15,
                    1994-June 30, 1998.

            10.99   Letter Employment Agreement of William F. Gorog dated August     Incorporated
                    25, 1994.                                                        by reference

            10.100  Amendment No. 3 dated as of September 1, 1994 to the US Order,   Incorporated
                    Inc. Stock Restriction Agreement dated as of September 14,       by reference
                    1990 among WorldCorp, Inc., a Delaware corporation
                    ("WorldCorp"), William F. Gorog, Jonathan M. Gorog, Peter
                    M. Gorog, Henry R. Nichols, William N. Melton and John Porter
                    (collectively, the "Founders" and each a "Founder"), and
                    the Employees.

            10.101  Aircraft Services Agreement dated September 26, 1994 by          Incorporated
                    and between World Airways, Inc. ("World") and Malaysian          by reference
                    Airlines.

            10.102  Freighter Services Agreement dated October 1, 1994 by and        Incorporated
                    between World Airways, Inc. and Malaysian Airline System         by reference
                    Berhad.

            10.103  World Airways, Inc. 1995 AMC Contract F11626-94-D0027 dated      Incorporated
                    October 1, 1994 between World Airways, Inc. and Air Mobility     by reference
                    Command.

            10.104  Amendment No. 4 dated as of December 1, 1994 to the US           Incorporated
                    Order, Inc. Stock Restriction Agreement dated as of September    by reference
                    14, 1990 among WorldCorp, Inc., a Delaware corporation
                    ("WorldCorp"), William F. Gorog, Jonathan M. Gorog, Peter M.
                    Gorog, Henry R. Nichols, William N. Melton and John Porter
                    (collectively, the "Founders" and each a "Founder"), and
                    the Employees.

            10.105  Stock Purchase Agreement (the "Agreement") dated as of           Incorporated
                    December 31, 1994 by and between MHS Berhad, a Malaysian         by reference
                    corporation (the "Shareholder") and WorldCorp, Inc., a
                    Delaware corporation (the "Purchaser").

            10.106  Promissory Note dated December 31, 1994 for $8,500,000           Incorporated
                    between WorldCorp, Inc., a Delaware corporation ("Borrower")     by reference
                    and Malaysian Helicopter Services Berhad, a Malaysian
                    corporation ("Lender").

            10.107  Amendment No. 1 to Passenger Aircraft Services and Freighter     Incorporated
                    Services Agreement dated December 31, 1994 by and between        by reference
                    World Airways, Inc. and Malaysian Airline System Berhad.

            10.108  Amendment No. 5 dated January 2, 1995 to the US Order, Inc.      Incorporated
                    Stock Restriction Agreement dated as of September 14, 1990       by reference
                    among WorldCorp, Inc., a Delaware corporation ("WorldCorp"),
                    William F.

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

            10.109  Customer Agreement between WorldCorp ESSOP and Scott &           Incorporated
                    Stringfellow, Inc. dated January 11, 1995 for a margin loan.     by reference

            10.110  Side Letter dated January 11, 1995 from Scott & Stringfellow,    Incorporated
                    Inc. to William F. Gorog, Trustee of WorldCorp Employee          by reference
                    Savings and Stock Ownership Plan for a margin loan to
                    the WorldCorp ESSOP.

            10.111  Guarantee Agreement dated January 11, 1995 by WorldCorp, Inc.    Incorporated
                    ("Guarantor") for the benefit of Scott & Stringfellow, Inc.      by reference
                    (the "Lender").

            10.112  Registration Rights Agreement dated as of January 11, 1995 by    Incorporated
                    and between WorldCorp, Inc. and Scott & Stringfellow, Inc.       by reference

            10.113  Side Letter dated January 11, 1995 from WorldCorp, Inc. to       Incorporated
                    Scott & Stringfellow, Inc. regarding commitment to make          by reference
                    contributions to the WorldCorp Employee Savings and Stock
                    Ownership Plan (the "ESSOP"), for the duration of the Scott
                    & Stringfellow loan to the ESSOP.

            10.114  Strategic Alliance Agreement dated January 16, 1995 by and       Incorporated
                    between Colonial Data Technologies Corp. and US Order.           by reference

            10.115  Amendment No. 2 to Passenger Aircraft Services and Freighter     Incorporated
                    Aircraft Service Agreement dated February 9, 1995 by and         by reference
                    between World Airways, Inc. and Malaysian Airline System
                    Berhad.

            11.1    Statement on Calculation of Earnings (Loss) Per Common           Filed Herewith
                    Share.

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

     (b)    Reports on Form 8-K

            Form 8-K dated June 8, 1995, was filed with the Securities and Exchange Commission on June 9, 1995.

            Form 8-K/A dated June 8, 1995, was filed with the Securities and Exchange Commission on August 2, 1995.

            Form 8-K dated September 13, 1995, was filed with the Securities and Exchange Commission on September 13, 1995.
         *     *     *     *     *     *     *     *     *     *     *

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WORLDCORP,  INC.

                                     By  /s/ T. Coleman Andrews, III
                                         ---------------------------
                                         T. Coleman Andrews, III
                                         Chief Executive Officer, President, and
                                         Principal Accounting Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Title                              Date
- ---------                                        -----                              ----

/s/ T. Coleman Andrews, III                      Chief Executive Officer,           March 31, 1995
- ---------------------------
(T. Coleman Andrews, III)                        President, and Principal
                                                 Accounting Officer


/s/ William F. Gorog                             Director and                       March 31, 1995
- --------------------
(William F. Gorog)                               Chairman of the Board


/s/ John C. Backus, Jr.                          Director                           March 31, 1995
- -----------------------
(John C. Backus, Jr.)


/s/ James E. Colburn                             Director                           March 31, 1995
- --------------------
(James E. Colburn)


/s/ Patrick F. Graham                            Director                           March 31, 1995
- ---------------------
(Patrick F. Graham)


/s/ Juan C. O'Callahan                           Director                           March 31, 1995
- ----------------------
(Juan C. O'Callahan)


/s/ Geoffrey S. Rehnert                          Director                           March 31, 1995
- -----------------------
(Geoffrey S. Rehnert)

                                                                      SCHEDULE I

                                WORLDCORP, INC.
                           CONDENSED BALANCE SHEETS
                                    ASSETS

                                (IN THOUSANDS)

                                                                       December 31,
                                                                -------------------------
                                                                   1995           1994
                                                                ----------     ----------
CURRENT ASSETS
 Cash and cash equivalents, including restricted
   short-term investments of $6 at December 31,
   1995 and $4 at December 31, 1994                             $   24,050     $    1,536

 Other receivables                                                     552            971

 Prepaid expenses and other current assets                             715            997
                                                                    ------         ------

   Total current assets                                             25,317          3,504
                                                                    ------         ------

EQUIPMENT AND PROPERTY
 Equipment                                                           3,075          3,063
 Equipment under capital leases                                        173            173
                                                                    ------         ------
                                                                     3,248          3,236
 Less accumulated depreciation and amortization                      2,474          2,061
                                                                    ------         ------

   Net equipment and property                                          774          1,175
                                                                    ------         ------

INVESTMENT IN SUBSIDIARIES                                          40,854        (3,903)

OTHER ASSETS AND DEFERRED CHARGES, NET                               2,904          4,774

NOTE RECEIVABLE FROM SUBSIDIARY                                         --          3,500

INTANGIBLE ASSETS, NET                                               2,591          7,161
                                                                    ------         ------

   TOTAL ASSETS                                                 $   72,440     $   16,211
                                                                    ======         ======

                                                                     (Continued)

                                                                     SCHEDULE I
                                                                     (continued)

                               WORLDCORP, INC.
                          CONDENSED BALANCE SHEETS
                 LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                                (IN THOUSANDS)
                                  (CONTINUED)

                                                                            December 31,
                                                                     ----------------------------
                                                                        1995             1994
                                                                     -----------     ------------
CURRENT LIABILITIES
 Note payable                                                         $       --      $     8,500
 Current maturities of long-term obligations                               1,410               37
 Accounts payable                                                            421              617
 Accrued salaries and wages                                                1,349            2,219
 Accrued interest                                                          1,877            1,877
 Accrued taxes                                                              (250)             160
                                                                        --------        ---------
   Total current liabilities                                               4,807           13,410
                                                                        --------        ---------

LONG-TERM OBLIGATIONS, NET
 Subordinated convertible debt                                            65,000           65,000
 Subordinated notes, net                                                  24,961           24,942
 Other long-term obligations                                                 969            1,007
                                                                        --------        ---------
   Total long-term obligations, net                                       90,930           90,949
                                                                        --------        ---------


OTHER LIABILITIES                                                             --               45
                                                                        --------        ---------

   TOTAL LIABILITIES                                                      95,737          104,404
                                                                        --------        ---------

COMMON STOCKHOLDERS' DEFICIT
 Common stock, $1 par value, (60,000,000 shares authorized,
   16,416,134 shares issued and 16,353,549 shares outstanding at December 31, 1995 and 15,491,699 shares issued and
   15,429,114 shares outstanding at December 31, 1994)                    16,354           15,492
 Additional paid-in capital                                               42,210           37,563
 Deferred compensation                                                      (553)          (1,102)
 Accumulated deficit                                                     (79,598)        (139,806)
 ESOP guaranteed bank loan                                                (1,370)              --
 Treasury stock, at cost                                                    (340)            (340)
                                                                        --------        ---------

   TOTAL COMMON STOCKHOLDERS' DEFICIT                                    (23,297)         (88,193)
                                                                        --------        ---------

 COMMITMENTS AND CONTINGENCIES

   TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
     DEFICIT                                                            $ 72,440        $  16,211
                                                                        ========        =========

                        See accompanying Notes to Condensed Financial Statements

                                                                      SCHEDULE I
                                                                     (CONTINUED)


                               WORLDCORP, INC.
                     CONDENSED STATEMENTS OF OPERATIONS

                               (IN THOUSANDS)

                                                     Years ended December 31,
                                               ------------------------------------
                                                   1995        1994        1993
                                               -----------  ----------  -----------
OPERATING EXPENSES
  General and administrative                         4,334       3,614        4,288
  Loss on sale of Key Airlines                          --          --          833
                                                   -------     -------     --------

   Total operating expenses                          4,334       3,614        5,121
                                                   -------     -------     --------

OPERATING LOSS                                      (4,334)     (3,614)      (5,121)
                                                   -------     -------     --------

OTHER INCOME (EXPENSE)
 Interest expense                                   (9,071)     (8,354)      (8,419)
 Interest income                                     1,263         900        3,291
 Equity in earnings (loss) of subsidiaries           4,612      (7,152)     (20,594)
 Gain on sales of equity by subsidiaries            43,676      10,524           --
 Gain on sales of subsidiaries' stock               23,717      16,398           --
 Other, net                                            404        (279)           2
                                                   -------     -------     --------
   Total other income (expense)                     64,601      12,037      (25,720)
                                                   -------     -------     --------

EARNINGS (LOSS) BEFORE INCOME TAXES                 60,267       8,423      (30,841)

INCOME TAX EXPENSE                                     (59)       (115)        (104)
                                                   -------     -------     --------

NET EARNINGS (LOSS)                            $    60,208  $    8,308  $   (30,945)
                                                   =======     =======     ========

           See accompanying Notes to Condensed Financial Statements

                                                                      SCHEDULE I
                                WORLDCORP, INC.                      (CONTINUED)
                      CONDENSED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                         Years ended December 31,
                                                              ---------------------------------------------
                                                                  1995            1994             1993
                                                              -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                    $     1,536      $     2,388      $       893

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                60,208            8,308         (30,945)
Adjustments to reconcile net earnings (loss) to cash
   used by operating activities:
   Depreciation and amortization                                    1,368              457            1,208
   Gain on sales of equity by subsidiaries                       (43,676)         (10,524)               --
   Gain on sales of subsidiaries' stock                          (23,717)         (16,398)               --
   Equity in (earnings) loss of subsidiaries                      (4,612)            7,152           20,594
   Deferred compensation expense                                      678            1,115               --
   Other                                                            (827)              52           (1,254)
   Changes in certain assets and liabilities net of
      effects of non-cash transactions:
      Decrease in accounts receivable                                419               852            2,072
      (Increase) decrease in prepaid expenses and                  1,862            (1,537)           4,504
          other assets
      Increase (decrease) in accounts payable, accrued
          expenses and other liabilities                          (1,521)          (5,569)            5,938
                                                                  -------          -------          -------
   Net cash provided (used) by operating activities               (9,818)         (16,092)            2,117
                                                                  -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                  (12)            (199)            (492)
Proceeds from disposal of equipment and property                       --              609               --
Purchase of investments                                             (282)            (400)          (4,708)
Proceeds from sales of short-term investments, net                     --               --            3,000
Proceeds from collection of note receivable from
   subsidiary                                                      3,500                --               --
Loan to subsidiary                                                     --               --          (3,500)
                                                                  -------          -------          -------
    Net cash provided (used) by investing activities               3,206                10          (5,700)
                                                                  -------            -----          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt                                                       --               20            1,058
Repayment of debt                                                 (9,648)          (1,768)          (3,564)
Proceeds from stock transactions                                    3,064            1,428            4,884
Proceeds from sales of subsidiaries' stock                         28,986           12,300            2,700
Proceeds from redemption of preferred stock in subsidiary           4,300            3,250               --
Dividends from subsidiary                                           2,424               --               --
                                                                  -------           ------          -------
    Net cash provided by financing activities                      29,126           15,230            5,078
                                                                  -------          -------          -------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                           22,514            (852)            1,495
                                                                  -------          -------          -------

CASH AND CASH EQUIVALENTS AT END
    OF YEAR                                                   $    24,050      $     1,536      $     2,388
                                                                  =======          =======          =======

          See accompanying Notes to Condensed Financial Statements

                                                                      SCHEDULE 1
                                                                     (Continued)

                                WORLDCORP, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



A. The condensed financial statements of WorldCorp, Inc. (parent company) include its wholly owned subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes thereto of WorldCorp, Inc, and subsidiaries for the year ended December 31, 1995.

B. The parent company's long-term obligations at December 31 are as follows (in thousands):

                                                                                         1995             1994
                                                                                       ---------        ----------
     Guaranteed bank loan due 1996 -- with interest at the call loan rate plus
        1.5% (8.45% at December 31, 1995), collateralized by 286,681 shares of
        WorldCorp common stock held by the WorldCorp Employee Savings and Stock
        Ownership Plan.                                                                   1,370               --

     Unsecured promissory note due 1997 -- with interest at 6% payable quarterly
        beginning May 8, 1994.                                                              900              900

     13 7/8% Subordinated Notes due August 15, 1997 -- interest payable semi-annually beginning February 15, 1988 (net of unamortized discount
        of $0.1 million in 1995 and 1994).                                               24,961           24,942

     Convertible Subordinated Debentures due 2004 -- with interest at 7% payable semi-annually beginning May 15, 1992. The Debentures are convertible into WorldCorp common stock at $11.06 per share subject to adjustment in
        certain events.                                                                  65,000           65,000

     Capitalized lease obligations                                                          109              144
                                                                                         ------           ------

        Total                                                                            92,340           90,986

     Less: current maturities                                                             1,410               37
                                                                                        -------           ------

        Total long-term obligations, net                                             $   90,930        $  90,949
                                                                                       ========          =======

     See Note 12 of the Company's "Notes to Consolidated Financial Statements" for further description of the above obligations.

     The following table shows the aggregate amount of scheduled principal maturities (in thousands) of debt outstanding at December 31, 1995:

                         1996            $  1,410
                         1997              25,906
                         1998                  24
                         1999                  --
                         2000                  --
                         Thereafter        65,000
                                           ------
                           Total         $ 92,340
                                           ======

                                                                     SCHEDULE II

                 WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                (IN THOUSANDS)

                                               Balance at      Charged to      Deductions        Balance
                                               beginning       costs and       charged to       at end of
                                               of period        expenses        reserve          period
                                               ----------      ----------      -----------      ---------
Allowance for Doubtful Accounts
- -------------------------------

Year ended December 31, 1995                   $       81      $      414      $       173      $     322
                                                   ======         =======           ======         ======

Year ended December 31, 1994                   $      311      $      436      $       666      $      81
                                                   ======         =======           ======         ======

Year ended December 31, 1993                   $       15      $      309      $        13      $     311
                                                   ======         =======           ======         ======



    Valuation Allowance for
      Deferred Tax Assets
- -------------------------------

Year ended December 31, 1995                   $   13,973      $       --      $     3,817      $  10,156
                                                   ======           =====           ======         ======

Year ended December 31, 1994                   $   73,003      $       --      $    59,030      $  13,973
                                                   ======           =====           ======         ======

Year ended December 31, 1993                   $   64,443      $    8,560      $        --      $  73,003
                                                   ======           =====           ======         ======