Form 10-Q
period 1996-03-31
WORLDCORP INC
filed 1996-05-14
CIK 811664

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            ----------------------


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                ------------------------------------------------



     For the Quarter ended:  MARCH 31, 1996   Commission File Number 1-5351



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
Yes      X        No
    ----------       ---------

The number of shares of the registrant's Common Stock outstanding on May 1, 1996 was 16,442,388.


================================================================================

                                WORLDCORP, INC.

                    MARCH 1996, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets, March 31,
              1996 and December 31, 1995................................      3

              Condensed Consolidated Statements of Operations,
              Three Months Ended March 31, 1996 and 1995................      5

              Condensed Consolidated Statement of Changes in Common
              Stockholders' Deficit, Three months ended March 31, 1996..      7

              Condensed Consolidated Statements of Cash Flows,
              Three months ended March 31, 1996 and 1995................      8

              Notes to Condensed Consolidated Financial Statements......      9

              Exhibit 11, Calculations of Earnings Per Common Share.....     10


     Item 2.  Management's Discussion and Analysis of Financial Conditio
              and Results of Operations ................................     11

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K .........................     24


ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------


                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                          (unaudited)
                                                           March 31,  December 31,
                                                             1996         1995
                                                           ---------  -------------
CURRENT ASSETS
 Cash and cash equivalents, including restricted
   cash of $925 at March 31, 1996 and $625
   at December 31, 1995                                     $ 58,414      $ 74,443

 Restricted short-term investments                             4,218         4,218

 Trade accounts receivable, less allowance for doubtful
   accounts of $441 at March 31, 1996 and $322
   at December 31, 1995                                       13,365        15,457

 Other receivables                                             4,854         4,438

 Prepaid expenses and other current assets                     9,569        11,668

 Assets held for sale                                            700           700
                                                            --------      --------

   Total current assets                                       91,120       110,924
                                                            --------      --------

ASSETS HELD FOR SALE                                           2,226         2,383

EQUIPMENT AND PROPERTY
 Flight and other equipment                                   75,192        60,794
 Equipment under capital leases                               11,686        11,734
                                                            --------      --------
                                                              86,878        72,528
 Less accumulated depreciation and amortization               19,297        17,878
                                                            --------      --------

   Net equipment and property                                 67,581        54,650
                                                            --------      --------

LONG-TERM OPERATING DEPOSITS                                  16,188        16,157

OTHER ASSETS AND DEFERRED CHARGES, NET                        14,071        15,384

INTANGIBLE ASSETS, NET                                         2,461         2,591
                                                            --------      --------

   TOTAL ASSETS                                             $193,647      $202,089
                                                            ========      ========

                                 (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 (unaudited)
                                                                  March 31,   December 31,
                                                                    1996          1995
                                                                 -----------  -------------
CURRENT LIABILITIES
 Notes payable                                                     $  5,134       $  6,764
 Current maturities of long-term obligations                         10,038         10,822
 Deferred aircraft rent                                                 350            533
 Accounts payable                                                    20,415         17,363
 Unearned revenue                                                     3,965         10,421
 Air traffic liability                                                2,517          2,332
 Accrued maintenance in excess of reserves paid                      11,569          8,919
 Accrued salaries and wages                                          11,610         10,804
 Accrued interest                                                     2,298          2,061
 Accrued taxes                                                        2,151          1,283
                                                                   --------       --------
   Total current liabilities                                         70,047         71,302
                                                                   --------       --------

LONG-TERM OBLIGATIONS, NET
 Subordinated convertible debt                                       65,000         65,000
 Subordinated notes, net                                             24,967         24,961
 Deferred aircraft rent, net of current portion                       1,087          1,143
 Equipment financing and other long-term obligations                 24,433         20,241
                                                                   --------       --------
   Total long-term obligations, net                                 115,487        111,345
                                                                   --------       --------

OTHER LIABILITIES
 Deferred gain from sale leaseback transactions, net of
   accumulated amortization of $18,307 as of March 31,
   1996 and $18,041 as of December 31, 1995                           7,045          7,310
 Accrued postretirement benefits                                      2,612          2,596
 Accrued maintenance in excess of reserves paid                       3,628          3,579
 Other                                                                2,459            380
                                                                   --------       --------
   Total other liabilities                                           15,744         15,520
                                                                   --------       --------

   TOTAL LIABILITIES                                                201,278        198,167
                                                                   --------       --------

MINORITY INTEREST                                                    23,854         27,219

COMMON STOCKHOLDERS' DEFICIT
 Common stock, $1 par value, (60,000,000 shares authorized,
   16,461,005 shares issued and 16,398,420 shares outstanding at March 31, 1996 and 16,416,134 shares issued and
   16,353,549 shares outstanding at December 31, 1995)               16,461         16,354
 Additional paid-in capital                                          42,778         42,210
 Deferred compensation                                                 (509)          (553)
 Accumulated deficit                                                (88,685)       (79,598)
 ESOP guaranteed bank loan                                           (1,190)        (1,370)
 Treasury stock, at cost                                               (340)          (340)
                                                                   --------       --------

   TOTAL COMMON STOCKHOLDERS' DEFICIT                               (31,485)       (23,297)
                                                                   --------       --------

 COMMITMENTS AND CONTINGENCIES

   TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
    DEFICIT                                                        $193,647       $202,089
                                                                   ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              1996                 1995
                                                            --------             --------
OPERATING REVENUES
   World Airways                                            $ 71,538              $40,537
   US Order                                                    1,326                  745
                                                            --------              -------
       Total operating revenues                               72,864               41,282
                                                            --------              -------

OPERATING EXPENSES
   World Airways:
     Flight                                                   24,294               12,896
     Maintenance                                              15,624                8,013
     Aircraft costs                                           19,928               13,522
     Fuel                                                      6,915                3,070
     Flight operations subcontracted to other carriers         1,061                  667
     Promotions, sales and commissions                         2,444                   19
     Depreciation and amortization                             1,983                  986
     General and administrative                                6,801                4,438
                                                            --------              -------
       Total operating expenses - World Airways               79,050               43,611
                                                            --------              -------

   US Order:
     Cost of revenue                                             930                  603
     Research and development                                    559                  309
     General and administrative                                1,868                1,184
     Advertising and promotion                                    28                    5
                                                            --------              -------
       Total operating expenses - US Order                     3,385                2,101
                                                            --------              -------

   WorldCorp:
     General and administrative                                1,289                1,218
                                                            --------              -------

       Total operating expenses                               83,724               46,930
                                                            --------              -------

OPERATING LOSS                                               (10,860)              (5,648)
                                                            --------              -------

OTHER INCOME (EXPENSE)
   Interest expense                                           (2,841)              (3,171)
   Interest income                                             1,006                  163
   Loss on sales of equity by subsidiaries, net                 (225)                  --
   Other, net                                                   (241)                 202
                                                            --------              -------
       Total other income (expense)                           (2,301)              (2,806)
                                                            --------              -------

LOSS BEFORE INCOME TAXES AND
   MINORITY INTEREST                                         (13,161)              (8,454)

INCOME TAX EXPENSE                                                --                   --

MINORITY INTEREST                                              4,088                   --
                                                            --------              -------

NET LOSS                                                    $ (9,073)             $(8,454)
                                                            ========              =======

                                                                               (Continued)


                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (CONTINUED)
                                  (UNAUDITED)




                                      1996         1995
                                   ----------  ------------
NET LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE

 Primary                           $    (0.56)   $    (0.55)
                                   ==========    ==========

 Fully diluted                     $        *    $        *
                                   ==========    ==========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING

 Primary                           16,328,186    15,477,596
                                   ==========    ==========

 Fully diluted                              *             *
                                   ==========    ==========


* Fully diluted earnings per share are anti-dilutive.



     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)





                                                                                    Employee
                                                                                  Stock Owner-                 Total
                                          Additional                                ship Plan   Treasury       Common
                                 Common    Paid-in      Deferred     Accumulated   Guaranteed    Stock,    Stockholders'
                                  Stock    Capital    Compensation     Deficit      Bank Loan    at cost      Deficit
                                 -------  ----------  -------------  ------------  -----------  ---------  --------------
BALANCE AT
  DECEMBER 31, 1995              $16,354     $42,210         $(553)     $(79,598)     $(1,370)     $(340)       $(23,297)

Exercise of 107,456 options
  and warrants                       107         529            --            --           --         --             636
Employee Stock Ownership Plan
  guaranteed bank loan                --          --            --            --          180         --            (180)
Amortization of deferred
  compensation                        --          39            44            --           --         --              83
Other                                 --          --            --           (14)          --         --             (14)
Net loss                              --          --            --        (9,073)          --         --          (9,073)
                                 -------  ----------  ------------   -----------   ----------   --------        --------

BALANCE AT
  MARCH 31, 1996                 $16,461     $42,778         $(509)     $(88,685)     $(1,190)     $(340)       $(31,485)
                                 =======  ==========  ============   ===========   ==========   ========        ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                           1996       1995
                                                                         ---------  --------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                                 $ 74,443   $ 8,160

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   (9,073)   (8,454)
Adjustments to reconcile net earnings (loss) to cash
 provided (used) by operating activities:
 Depreciation and amortization                                              2,078     1,530
 Deferred gain recognition                                                   (266)     (266)
 Deferred aircraft rent payments, net                                          --       153
 Loss on sales of equity by subsidiaries, net                                 225        --
 Minority interest in earnings (loss) of subsidiaries                      (4,088)       --
 Gain on sale of equipment and property                                      (167)      (20)
 Deferred compensation expense                                                 44       283
 Equity income in subsidiary                                                  426        --
 Other                                                                         31       166
 Changes in certain assets and liabilities net of
   effects of non-cash transactions:
   Decrease in accounts receivable                                          2,008     2,581
   Decrease in restricted short-term investments                               --         6
   Decrease (increase) in deposits, prepaid expenses and other assets       1,002      (532)
   Increase (decrease) in accounts payable, accrued expenses
    and other liabilities                                                   6,002    (1,289)
   (Decrease) increase in unearned revenue                                 (6,456)   11,034
   Increase in air traffic liability                                          185        --
                                                                         --------   -------
 Net cash (used) provided by operating activities                          (8,049)    5,192
                                                                         --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                        (4,588)   (3,743)
Proceeds from disposal of equipment and property                              313       415
Purchase of investments                                                        --      (282)
                                                                         --------   -------
 Net cash used by investing activities                                     (4,275)   (3,610)
                                                                         --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing arrangement, net                        (473)   (2,260)
Issuance of debt                                                              197     4,800
Repayment of debt                                                          (4,569)   (4,795)
Proceeds from stock transactions                                              636       435
Proceeds from sales of equity by subsidiaries                                 504       --
                                                                         --------   -------
 Net cash used by financing activities                                     (3,705)   (1,820)
                                                                         --------   -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (16,029)     (238)
                                                                         --------   -------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                                                 $ 58,414   $ 7,922
                                                                         ========   =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of March 31, 1996, the related condensed consolidated statements of operations for the three month periods ended March 31, 1996 and 1995, the condensed consolidated statement of changes in common stockholders' deficit for the three months ended March 31, 1996 and the condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1995.

2. In November 1995, World Airways signed a letter of intent with the manufacturer to lease two MD-11ER aircraft to be delivered in the first quarter of 1996. The agreement was completed in March 1996. Under the agreement, World Airways leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, $1.2 million in deposits previously paid to the manufacturer in 1992 was applied towards these two aircraft. In addition, World Airways received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of May 10, 1996, none of these amounts had been received. Finally, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the other lessee terminates its lease with the manufacturer at that time.

3. World Airways purchased a spare engine which was delivered in March 1996 for approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. World Airways made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

4. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

5. On January 1, 1996, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121") and No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its fair market value. The adoption of Statement 121 had no impact on the accompanying financial statements.

     Statement 123 recommends, but does not require, the adoption of a fair value based method of accounting for stock-based compensation to employees, including common stock options. The Company has elected to continue recording stock-based compensation to employees under the intrinsic value method of accounting for stock-based compensation to employees as permitted by Statement
  123. Certain pro forma disclosures will be included in the Company's Form 10-K for the year ending December 31, 1996 as if the fair value based method had been adopted.

                                                                      EXHIBIT 11

                        WORLDCORP, INC. AND SUBSIDIARIES
                   CALCULATIONS OF EARNINGS PER COMMON SHARE
                      FOR THE THREE MONTHS ENDED MARCH 31,
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                  1996          1995
                                              ------------  ------------

Net loss applicable to common stock           $    (9,073)  $    (8,454)
                                              ===========   ===========

Weighted average common shares
  outstanding                                  16,328,186    15,477,596

Weighted average options and warrants
  treated as common stock equivalents                  --            --
                                              -----------   -----------

Primary and fully diluted number of shares     16,328,186    15,477,596
                                              ===========   ===========

Net loss per share of common stock            $     (0.56)  $     (0.55)
                                              ===========   ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

   Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its condensed consolidated financial statements. These statements primarily include the accounts of the flight operations of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. As of March 31, 1996, WorldCorp and MHS owned approximately 59.3% and 16.6%, respectively, of World Airways' outstanding common stock. The remaining balance was publicly traded. The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company, including actively exploring the feasibility of employee initiatives to purchase a substantial portion of WorldCorp's ownership position in World Airways. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a spinoff of its interest in World Airways or a disposition to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

   WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a company which provides products and services for two markets: home banking and smart telephones. In December 1993, US Order completed a $12.0 million private equity placement. In August 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("Visa"). In February 1995, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million. In June 1995, US Order completed an initial public offering whereby 3,062,500 shares were issued and sold by US Order, and 1,365,000 shares were sold by WorldCorp. As of March 31, 1996, WorldCorp owned approximately 55.7% of the outstanding common stock of US Order.

   The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions in the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1995. These risks could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

   WorldCorp owns majority positions in companies that operate in two distinct business areas. World Airways (Nasdaq:WLDA) provides worldwide passenger and cargo air transportation to major international airlines, the U.S. Air Force, and international tour operators as well as limited scheduled services, with a fleet of MD-11 and DC10-30 aircraft. US Order (Nasdaq:USOR) develops and markets products and services for the financial services and telecommunications industries. US Order's financial service products include bank-branded customer services, voice response systems and data translation systems. Its telecommunications products include the Telesmart 4000/TM/ smart telephone and a complete package of interactive applications. Over 50 banks currently use US Order's products and services.

WORLD AIRWAYS
- -------------

   World Airways earns revenue primarily from four distinct markets within the air transportation industry: passenger and cargo services to major international air carriers; passenger and cargo services, on a scheduled and ad hoc basis, to the U.S. Government; international tour operators in leisure passenger markets; and scheduled passenger/cargo service (which, beginning in May 1996, will include scheduled charters to leisure passenger markets on a seasonal basis).

   With the exception of scheduled passenger/cargo service, World Airways generally charges customers on a block hour basis rather than a per seat or per pound basis. "Block hours" are defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. World Airways provides most services under two types of contracts: basic contracts and full service contracts. Under basic contracts, World Airways provides the aircraft, cockpit crew, maintenance and insurance and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling and aircraft push-back and de-icing services. Under full service contracts, World Airways provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, World Airways generally charges a lower rate per block hour for basic contracts than full service contracts, although it does not necessarily earn a lower profit.
Because of shifts in the mix between full service contracts and basic contracts, fluctuations in revenues are not necessarily indicative of volume trends or profitability. It is important, therefore, to measure World Airways' business volume by block hours flown and to measure profitability by operating income per block hour.

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

CUSTOMERS

   World Airways' business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force's Air Mobility Command ("AMC"). These customers provided approximately 39%, 10%, and 20%, respectively, of World Airways' revenues and 46%, 10%, and 13%, respectively, of the total block hours during 1995. The Malaysian Airlines and AMC contracts provided approximately 39% and 24%, respectively, of World Airways' revenues and 47% and 15%, respectively, of total block hours in the first quarter of 1996. Operations under the Garuda Hadj contract coincided with the commencement of Hadj operations late in the first quarter.

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

   As a means of improving aircraft utilization, World Airways has entered into a series of multi-year contracts, with expiration dates running from 1997 through 2000, to provide basic services to Malaysian Airlines. One contract provides for World Airways' operation of three MD-11 freighter aircraft for a five-year period for a combined guaranteed minimum of 1,200 hours per month (except when an aircraft is in scheduled maintenance). The lease for one of the aircraft commenced in June 1994, and the leases for the other two aircraft commenced in June and July 1995. A second contract provides for each of two of its MD-11 passenger aircraft to operate a guaranteed minimum of 320 hours per month from October 1994 through March 1997. For 1995 and the first quarter of 1996, 29% and 34%, respectively, of World Airways' revenues and 37% and 42%, respectively, of World Airways' block hours flown resulted from these multi-year contracts with Malaysian Airlines. As a result of these contracts, World Airways expects that the percentage of its total revenue generated from Malaysian Airlines in 1996 will continue to increase over historical levels.

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

   As a result of these and other contracts, World Airways had an overall contract backlog at March 31, 1996 of $430.4 million. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 76% of the backlog (including substantially all of the backlog beginning in 1997) relates to the multi-year contracts with Malaysian Airlines. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on World Airways' financial condition and results of operations.

SEASONALITY

   Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. World Airways experiences higher levels of utilization in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1995, World Airways' flight operations associated with the Hadj pilgrimage occurred from April 1 to June 8. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. In recent years, soft demand and weakening yields in worldwide passenger markets adversely affected World Airways' results in the third quarter. Fourth quarter utilization depends primarily on the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season. World Airways believes that its multi-year contracts with Malaysian Airlines and an increase in peak European summer tourist travel occurring in the third quarter should lessen the effect of these seasonal factors.

AVIATION FUEL

   World Airways' source of aviation fuel is primarily from major oil companies, under annual delivery contracts, at often frequented commercial locations, and from United States military organizations at military bases. World Airways' current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. More than one supplier is under contract at several locations.
World Airways purchases no fuel under long-term contracts nor does World Airways enter into futures or fuel swap contracts.

   The air transportation industry in general is affected by the price and availability of aviation fuel. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel has not had a significant impact on World Airways' operations in recent years. World Airways' exposure to fuel risk is limited because (i) under the terms of its basic contracts, the customer is responsible for providing fuel, (ii) under the terms of its full service contracts with the U.S. Government, World Airways is reimbursed for the cost of fuel it provides, and (iii) under its charter contracts, World Airways is reimbursed for fuel price increases in excess of 5% of the price agreed upon in the contract, subject to a 10% cap. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and the financial condition and results of operations of World Airways, primarily within its scheduled passenger/cargo service operations.

US ORDER
- --------

   US Order develops and markets products and services for the financial services and telecommunications industries. US Order's financial service products include bank-branded customer services, voice response systems and data translation systems. Its telecommunications products include the Telesmart 4000/TM/ smart telephone and a complete package of interactive applications. Over 50 banks currently use US Order's products and services.

   In August 1994, US Order sold its electronic banking and bill pay operations to Visa for approximately $15.0 million, the assumption of certain liabilities and the right to receive certain royalties during a 72 month period commencing January 1, 1995. In addition, Visa designated US Order as a "preferred provider" through the 72-month royalty period and, as such, will make its member banks aware that US Order can provide certain of its interactive applications, customer support services and smart telephones to Visa member banks. In January 1995, US Order entered into a strategic alliance with a leading manufacturer of Caller ID units, Colonial Data, to jointly develop and distribute US Order's next generation of smart telephones to the telecommunications industry. US Order's next generation smart telephone, the Telesmart 4000/TM/ smart phone, is currently available for sale.

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

   To date, US Order has generated limited revenue.   As a result of its new
strategic relationships in the home banking and smart telephone markets, US Order will generate revenue by selling its home banking products and smart telephones, as well as by generating monthly fees for providing ongoing services, including interactive applications and customer support services. Revenue from product sales will be dependent on the success of US Order's two largest strategic partners, Visa InterActive and Colonial Data, in marketing and selling the products in the banking and smart telephone channels. In addition, US Order has the right to receive on a quarterly basis from Visa $0.666 per month per active bill pay customer that uses the Visa Bill-Pay System through December 31, 2000. This payment from Visa is subject to certain limitations, including a reduction in the royalty payment for each quarter beginning January 1, 1995 through December 31, 1997 by an offset amount (the "Visa Offset"). The Visa Offset, initially set at $0.07 million per quarter, accumulates quarterly up to an aggregate of $0.9 million. US Order has not received any revenue from these Visa royalty payments through March 31, 1996 and does not expect to receive any revenue from these payments, after application of the Visa Offset, through at least the first half of 1996.

RESULTS OF OPERATIONS

WORLD AIRWAYS
- -------------

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

   Total block hours increased 3,721 hours, or 54%, to 10,634 hours in the first quarter of 1996 from 6,913 hours in the comparable 1995 period, with an average of 11.6 available aircraft per day in 1996 compared to 8.4 in 1995. Average daily utilization (block hours flown per day per aircraft) increased to 10.1 hours in 1996 from 9.2 hours in 1995. In the first quarter of 1996, basic contracts accounted for 66% of total block hours, down from 74% in 1995.

   Total operating revenues increased $31.0 million, or 77%, to $71.5 million in the first quarter of 1996 from $40.5 million in 1995. World Airways recognized a net loss of $7.9 million in the first quarter of 1996 compared to a net loss of $3.8 million in the comparable 1995 period. Factors impacting 1996 results included operating losses of approximately $4.4 million on its New York - Tel Aviv scheduled service route as well as planned up-front non-recurring crew training expenses of approximately $2.5 million primarily related to the introduction of four aircraft in March. In response to the substantial operating losses generated from its Tel Aviv route since commencing service in July 1995, World Airways has taken steps to improve its yield and load factor performance including the reduction of its weekly frequencies to Tel Aviv from three to two until this summer's peak tourist season and, more importantly, the formation of a strategic alliance with Continental Airlines (see "Recent Trends and Development -Growth Opportunities").

   Operating Revenues.  Revenues from flight operations increased $31.3 million,
   ------------------
or 79%, to $70.7 million in the first quarter of 1996 from $39.4 million in 1995. This increase was primarily attributable to an increase in military flying and an increase in revenues generated from the multi-year contracts with Malaysian Airlines. In addition, World Airways realized an increase in revenues associated with services to certain international carriers and from scheduled service operations to Tel Aviv which commenced in July 1995.

   Operating Expenses.  Total operating expenses increased $35.5 million, or
   ------------------
81%, in the first quarter of 1996 to $79.1 million from $43.6 million in 1995.

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $11.4 million, or 88%, in 1996 to $24.3 million from $12.9 million in 1995. This increase resulted primarily from an increase in block hours flown, higher costs associated with scheduled service operations to Tel Aviv, and higher crew costs and up-front training expenses in connection with the integration of additional aircraft into the fleet in 1995 and 1996.

   Maintenance expenses increased $7.6 million, or 95%, in 1996 to $15.6 million from $8.0 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown.

   Aircraft costs increased $6.4 million, or 47%, in 1996 to $19.9 million from $13.5 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the second and fourth quarters of 1995, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

   Fuel expenses increased $3.8 million, or 123%, in 1996 to $6.9 million from $3.1 million in 1995. This increase is due primarily from an increase in fuel uplifted for military and scheduled service operations. Although World Airways' exposure to fuel risk is limited (see "Overview - Aviation Fuel"), recent increases in aircraft fuel costs could have an affect on the future financial condition and results of operations of World Airways, primarily within its scheduled passenger/cargo service operations.

   Promotions, sales and commissions were $2.4 million in 1996 compared to a relatively insignificant amount in the first quarter of 1995. This increase resulted primarily from commissions paid in connection with scheduled service operations to Tel Aviv which commenced in 1995 and an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

   Depreciation and amortization increased $1.0 million, or 100%, in 1996 to $2.0 million from $1.0 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain aircraft integration costs and other deferred costs.

   General and administrative expenses increased $2.4 million, or 55%, in 1996 to $6.8 million from $4.4 million in 1995. This increase was primarily due to personnel necessary for scheduled service operations, additional marketing personnel, and an increase in certain legal and professional fees.

US ORDER
- --------

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

   Operating Revenue.  US Order's first quarter revenues increased by $0.6
   -----------------
million from $0.7 million in 1995 to $1.3 million in 1996. This increase is primarily related to the sale of its smart telephones and home banking products, which increased $0.5 million between periods. Service fees revenue for the first quarter of 1996, totaling $0.5 million, was generated primarily from two sources: customer support services and monthly service fees. US Order's customer support services revenue totaled $0.4 million for the first quarter of 1996, an increase of $0.2 million over the same period in 1995. These customer support services were remarketed by Visa InterActive to Visa member banks under US Order's reseller agreement with Visa InterActive. Monthly service fees totaled $0.2 million for the first three months of 1996 as compared to $0.3 million for the same period in 1995. These service fee revenues are from customers who use US Order's smart telephones and interactive applications, and the decrease of $0.1 million was primarily due to US Order's continuing efforts to convert these customers to Visa member banks and over time expects to be offering these services strictly on a wholesale basis.

   Cost of Revenue.  US Order's first quarter cost of revenue increased by $0.3
   ---------------
million as compared to the same period in 1995. The increase is primarily due to increased cost of product revenues resulting from the increase in product sales between periods. Service cost of revenues remained relatively unchanged between periods. Costs related to generating monthly service fee revenues decreased by $0.2 million, offsetting a $0.2 million increase in costs related to providing customer support services to Visa, Visa member banks and other third parties. The service cost of revenues related to monthly service fees decreased between periods due to the smart telephones, utilized to generate monthly fee revenues, being fully depreciated in the fourth quarter of 1995 and, due to the continued conversion of customers utilizing smart telephones to Visa member banks. The increase in cost of revenue related to customer service was a
direct result of increased customer volume and revenue from this source.   US
Order expects that cost of services related to customer support will continue to increase throughout 1996 and in the future to develop the infrastructure to handle anticipated growth in business related to providing customer service to Visa, Visa member banks and other third parties. Furthermore, US Order expects its gross margin percentages to vary in future periods based upon the revenue mix between product sales and service revenues and based upon the composition of service fee revenues earned during the period.

   Operating Expenses.  Research and development costs were $0.6 million in the
   ------------------
first quarter of 1996 as compared to $0.3 million for the same period in 1995. The $0.3 million increase was largely attributable to developing, designing and testing both US Order's fourth generation smart telephone, the Telesmart 4000/TM/, and its home banking connectivity products. US Order has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of US Order in the future.

   General and administrative expenses were $1.9 million for the first quarter of 1996 as compared to $1.2 million in the first quarter of 1995. The increase of $0.7 million was a result of US Order's hiring of additional staff and an increase in costs associated with upgrading systems and operations in anticipation of the potential of increased business later in 1996 resulting from its alliances with its strategic partners, particularly the March 1996 Microsoft and Visa InterActive bill pay agreement, as well as from other markets for its smart telephone and home banking products and services. US Order expects that general and administrative expenses will continue to increase throughout 1996 and in the future to develop the infrastructure to handle increased business. Furthermore, US Order expects that aggregate general and administrative expenses will increase in future periods as the company grows.

   Advertising and promotion expenses had a nominal increase between 1996 and 1995. During the second half of 1996, US Order expects to begin selling its Telesmart 4000/TM/ smart telephone directly to retail stores and outlets and to paging companies. US Order expects its advertising and promotion expenses to increase substantially from the minimal expenditures incurred during the first quarter of 1996 and the fiscal year ending December 31, 1995 with the entrance of the Telesmart 4000/TM/ smart phone into these channels. US Order, however, does not expect its advertising and promotion expenses to increase, on a per customer basis, to the levels experienced during 1993 or 1994.

OTHER INCOME (EXPENSE)
- ----------------------

   Interest income increased $0.8 million for the quarter ended March 31, 1996 from the comparable period in 1995. This increase resulted primarily from an increase in cash and investments balances.

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

   While World Airways was profitable each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. During the first three months of 1996, World Airways sustained an operating loss of $7.5 million and a net loss of $7.9 million during its traditionally weakest quarter. While World Airways expects to be profitable for the full year, there can be no assurance that World Airways will be able to maintain profitability for 1996 and future years.

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

CASH FLOWS FROM OPERATING ACTIVITIES

   Operating activities used $8.0 million in cash for the quarter ended March 31, 1996 compared to providing $5.2 million of cash in the comparable period in 1995. This decrease in cash in 1996 resulted primarily from an increase in operating loss over 1995 and a decrease in unearned revenue, partially offset by an increase in accounts payable during 1996 over 1995.

CASH FLOWS FROM INVESTING ACTIVITIES

   Investing activities used $4.3 million in cash for the quarter ended March 31, 1996 compared to using $3.6 million in the comparable period in 1995. This increase in cash used resulted primarily from the purchase of rotable spare parts required for the integration of two MD-11 aircraft and incremental DC-10 aircraft.

CASH FLOWS FROM FINANCING ACTIVITIES

   Financing activities used $3.7 million in cash for the quarter ended March 31, 1996 compared to using $1.8 million in the comparable period in 1995. This decrease in cash resulted primarily from a decrease in the Company's net borrowings in 1996 over 1995.

CAPITAL COMMITMENTS

World Airways
- -------------

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

   World Airways maintains six long-term DC10-30 aircraft leases with terms expiring in 1998, 2003, and two each in 1997 and 1999.

   As of March 31, 1996, annual minimum payments required under World Airways' aircraft and lease obligations totaled $70.2 million for the remainder of 1996, including the two MD-11ER aircraft and the two DC10-30 aircraft leased in March 1996.

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

   In September 1995, World Airways agreed to purchase a spare engine which was delivered in March 1996. The engine cost approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. World Airways made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

   As discussed above, World Airways signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, World Airways received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of May 10, 1996, none of these amounts had been received. In January 1996, World Airways agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

   World Airways' fixed assets increased approximately $14.1 million during the first quarter of 1996. The majority of this amount relates to assets which were financed in the first quarter or will be financed subsequent to March 31, 1996. In addition, World Airways incurred approximately $2.1 million in leasehold improvements on certain aircraft for which the cash will be expended in the second quarter of 1996. World Airways anticipates that its total capital expenditures in 1996, which include the two spare engines will approximate $28.0 million. As discussed above, World Airways will receive approximately $22.6 million in financing, of which $6.5 million was received during the first quarter of 1996. The remaining balance will be funded from its operating cash flow and available cash balances. In March 1996, the Credit Agreement was amended to increase the limit on capital expenditures by World Airways to no more than $35.0 million and $25.0 million in 1996 and 1997, respectively.

   In March 1996, World Airways received regulatory authority to provide scheduled passenger and cargo service between Newark and South Africa beginning in the second quarter of 1996. In addition, World Airways is currently seeking authority to provide scheduled passenger and cargo service between the U.S. and West Africa (as a traffic stop on its South Africa route). World Airways anticipates that it will incur approximately $1.0 million in start-up costs in connection with this operation and will fund such start-up costs from its operating cash flow.

   As of March 31, 1996, World Airways held approximately $2.9 million (at book value) of aircraft spare parts currently available for sale.

US Order
- --------

   In October 1995, US Order entered into a facilities operating lease for 30,000 additional square feet of office space which will be used in addition to its current office space. The lease covers a fifty-three month period commencing July 1, 1996 with aggregate minimum lease payments equal to approximately $2.7 million.

   In November 1995, US Order committed to purchase from Standard Telecommunication Ltd. 30,000 Telesmart 4000/TM/ smart telephones for a total of approximately $3.3 million, for delivery during 1996. US Order took delivery of the first Telesmart 4000/TM/ smart telephones in the first quarter of 1996, and the remaining commitment was approximately $3.1 million as of March 31, 1996. The entire obligation is secured by a cash collateralized letter of credit. US Order had no other material commitments for capital expenditures nor does it anticipate a significant change in the current level of its capital expenditures.

    In March 1996, US Order and Colonial Data entered into an agreement, whereby Colonial Data has the option to purchase any or all of the above mentioned 30,000 Telesmart 4000/TM/ smart telephones at US Order's fully landed cost. Colonial Data then may sell or lease these smart telephones to customers at a sale or lease price determined by Colonial Data. For all of these smart telephones sold or leased by Colonial Data, Colonial Data will pay US Order a product royalty equal to 50% of the margin on the sale or lease of the smart telephone. If US Order sells or leases any of these 30,000 Telesmart 4000/TM/ smart telephones to a party other than Colonial Data, it has agreed to pay Colonial Data a product royalty equal to 50% of the margin on the sale or lease of the smart telephone. US Order did not receive any royalties from, or pay any royalties to, Colonial Data for Telesmart 4000/TM/ smart telephone sales to other parties during the three months ended March 31, 1996.

   US Order's primary needs for cash in the future are for investments in product development, working capital, the financing of operating losses, strategic ventures, potential acquisitions, capital expenditures and the upgrade of its systems and operations in order to support the Visa InterActive and Microsoft bill payment alliance. In order to meet its needs for cash over the next twelve months, US Order will utilize proceeds from its 1995 initial public offering and, to the extent available, gross margins generated from the sale of its products and services. Additionally, US Order may utilize funds it expects to generate from asset sales, including approximately $0.4 million of earlier generation smart telephones (which it sells to third parties for use as point of sale terminals) and from its approximately $2.5 million advertising credit, which was received as partial consideration for certain shares of Series C convertible preferred stock in 1993, subject to certain restrictions regarding its usage.

WorldCorp
- ---------

   WorldCorp is highly leveraged, and therefore requires substantial funds to cover debt service. As a holding Company, all of WorldCorp's funds are generated through its subsidiaries, neither of which has paid dividends since 1992. Additionally, WorldCorp, which owns a majority position in World Airways' and US Order's common stock, is subject to the provisions of two indentures expiring in 1997 and 2004, respectively, under which it is obligated to cause the companies not to pay dividends under certain circumstances. Of the $58.4 million in cash and cash equivalents at March 31, 1996, approximately $36.3 million is held by World Airways and US Order and, therefore, is not available to satisfy WorldCorp's obligations. As of March 31, 1996, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $7.7 million and $32.7 million for the remainder of 1996 and 1997, respectively.

   The Company believes that the combination of the financings consummated to date and the operating and additional financing plans previously discussed will be sufficient to allow the Company to meet its operating and capital requirements for the next twelve months.

FINANCING DEVELOPMENTS

   In June 1995, US Order completed an initial public offering pursuant to which US Order and WorldCorp received $41.6 million and $18.7 million in net proceeds, respectively. US Order used part of its proceeds to satisfy debt obligations (including those to WorldCorp). The remaining balance was added to US Order's cash reserves. WorldCorp used its proceeds to fund its debt service requirements and increase its cash position.

   In October 1995, World Airways completed an initial public offering pursuant to which World Airways and WorldCorp received approximately $22.8 million and $10.2 million in net proceeds, respectively. Each company used its proceeds to increase cash reserves.

   In 1993, World Airways entered into the Credit Agreement, which included a $12.0 million spare parts loan and an $8.0 million revolving line of credit collateralized by certain receivables, inventory, equipment, and general intangibles. World Airways is prohibited from granting a security interest in such collateral to anyone other than BNY Financial Corporation. Approximately $10.8 million of the proceeds from this borrowing was used to retire existing obligations. This agreement contains certain covenants related to World Airways' financial condition and operating results. During 1995, World Airways extended the credit facility's term to 1998. In March 1996, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1996. Under the terms of the amended Credit Agreement, World Airways is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases),
(ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends its cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1996 and 1997 of more than $35.0 million and $25.0 million, respectively, or in any subsequent year of more than $15.0 million. World Airways must also maintain a certain quarterly net worth and net income (loss) requirements. No assurances can be given that World Airways will continue to meet these revised covenants or, if necessary, obtain the required waivers. In addition, World Airways amended the aircraft spare parts facility under the Credit Agreement to provide for a variable rate spare parts loan of $10.5 million. As of March 31, 1996, $1.3 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized, with $2.9 million capacity currently available, and $7.0 million of the $10.5 million spare parts loan was outstanding.

   As discussed above, on September 29, 1995 World Airways entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. World Airways paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a 40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999. In addition, World Airways purchased an additional spare engine which was delivered in March 1996. The engine cost approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. World Airways made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

RECENT TRENDS AND DEVELOPMENTS

WORLD AIRWAYS
- -------------

   Growth Opportunities.  In the scheduled charter market, World Airways has
   --------------------
identified what it believes is a significant opportunity to increase revenues and profits by serving potentially profitable leisure passenger markets between the U.S. and Europe. In the scheduled charter business, World Airways sells less-than-planeload blocks of seats to international tour operators and markets the remaining seats through computer reservations systems. Based on the successful experience of European carriers, World Airways will assume some load factor risk with the objective of capturing improved yields. In addition, because World Airways will set the schedule instead of a tour operator, World Airways will be able to schedule its aircraft more efficiently and increase the hourly utilization of its fleet. This strategy gives World Airways more control within the charter distribution channel and a stronger commercial position in this market than it would have in the full plane-load charter business. For the 1996 leisure market season, World Airways has developed schedules and is marketing capacity to tour operators with particular emphasis on the markets between the U.S. and Germany, Switzerland, Ireland, and the United Kingdom. Although World Airways believes that scheduled charters may improve utilization and yields in the leisure passenger market for the reasons described above, scheduled charters do increase World Airways' load factor and yield risks and it has no prior experience operating scheduled charters. World Airways, therefore, can provide no assurances that it will be able to operate scheduled charters profitably.

   In the scheduled passenger business, World Airways will consider entering only those markets that it believes (i) are well suited to the competitive advantages of its long-range, wide-body aircraft, (ii) have prospects for rapid growth, and (iii) have barriers to entry. After determining that the market between New York and Tel Aviv met these criteria, World Airways commenced scheduled passenger service in this market in July 1995 with three weekly round trips. In March 1996, World Airways reduced its weekly frequencies from three to two until the summer peak tourist season. In addition, World Airways recently received regulatory authority to provide scheduled passenger and cargo service between the United States and South Africa beginning in the second quarter of 1996. World Airways is currently seeking to provide scheduled passenger and cargo service between the United States and West Africa (as a traffic stop on its South Africa route). No assurances can be given that the Company will receive this authority.

   While World Airways has achieved a 71% cumulative load factor on the Tel Aviv route as of April 1996, yields have been significantly lower than expected due to price sensitive, high commission traffic originating in the New York area and the lack of a marketing relationship with a major U.S. carrier to feed its New York departures. As a result of these factors, World Airways has sustained substantial operating losses on this route since commencing scheduled service to Tel Aviv in July 1995. In response to these issues, World Airways has taken steps to improve its yield and load factor performance. First, as discussed above, World Airways has reduced its weekly frequencies to Tel Aviv from three to two until this summer's peak tourist season. Second, and more importantly, World Airways has formed a strategic alliance with Continental Airlines ("Continental"). This agreement with Continental includes codesharing, joint marketing, and participation in Continental's computer reservation system and OnePass frequent flyer program. World Airways' international passengers will connect through Continental's Newark International Airport ("Newark") hub to major U.S. cities as well as Canada and Mexico. Continental's passengers will connect directly on World Airways' international destinations including Israel, Ireland, and South Africa. In conjunction with this alliance, World Airways will begin flying from Newark in June 1996. Although World Airways hopes that its strategic alliance with Continental will improve financial results on its scheduled passenger routes, including but not limited to its Tel Aviv route, no assurances can be given that World Airways will be able to operate its scheduled passenger routes profitably even with the Continental alliance.

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

DIVIDEND POLICY

   WorldCorp has never paid any cash dividends and does not plan to do so in the foreseeable future. WorldCorp, which owns a majority position in World Airways' and US Order's common stock, is subject to the provisions of two indentures expiring in 1997 and 2004, respectively, under which it is obligated to cause the companies not to pay dividends under certain circumstances. Under the indenture terminating in 2004, WorldCorp has agreed to cause the companies not to pay dividends if at the time WorldCorp is in default under such indenture. Further, under the indenture terminating in 1997, WorldCorp has agreed to cause the companies not to pay dividends unless WorldCorp has a positive adjusted net worth (as defined therein). As of March 31, 1996, WorldCorp's adjusted net worth was negative and under the indenture terminating in 1997 WorldCorp is therefore obligated to cause the companies not to pay dividends.

   Additionally, the $20 million credit facility contains restrictions on World Airways' ability to pay dividends. Under this agreement, World Airways cannot declare, pay, or make any dividend or distribution in any six-month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months. In addition, World Airways must have a cash balance of at least $7.5 million immediately after giving effect to such dividend or distribution.

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

   In addition, World Airways, which does not file a consolidated income tax return with the Company, had a valuation allowance for deferred tax assets as of December 31, 1995 of $39.5 million. World Airways' estimate of the required valuation allowance is based on a number of factors, including historical operating results. World Airways generated net earnings for the year ended 1995 as compared to losses in both 1994 and 1993. If World

Airways generates net earnings in 1996, it is possible that a change in the estimate of the required valuation allowance will occur in the near term, and could differ materially from the amount recorded at December 31, 1995. A portion of World Airways' NOLs are subject to an annual limitation as a result of a previous ownership change, for tax purposes, which occurred in 1991.

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

 4.1          Indenture dated as of August 1, 1987 between WorldCorp, Inc. and              Incorporated
              Norwest Bank of Minneapolis, N.A. (Filed as Exhibit 4.1 to Amendment No. 2    by reference
              to WorldCorp, Inc.'s Form S-2 Registration Statement (Commission File
              No. 33-1358276) filed August 13, 1987 and incorporated herein by reference.]

 4.2          First Supplemental Indenture dated as of March 1, 1988 between                Incorporated
              WorldCorp, Inc. and Norwest Bank of Minneapolis, N.A. (Filed as               by reference
              Exhibit 4.2 to WorldCorp, Inc.'s Annual Report on Form
              10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.)

 4.3          Second Supplemental Indenture dated as of February 22, 1994 between           Incorporated
              WorldCorp, Inc. and Norwest Bank Minnesota, National Association. (Filed      by reference
              as Exhibit 4.3 to WorldCorp, Inc's Form S-3 Registration Statement
              (Commission file No. 33-60247) filed on June 15, 1995 and
              incorporated herein by reference.)

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


10.14               Office Lease - The Hallmark Building dated Incorporated as of May 16,               Incorporated
                    1987 between WorldCorp, Inc. and GT Renaissance by reference Centre Limited         by reference
                    Partnership. (Filed as Exhibit 10.36 to WorldCorp, Inc.'s Annual Report on Form
                    10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.15               Lease Amendment dated as of June 27, 1989 Incorporated between                      Incorporated
                    WorldCorp, Inc. and GT Renaissance Centre Limited by reference                      by reference
                    Partnership. (Filed as Exhibit 10.37 to WorldCorp, Inc.'s Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.16               Office Lease - The Hallmark Building dated as of September 20, 1989 between         Incorporated
                    World Airways, Inc. and GT Renaissance Centre Limited Partnership.                  by reference
                    (Filed as Exhibit 10.38 to WorldCorp, Inc's Annual Report on form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.17               Warrant Agreement dated as of July 22, 1989 between WorldCorp, Inc. and             Incorporated
                    Charles W. Pollard. (Filed as Exhibit 10.45 to WorldCorp, Inc.'s Annual             by reference
                    Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.20               WorldCorp, Inc. Employee Savings and Stock Ownership Plan. (Filed as Exhibit        Incorporated
                    10.49 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year           by reference
                    ended December 31, 1989 and incorporated herein by reference.)

10.21               Amendment No. 1 to WorldCorp Inc. Employee Savings and Stock Ownership Plan.        Incorporated
                    (Filed as Exhibit 10.50 to WorldCorp, Inc.'s Annual Report on Form 10-K             by reference
                    for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

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

10.30               Aircraft Lease Agreement I dated as of Incorporated February 12, 1992               Incorporated
                    between McDonnell Douglas Finance Corporation and World Airways,                    by reference
                    Inc. by reference (Filed as Exhibit 10.39 to WorldCorp, Inc.'s
                    Annual Report on Form 10-K for the fiscal year ended December 31,
                    1991 and incorporated herein by reference.)


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

10.33            Aircraft Engine Lease Agreement dated as of April 26, 1991 between             Incorporated
                 Incorporated Terandon Leasing Corporation and World Airways, Inc.              by reference
                 (Filed as by reference Exhibit 10.42 to WorldCorp, Inc.'s Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

10.34            Guaranty Agreement I dated as of February 12, 1992 between McDonnell           Incorporated
                 Incorporated Douglas Finance Corporation and World Airways, Inc. (Filed        by reference
                 as Exhibit by reference 10.43 to WorldCorp, Inc.'s Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

10.35            Guaranty Agreement II dated as of February 12, 1992 between McDonnell          Incorporated
                 Incorporated Douglas Finance Corporation and World Airways, Inc. (Filed        by reference
                 as Exhibit by reference 10.44 to WorldCorp, Inc.'s Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

10.36            Series A Preferred Stock Purchase Agreement dated as of September 14,          Incorporated
                 Incorporated 1990 between US Order, Inc. and WorldCorp, Inc. (Filed as         by reference
                 Exhibit 10.45 by reference to WorldCorp, Inc.'s Annual Report on Form
                 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

10.37            Stock Restriction Agreement dated as of September 14, 1990 between             Incorporated
                 Incorporated WorldCorp, Inc., William F. Gorog, Jonathan M. Gorog,             by reference
                 Peter M. Gorog, by reference Henry R. Nichols, William N. Melton and
                 John Porter. (Filed as Exhibit 10.46 to WorldCorp, Inc.'s Annual Report
                 on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

10.38            Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as             Incorporated
                 Incorporated of September 30, 1992 between World Airways, Inc. and             by reference
                 International by reference Lease Finance Corporation.

10.39            Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as             Incorporated
                 Incorporated of September 30, 1992 between World Airways, Inc. and             by reference
                 International by reference Lease Finance Corporation.

10.40            Aircraft Lease Agreement for Aircraft Serial Number 48520 dated as             Incorporated
                 Incorporated of September 30, 1992 between World Airways, Inc. and             by reference
                 International by reference Lease Finance Corporation.

10.41            Aircraft Lease Agreement for Aircraft Serial Number 48633 dated as             Incorporated
                 Incorporated of September 30, 1992 between World Airways, Inc. and             by reference
                 International by reference Lease Finance Corporation.


10.42             Aircraft Lease Agreement for Aircraft Serial Number 48631 dated as              Incorporated
                  of September 30, 1992 between World Airways, Inc. and                           by reference
                  International Lease Finance Corporation.

10.43             Aircraft Lease Agreement for Aircraft Serial Number 48632 dated as              Incorporated
                  of September 30, 1992 between World Airways, Inc. and                           by reference
                  International Lease Finance Corporation.

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

10.53             Subscription and Preferred Stock Purchase Agreement dated as of                 Incorporated
                  December 21, 1993 between US Order, Inc. and Hoechst Celanese                   by reference
                  Corporation Employee Benefit Master Trust

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

10.67           Aircraft Spare Parts Lease Agreement dated as of April 15, 1993           Incorporated
                between World Airways, Inc. and GATX Capital Corporation.                 by reference

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

10.101               Aircraft Services Agreement dated September 26, 1994 by and between     Incorporated
                     World Airways, Inc. ("World") and Malaysian Airlines.                   by reference

10.102               Freighter Services Agreement dated October 1, 1994 by and between       Incorporated
                     World Airways, Inc. and Malaysian Airline System Berhad.                by reference


10.103                  World Airways, Inc. 1995 AMC Contract F11626-94-D0027 dated             Incorporated
                        October 1, 1994 between World Airways, Inc. and Air                     by reference
                        Mobility Command.

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

10.106                  Promissory Note dated December 31, 1994 for $8,500,000 between          Incorporated
                        WorldCorp, Inc., a Delaware corporation ("Borrower") and                by reference
                        Malaysian Helicopter Services Berhad, a Malaysian
                        corporation ("Lender").

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

10.109                  Customer Agreement between WorldCorp ESSOP and Scott &                  Incorporated
                        Stringfellow, Inc. dated January 11, 1995 for a margin loan.            by reference

10.110                  Side Letter dated January 11, 1995 from Scott & Stringfellow, Inc.      Incorporated
                        to William F. Gorog, Trustee of WorldCorp Employee Savings and          by reference
                        Stock Ownership Plan for a margin loan to the WorldCorp ESSOP.

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

11      Statement on Calculation of Earnings (Loss) Per Common Share.           Filed Herewith
27      Financial Data Schedule for quarter ended March 31, 1996                Filed Herewith


/1/  Confidential treatment of portions of the Agreement has been granted
     by the Commission.   The copy filed as an exhibit omits the information
     subject to confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

(b)  Reports on Form 8-K

     None.

            *     *     *     *     *     *     *     *     *     *

                                   SIGNATURE



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



Date:  May 14, 1996