Form 10-Q
period 1996-06-30
WORLDCORP INC
filed 1996-08-14
CIK 811664

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



     For the Quarter ended:  June 30, 1996   Commission File Number 1-5351



                                WORLDCORP, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                               94-3040585
            (State of incorporation)  (I.R.S. Employer Identification Number)

             13873 Park Center Road, Suite 490, Herndon, VA  20171
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

The number of shares of the registrant's Common Stock outstanding on August 9, 1996 was 16,546,438.


================================================================================

                                WORLDCORP, INC.

                    JUNE 1996, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets, June 30,
              1996 and December 31, 1995.....................................  3

              Condensed Consolidated Statements of Operations,
              Three Months Ended June 30, 1996 and 1995......................  5

              Condensed Consolidated Statements of Operations,
              Six Months Ended June 30, 1996 and 1995........................  7

              Condensed Consolidated Statement of Changes in Common
              Stockholders' Deficit, Six months ended June 30, 1996..........  9

              Condensed Consolidated Statements of Cash Flows,
              Six months ended June 30, 1996 and 1995........................ 10

              Notes to Condensed Consolidated Financial Statements........... 11

              Exhibit 11, Calculations of Earnings Per Common Share.......... 13

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 15



PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................... 31

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------


                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (in thousands)

                                                           (unaudited)
                                                             June 30,     December 31,
                                                               1996          1995
                                                           -----------  -------------
CURRENT ASSETS
 Cash and cash equivalents, including restricted
  cash of $160 at June 30, 1996 and $625
  at December 31, 1995                                     $ 59,859         $ 74,443

 Restricted short-term investments                            4,338            4,218

 Trade accounts receivable, less allowance for doubtful
  accounts of $457 at June 30, 1996 and $322
  at December 31, 1995                                       31,535           15,457

 Other receivables                                            3,792            4,438

 Prepaid expenses and other current assets                    8,159           11,668

 Assets held for sale                                           700              700
                                                           --------         --------

  Total current assets                                      108,383          110,924
                                                           --------         --------

ASSETS HELD FOR SALE                                          2,059            2,383

EQUIPMENT AND PROPERTY
 Flight and other equipment                                  76,650           60,794
 Equipment under capital leases                              11,686           11,734
                                                           --------         --------
                                                             88,336           72,528
 Less accumulated depreciation and amortization              20,734           17,878
                                                           --------         --------

  Net equipment and property                                 67,602           54,650
                                                           --------         --------

LONG-TERM OPERATING DEPOSITS                                 16,188           16,157

OTHER ASSETS AND DEFERRED CHARGES, NET                       12,236           15,384

INTANGIBLE ASSETS, NET                                        2,332            2,591
                                                           --------         --------

  TOTAL ASSETS                                             $208,800         $202,089
                                                           ========         ========

                                                                     (continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (continued)
                 LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                       (in thousands except share data)

                                                                (unaudited)
                                                                 June 30,    December 31,
                                                                   1996          1995
                                                                -----------  -------------
CURRENT LIABILITIES
 Notes payable                                                   $  12,209       $  6,764
 Current maturities of long-term obligations                         9,908         10,822
 Deferred aircraft rent                                                219            533
 Accounts payable                                                   20,099         17,363
 Net liabilities of discontinued operations                         25,142             --
 Unearned revenue                                                    7,137         10,421
 Air traffic liability                                                  --          2,332
 Accrued maintenance in excess of reserves paid                     14,459          8,919
 Accrued salaries and wages                                         10,749         10,804
 Accrued interest                                                    1,993          2,061
 Accrued taxes                                                       2,191          1,283
                                                                 ---------       --------
  Total current liabilities                                        104,106         71,302
                                                                 ---------       --------

LONG-TERM OBLIGATIONS, NET
 Subordinated convertible debt                                      65,000         65,000
 Subordinated notes, net                                            24,972         24,961
 Deferred aircraft rent, net of current portion                      1,031          1,143
 Equipment financing and other long-term obligations                24,739         20,241
                                                                 ---------       --------
  Total long-term obligations, net                                 115,742        111,345
                                                                 ---------       --------

OTHER LIABILITIES
 Deferred gain from sale leaseback transactions, net of
  accumulated amortization of $18,572 as of June 30,
  1996 and $18,041 as of December 31, 1995                           6,780          7,310
 Accrued postretirement benefits                                     2,612          2,596
 Accrued maintenance in excess of reserves paid                      3,832          3,579
 Other                                                               2,776          2,035
                                                                 ---------       --------
  Total other liabilities                                           16,000         15,520
                                                                 ---------       --------
  TOTAL LIABILITIES                                                235,848        198,167
                                                                 ---------       --------

MINORITY INTEREST                                                   16,441         27,219

COMMON STOCKHOLDERS' DEFICIT
 Common stock, $1 par value, (60,000,000 shares authorized,
  16,583,005 shares issued and 16,520,420 shares outstanding at June 30, 1996 and 16,416,134 shares issued and
  16,353,549 shares outstanding at December 31, 1995)               16,583         16,354
 Additional paid-in capital                                         43,395         42,210
 Deferred compensation                                                (465)          (553)
 Unrealized loss on investments                                       (474)            --
 Accumulated deficit                                              (101,202)       (79,598)
 ESOP guaranteed bank loan                                            (986)        (1,370)
 Treasury stock, at cost                                              (340)          (340)
                                                                 ---------       --------
  TOTAL COMMON STOCKHOLDERS' DEFICIT                               (43,489)       (23,297)
                                                                 ---------       --------

 COMMITMENTS AND CONTINGENCIES

  TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
   DEFICIT                                                       $ 208,800       $202,089
                                                                 =========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For The Three Months Ended June 30,
                       (in thousands except share data)
                                  (unaudited)

                                                               1996       1995
                                                             ---------  ---------
OPERATING REVENUES
   World Airways                                             $ 86,617    $75,778
   US Order                                                       548        947
                                                             --------    -------
       Total operating revenues                                87,165     76,725
                                                             --------    -------

OPERATING EXPENSES
   World Airways:
     Flight                                                    14,999     15,997
     Maintenance                                               15,964     12,574
     Aircraft costs                                            22,837     19,335
     Fuel                                                       2,577      2,863
     Flight operations subcontracted to other carriers          6,952      6,686
     Promotions, sales and commissions                            704         50
     Depreciation and amortization                              1,911      1,651
     General and administrative                                 5,402      4,141
                                                             --------    -------
       Total operating expenses - World Airways                71,346     63,297
                                                             --------    -------
   US Order:
     Cost of revenue                                              342        798
     Research and development                                     616        198
     General and administrative                                 2,627      1,014
     Advertising and promotion                                     54          2
                                                             --------    -------
       Total operating expenses - US Order                      3,639      2,012
                                                             --------    -------
   WorldCorp:
     General and administrative                                   731      1,476
                                                             --------    -------
       Total operating expenses                                75,716     66,785
                                                             --------    -------

OPERATING INCOME                                               11,449      9,940
                                                             --------    -------

OTHER INCOME (EXPENSE)
   Interest expense                                            (2,969)    (3,225)
   Interest income                                                961        392
   Gain on sales of equity by subsidiaries, net                    50     20,734
   Gain on sale of subsidiary's stock                              --     28,136
   Other, net                                                    (328)       596
                                                             --------    -------
       Total other income (expense)                            (2,286)    46,633
                                                             --------    -------

EARNINGS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND MINORITY INTEREST                           9,163     56,573

INCOME TAX EXPENSE                                               (315)      (511)
                                                             --------    -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTEREST                                            8,848     56,062

MINORITY INTEREST                                              (4,469)      (354)
                                                             --------    -------
EARNINGS FROM CONTINUING OPERATIONS                             4,379     55,708

DISCONTINUED OPERATIONS
   Loss from discontinued operations (less applicable
       income tax benefit of $83 in 1996 and $80 in 1995)      (7,533)      (999)
   Loss on disposal (less applicable income tax benefit
       of $232 in 1996)                                       (20,985)        --
                                                             --------    -------

LOSS FROM DISCONTINUED OPERATIONS BEFORE
    MINORITY INTEREST                                         (28,518)      (999)

MINORITY INTEREST                                              11,621         40
                                                             --------    -------
LOSS FROM DISCONTINUED OPERATIONS                             (16,897)      (959)
                                                             --------    -------

NET EARNINGS (LOSS)                                          $(12,518)   $54,749
                                                             ========    =======

                                                                     (continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For The Three Months Ended June 30,
                                  (continued)
                                  (unaudited)


                                                   1996         1995
                                               -----------   -----------
PRIMARY EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                         $      0.25   $      3.27
 Discontinued operations                             (0.98)        (0.05)
                                               -----------   -----------
 Net earnings (loss)                           $     (0.73)  $      3.22
                                               ===========   ===========

PRIMARY WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING           17,215,901    17,026,488
                                               ===========   ===========

FULLY DILUTED EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                         $      0.24   $      2.48
 Discontinued operations                             (0.73)        (0.04)
                                               -----------   -----------
 Net earnings (loss)                           $     (0.49)  $      2.44
                                               ===========   ===========

FULLY DILUTED WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING           23,109,978    22,905,507
                                               ===========   ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For The Six Months Ended June 30,
                       (in thousands except share data)
                                  (unaudited)

                                                               1996       1995
                                                             ---------  ---------
OPERATING REVENUES
   World Airways                                             $152,009   $116,315
   US Order                                                     1,874      1,692
                                                             --------   --------
       Total operating revenues                               153,883    118,007
                                                             --------   --------

OPERATING EXPENSES
   World Airways:
     Flight                                                    35,315     28,893
     Maintenance                                               30,493     20,587
     Aircraft costs                                            41,452     32,857
     Fuel                                                       8,070      5,933
     Flight operations subcontracted to other carriers          8,013      7,353
     Promotions, sales and commissions                          1,678         69
     Depreciation and amortization                              3,894      2,637
     General and administrative                                11,148      8,463
                                                             --------   --------
       Total operating expenses - World Airways               140,063    106,792
                                                             --------   --------
   US Order:
     Cost of revenue                                            1,272      1,397
     Research and development                                   1,176        507
     General and administrative                                 4,494      2,202
     Advertising and promotion                                     82          7
                                                             --------   --------
       Total operating expenses - US Order                      7,024      4,113
                                                             --------   --------
   WorldCorp:
     General and administrative                                 2,020      2,694
                                                             --------   --------
       Total operating expenses                               149,107    113,599
                                                             --------   --------

OPERATING INCOME                                                4,776      4,408
                                                             --------   --------

OTHER INCOME (EXPENSE)
   Interest expense                                            (5,810)    (6,396)
   Interest income                                              1,967        555
   Gain on sales of equity by subsidiaries, net                  (175)    20,734
   Gain on sale of subsidiary's stock                              --     28,136
   Other, net                                                    (569)       798
                                                             --------   --------
       Total other income (expense)                            (4,587)    43,827
                                                             --------   --------

EARNINGS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND MINORITY INTEREST                             189     48,235

INCOME TAX EXPENSE                                               (315)      (511)
                                                             --------   --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTEREST                                             (126)    47,724

MINORITY INTEREST                                              (2,088)      (382)
                                                             --------   --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE              (2,214)    47,342

DISCONTINUED OPERATIONS
   Loss from discontinued operations (less applicable
       income tax benefit of $83 in 1996 and $80 in 1995)     (11,720)    (1,115)
   Loss on disposal (less applicable income tax benefit
       of $232 in 1996)                                       (20,985)        --
                                                             --------   --------

LOSS FROM DISCONTINUED OPERATIONS BEFORE
   MINORITY INTEREST                                          (32,705)    (1,115)

MINORITY INTEREST                                              13,328         68
                                                             --------   --------

LOSS FROM DISCONTINUED OPERATIONS                             (19,377)    (1,047)
                                                             --------   --------

NET EARNINGS (LOSS)                                          $(21,591)  $ 46,295
                                                             ========   ========
                                                                     (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For The Six Months Ended June 30,
                                  (continued)
                                  (unaudited)

                                                1996          1995
                                            -----------   -----------
PRIMARY EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                      $     (0.14)  $      2.81
 Discontinued operations                          (1.18)        (0.06)
                                            -----------   -----------
 Net earnings (loss)                        $     (1.32)  $      2.75
                                            ===========   ===========

PRIMARY WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING        16,397,440    16,825,009
                                            ===========   ===========

FULLY DILUTED EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                      $    *        $      2.18
 Discontinued operations                         *              (0.05)
                                            -----------   -----------
 Net earnings (loss)                        $    *        $      2.13
                                            ===========   ===========

FULLY DILUTED WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING            *         22,799,778
                                            ===========   ===========

*  Fully diluted earnings per share are anti-dilutive.



     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                    For The Six Months Ended June 30, 1996
                       (in thousands except share data)
                                  (unaudited)



                                                                                               Employee
                                                                                             Stock Owner-                  Total
                                          Additional  Deferred    Unrealized                   ship Plan    Treasury       Common
                                 Common    Paid-in     Compen-     Loss on     Accumulated    Guaranteed     Stock,    Stockholders'
                                  Stock    Capital     sation    Investments     Deficit       Bank Loan     at cost      Deficit
                                 -------  ----------  ---------  ------------  ------------  -------------  ---------  -------------


BALANCE AT
  DECEMBER 31, 1995              $16,354     $42,210     $(553)        $  --     $ (79,598)       $(1,370)     $(340)      $(23,297)


Exercise of 229,456 options
  and warrants                       229       1,116        --            --            --             --         --          1,345
Employee Stock Ownership Plan
  guaranteed bank loan                --          --        --            --            --            384         --            384
Amortization of deferred
  compensation                        --          69        88            --            --             --         --            157
Temporary writedown of
  investment                          --          --        --          (474)           --             --         --           (474)

Other                                 --          --        --            --           (13)            --         --            (13)

Net loss                              --          --        --            --       (21,591)            --         --        (21,591)

                                 -------  ----------  --------   -----------   -----------   ------------   --------       --------

BALANCE AT
  JUNE 30, 1996                  $16,583     $43,395     $(465)        $(474)    $(101,202)       $  (986)     $(340)      $(43,489)

                                 =======  ==========  ========   ===========   ===========   ============   ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For The Six Months Ended June 30,
                                (in thousands)
                                  (unaudited)

                                                               1996       1995
                                                             ---------  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                     $ 74,443   $  8,160

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                           (21,591)    46,295
Adjustments to reconcile net earnings (loss) to cash
 provided (used) by operating activities:
 Depreciation and amortization                                  4,471      4,405
 Deferred gain recognition                                       (531)      (531)
 Gain (loss) on sales of equity by subsidiaries, net              175    (20,734)
 Gain on sale of subsidiaries' stock                               --    (28,136)
 Minority interest in earnings (loss) of subsidiaries         (11,240)       314
 Gain on sale of equipment and property                          (302)      (290)
 Deferred compensation expense                                    157
 Equity income in subsidiary                                      894         --
 Loss on disposal of discontinued operations                   20,985         --
 Other                                                             --        175
 Changes in certain assets and liabilities net of
  effects of non-cash transactions:
  Increase in accounts receivable                             (15,077)    (5,237)
  Increase in restricted short-term investments                  (120)      (100)
  Decrease in deposits, prepaid expenses and other assets       1,411      1,037
  Increase in accounts payable, accrued expenses
   and other liabilities                                        8,204      6,461
  Decrease in unearned revenue                                 (3,284)      (893)
  Increase in air traffic liability                             4,878      1,370
                                                             --------   --------
 Net cash (used) provided by operating activities             (10,970)     4,136
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                            (5,829)   (11,057)
Proceeds from disposal of equipment and property                1,094      1,140
Purchase of investments                                            --       (282)
                                                             --------   --------
 Net cash used by investing activities                         (4,735)   (10,199)
                                                             --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit borrowing arrangement, net           7,668      4,111
Issuance of debt                                                  361      6,239
Repayment of debt                                              (8,906)   (15,401)
Proceeds from stock transactions                                2,011      1,077
Proceeds from sales of equity by subsidiaries                     (13)    41,801
Proceeds from sale of subsidiaries' stock                          --     18,724
Payment of dividends by subsidiary                                 --       (885)
                                                             --------   --------
 Net cash provided by financing activities                      1,121     55,666
                                                             --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (14,584)    49,603
                                                             --------   --------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                                     $ 59,859   $ 57,763
                                                             ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of June 30, 1996, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995, the condensed consolidated statement of changes in common stockholders' deficit for the six months ended June 30, 1996 and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year.

      The condensed financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1995.

2. In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. As a result, World Airways' scheduled service operations have been reflected as discontinued operations in the accompanying June 30, 1996, condensed financial statements. Loss from discontinued operations (net of income tax effect) approximated $7.5 million and $11.7 million for the quarter and six months ended June 30, 1996, respectively. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996, which includes the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing three DC-10 aircraft which will not be utilized in World Airways' operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. Other than the leased aircraft utilized in scheduled service operations, World Airways does not have any significant assets related to its discontinued operations. World Airways expects to meet all cash requirements of this phase-out period during the third and fourth quarters of 1996 and expects to satisfy these obligations with income generated from its continuing operations and financings consummated to date. Prior period results of operations have been restated to reflect scheduled service operations as discontinued operations.

3. In November 1995, World Airways signed a letter of intent with the manufacturer to lease two MD-11ER aircraft to be delivered in the first quarter of 1996. The agreement was completed in March 1996. Under the agreement, World Airways leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, $1.2 million in deposits previously paid to the manufacturer in 1992 was applied towards these two aircraft. In addition, World Airways received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of June 30, 1996, approximately $3.3 million had been received. Finally, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the other lessee terminates its lease with the manufacturer at that time.

4. World Airways purchased a spare engine which was delivered in March 1996 for approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. World Airways made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

5. Effective June 30, 1996, World Airways amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.5 million spare parts loan (of which $5.6 million was outstanding at June 30, 1996), an $8.0 million revolving line of credit, and a new $5.0 million term loan. The $5.0 million term loan was received in August 1996. This amended Credit Agreement, which expires in 1999, is collateralized by certain receivables, inventory, and equipment. As of June 30, 1996, the revolving line of credit was fully utilized.

6. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

7. In August 1996, US Order and Colonial Data entered into an Agreement and plan of Merger pursuant to which US Order and Colonial Data will be merged with and into a new public company expected to be named TriTech Corporation ("TriTech"). Under the terms of the Agreement, upon consummation of the Merger, each outstanding share of common stock of US Order, $.001 par value, will be converted into one share of common stock of TriTech, and each outstanding share of common stock of Colonial Data, $.01 par value, will be converted into one share of TriTech Common Stock.

      The Boards of Directors of US Order and Colonial Data have agreed to recommend approval of the Merger to their respective stockholders. The obligations of US Order and Colonial Data to consummate the Merger are subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the Merger by the stockholders of US Order and Colonial Data. Upon completion of this agreement, WorldCorp will have a beneficial ownership of approximately 29.0% of TriTech.

8. In 1995, US Order entered into a stock exchange agreement with Colonial Data Technologies Corp. ("Colonial Data"), a strategic alliance partner. As part of the agreement, US Order agreed to exchange $3.0 million of its restricted common stock in April 1996 for $3.0 million of Colonial Data's unregistered common stock, subject to certain limitations. The agreement was modified in 1996 to change the date of the exchange to October 1996. All other provisions of the stock exchange agreement continue in full force and effect. Each company's stock will be valued at the average closing price of their respective common stock as reported on the Nasdaq National Market, for each of the twenty trading days prior to October 10, 1996. Both companies will have certain "piggyback" registration rights and rights of first refusal with respect to each others' stock. In August 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger (see note 6). As a result of that agreement, the original stock exchange agreement with Colonial Data, as amended, has been postponed pending the consummation of the merger.

   The terms of US Order's long-term investment in the common stock of Colonial Data restricts US Order from selling such stock until June 1997. As of June 1996, Financial Accounting Standards Board Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115"), became applicable to this investment. US Order has classified this investment as "available for sale" under the guidance of Statement 115 and is carrying the investment at fair value, based on the quoted market value. As of June 30, 1996, an unrealized loss of $0.9 million on this investment has been recognized due to a decline in the market value of Colonial Data's stock, and this unrealized loss is carried as a separate component of stockholders' equity. As of July 31, 1996, the unrealized loss on this investment was $1.6 million as the market value of Colonial Data's stock continued to decline. US Order believes that the market decline in Colonial Data's stock is temporary and is continuing to carry the unrealized loss on this investment as a separate component of stockholders' equity.

9. On January 1, 1996, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121") and No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its fair market value. The adoption of Statement 121 had no impact on the accompanying financial statements.

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

                                                                      EXHIBIT 11
                                                                          1 of 2



                       WORLDCORP, INC. AND SUBSIDIARIES
                   CALCULATIONS OF EARNINGS PER COMMON SHARE
                      For the Three Months Ended June 30,
                       (in thousands except share data)
                                  (unaudited)


                                              1996          1995
                                            --------      -------
PRIMARY EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                      $      0.25   $      3.27
 Discontinued operations                          (0.98)        (0.05)
                                            -----------   -----------
 Net earnings (loss)                        $     (0.73)  $      3.22
                                            ===========   ===========

PRIMARY WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING

 Weighted average common shares
  outstanding                                16,466,695    15,854,750

 Weighted average options and warrants
  treated as common stock equivalents           749,206     1,171,738

 Weighted average other dilutive
  securities                                         --            --
                                            -----------   -----------
 Primary number of shares                    17,215,901    17,026,488
                                            ===========   ===========

FULLY DILUTED EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                      $      0.24   $      2.48
 Discontinued operations                          (0.73)        (0.04)
                                            -----------   -----------
 Net earnings (loss)                        $     (0.49)  $      2.44
                                            ===========   ===========

FULLY DILUTED WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING

 Weighted average common shares
  outstanding                                16,466,695    15,854,750

 Weighted average options and warrants
  treated as common stock equivalents           766,249     1,173,723

 Weighted average other dilutive
  securities                                  5,877,034     5,877,034
                                            -----------   -----------
 Fully diluted number of shares              23,109,978    22,905,507
                                            ===========   ===========


                                                                      EXHIBIT 11
                                                                          2 of 2


                       WORLDCORP, INC. AND SUBSIDIARIES
                   CALCULATIONS OF EARNINGS PER COMMON SHARE
                       For the Six Months Ended June 30,
                       (in thousands except share data)
                                  (unaudited)


                                              1996         1995
                                            --------      -------
PRIMARY EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                      $     (0.14)  $      2.81
 Discontinued operations                          (1.18)        (0.06)
                                            -----------   -----------
 Net earnings (loss)                        $     (1.32)  $      2.75
                                            ===========   ===========

PRIMARY WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING

 Weighted average common shares
  outstanding                                16,397,440    15,740,863

 Weighted average options and warrants
  treated as common stock equivalents                --     1,084,146

 Weighted average other dilutive
  securities                                         --            --
                                            -----------   -----------

 Primary number of shares                    16,397,440    16,825,009
                                            ===========   ===========
FULLY DILUTED EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                      $     *       $      2.18
 Discontinued operations                          *             (0.05)
                                            -----------   -----------
 Net earnings (loss)                        $     *       $      2.13
                                            ===========   ===========

FULLY DILUTED WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING

 Weighted average common shares
  outstanding                                     *        15,740,864

 Weighted average options and warrants
  treated as common stock equivalents             *         1,181,880

 Weighted average other dilutive
  securities                                      *         5,877,034
                                            -----------   -----------
 Fully diluted number of shares                   *        22,799,778
                                            ===========   ===========

* Fully diluted earnings per share are anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - --------------------------------------------------------------------------------
OF OPERATIONS
- - -------------

   Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its condensed consolidated financial statements. These statements primarily include the accounts of the flight operations of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. As of June 30, 1996, WorldCorp and MHS owned approximately 59.3% and 16.6%, respectively, of World Airways' outstanding common stock. The remaining balance was publicly traded. The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a spinoff of its interest in World Airways or a disposition to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

   WorldCorp also has an ownership interest in US Order, Inc. ("US Order"), a company which provides products and services for two markets: home banking and smart telephones. In December 1993, US Order completed a $12.0 million private equity placement. In August 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("Visa"). In February 1995, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million. In June 1995, US Order completed an initial public offering whereby 3,062,500 shares were issued and sold by US Order, and 1,365,000 shares were sold by WorldCorp. As of June 30, 1996, WorldCorp owned approximately 55.6% of the outstanding common stock of US Order. In August 1996, US Order and Colonial Data entered into an Agreement and plan of Merger pursuant to which US Order and Colonial Data will be merged with and into a new public company expected to be named TriTech Corporation ("TriTech"). Under the terms of the Agreement, upon consummation of the Merger, each outstanding share of common stock of US Order, $.001 par value, will be converted into one share of common stock of TriTech, and each outstanding share of common stock of Colonial Data, $.01 par value, will be converted into one share of TriTech Common Stock. Upon completion of this Agreement, WorldCorp will have a beneficial ownership of approximately 29.0% of TriTech.

   The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions in the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the continued performance of World Airways' Tel Aviv and Johannesburg routes through the withdrawal dates, the continued performance of World Airways' scheduled charter programs through the 1996 summer season, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1995. These risks could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

   WorldCorp owns majority positions in companies that operate in two distinct business areas. World Airways (Nasdaq:WLDA) provides worldwide passenger and cargo air transportation to major international airlines, the U.S. Air Force, and international tour operators, with a fleet of MD-11 and DC10-30 aircraft. US Order (Nasdaq:USOR) develops and markets products and services for the financial services and telecommunications industries. US Order's financial service products include bank-branded customer services, voice response systems and data translation systems. Its telecommunications products include the Telesmart 4000/TM/ smart telephone and a complete package of interactive applications. Over 50 banks currently use US Order's products and services.

World Airways
- - -------------

   World Airways earns revenue primarily in three distinct markets within the air transportation industry: passenger and cargo services to major international air carriers; passenger and cargo services, on a fixed and ad hoc basis, to the U.S. Government; and international tour operators in leisure passenger markets. In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 (see Recent Trends and Developments - Discontinuation of Scheduled Service Operations).

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

   As is common in the air transportation industry, World Airways has relatively high fixed aircraft costs. While World Airways believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, World Airways' MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are two of the most critical factors to its financial results. In addition to fixed aircraft costs, a portion of World Airways' labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

Customers

   World Airways' business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force's Air Mobility Command ("AMC"). These customers provided approximately 39%, 10%, and 20%, respectively, of World Airways' revenues and 46%, 10%, and 13%, respectively, of the total block hours during 1995. For the first six months of 1996, these customers provided approximately 35%, 23%, and 17%, respectively, of its revenues and 43%, 25%, and 11%, respectively, of total block hours.

   World Airways has provided service to Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. In 1996, World Airways provided three aircraft for Hadj operations. The current five-year Hadj contract with Malaysian Airlines expired after the 1996 Hadj. World Airways is currently in negotiations with Malaysian Airlines regarding future Hadj operations.

   As a means of improving aircraft utilization, World Airways entered into a series of multi-year contracts, with expiration dates running from 1997 through 2000, to provide basic services to Malaysian Airlines. One contract provides for World Airways' operation of three MD-11 freighter aircraft for a five-year period for a combined guaranteed minimum of 1,200 hours per month (except when an aircraft is in scheduled maintenance). The lease for one of the aircraft commenced in June 1994, and the leases for the other two aircraft commenced in June and July 1995. A second contract provides for each of two of World Airways' MD-11 passenger aircraft to operate a guaranteed minimum of 320 hours per month from October 1994 through March 1997. For 1995 and the first six months of 1996, 29% and 25%, respectively, of World Airways' revenues and 37% and 36%, respectively, of its block hours flown resulted from these multi-year contracts with Malaysian Airlines.

   World Airways has provided international air transportation to the U.S. Air Force since 1956. As compensation for pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force awards contracts to CRAF participants for peacetime transportation of personnel and cargo. The U.S. Air Force awards contracts to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft that the carriers make available to CRAF. As a result of World Airways' increasingly effective use of teaming arrangements, World Airways' fixed awards have grown in recent years and it has the largest U.S. Air Force fixed award under the CRAF program for the U.S. Government's 1995-96 fiscal year. The current annual contract commenced on October 1, 1995 and expires on September 30, 1996. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on an ad hoc basis as needs arise. World Airways' fixed award for the current contract is $55.4 million compared to the $33.9 million fixed award for the prior contract. For the contract year commencing October 1, 1996, World Airways recently received its fixed award totaling $54.6 million. Due to the utilization of a significant number of World Airways' aircraft under multi-year contracts and other contractual commitments, it is unlikely that World Airways will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of U.S. Air Force contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

   World Airways has provided wet lease services to Garuda since 1973 (operating under an annual Hadj contract since 1988). World Airways operated seven aircraft in the 1996 Garuda Hadj.

   In addition to these customers, World Airways recently entered into an agreement with Philippine Airlines, Inc. ("Philippine Airlines") to provide four MD-11 aircraft under year-round wet lease contracts. The first two aircraft began flying for Philippine Airlines in June and July 1996, with the remaining two aircraft scheduled to commence operations in October 1996. Under the agreement, each aircraft will operate for an 18-month term. In addition, Philippine Airlines has an option for World Airways to operate a DC10-30 cargo aircraft beginning late in 1996.

   As a result of these and other contracts, World Airways had an overall contract backlog at June 30, 1996 of $532.6 million. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 52% of the backlog (including a majority of the backlog beginning in 1997) relates to the multi-year contracts with Malaysian Airlines. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on World Airways' financial condition and results of operations.

Seasonality

   Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. World Airways experiences higher levels of utilization in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1996, World Airways' flight operations associated with the Hadj pilgrimage occurred from March 22 to June 1. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. Fourth quarter utilization depends primarily on the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season.

   As discussed above, World Airways announced its decision to exit scheduled service operations by October 1996 to focus on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. World Airways believes that its year-round contracts with Malaysian Airlines, Philippine Airlines, and the U.S. Air Force should lessen the effect of these seasonal factors.

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

   The air transportation industry in general is affected by the price and availability of aviation fuel. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel has not had a significant impact on World Airways' operations in recent years. World Airways' exposure to fuel risk is limited because (i) under the terms of its basic contracts, the customer is responsible for providing fuel, (ii) under the terms of its full service contracts with the U.S. Government, World Airways is reimbursed for the cost of fuel it provides, and (iii) under its charter contracts, World Airways is reimbursed for fuel price increases in excess of 5% of the price agreed upon in the contract, subject to a 10% cap. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and the financial condition and results of operations of World Airways, in particular.

US Order
- - --------

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

   In August 1994, US Order sold its electronic banking and bill pay operations to Visa for approximately $15.0 million, the assumption of certain liabilities and the right to receive certain royalties during a 72 month period commencing January 1, 1995. In addition, Visa designated US Order as a "preferred provider" through the 72-month royalty period and, as such, will make its member banks aware that US Order can provide certain of its interactive applications, customer support services and smart telephones to Visa member banks. In January 1995, US Order entered into a strategic alliance with a leading manufacturer of Caller ID units, Colonial Data, to jointly develop and distribute US Order's next generation of smart telephones to the telecommunications industry. US Order expects to begin shipping its next generation smart telephones during the third quarter of 1996. This next generation smart telephone is sold under the brand name "Intelifone" in the retail and paging channels and as the Telesmart 4000/TM/ in the telecommunications channel.

   On October 19, 1995, US Order completed a transaction to acquire a 40% equity interest in Home Financial Network, Inc. ("HomeNet"), a newly formed, development stage personal computer company that plans to develop and deliver electronic financial products and services for consumers. At closing, US Order exchanged 296,746 shares of its common stock, valued at approximately $5.0 million, for 40% of HomeNet. US Order believes that its investment in HomeNet will complement its home banking strategy by adding a personal computer based application to the current smart telephone and touch-tone applications that it offers. US Order expects HomeNet to incur operating losses at least through 1996 of which US Order will record its proportionate share.

   To date, US Order has generated limited revenue.   As a result of its new
strategic relationships in the home banking and smart telephone markets, US Order will generate revenue by selling its home banking products and smart telephones, as well as by generating monthly fees for providing ongoing services, including interactive applications and customer support services. Revenue from product sales will be dependent on the success of US Order's two largest strategic partners, Visa InterActive and Colonial Data, in marketing and selling the products in the banking and smart telephone channels. In addition, US Order has the right to receive on a quarterly basis from Visa $0.666 per month per active bill pay customer that uses the Visa Bill-Pay System through December 31, 2000. This payment from Visa is subject to certain limitations, including a reduction in the royalty payment for each quarter beginning January 1, 1995 through December 31, 1997 by an offset amount (the "Visa Offset"). The Visa Offset, initially set at $0.07 million per quarter, accumulates quarterly up to an aggregate of $0.9 million. US Order has not received any revenue from these Visa royalty payments through June 30, 1996 and does not expect to receive any revenue from these payments, after application of the Visa Offset, through at least the remainder of 1996.

   On August 5, 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data will be merged with and into a new public company expected to be named TriTech Corporation ("TriTech"). Under the terms of the Agreement, upon consummation of the Merger, each outstanding share of common stock of US Order, $.001 par value, will be converted into one share of common stock of TriTech, and each outstanding share of common stock of Colonial Data, $.01 par value, will be converted into one share of TriTech Common Stock.

   The Boards of Directors of US Order and Colonial Data have agreed to recommend approval of the Merger to their respective stockholders. The obligations of US Order and Colonial Data to consummate the Merger are subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the Merger by the stockholders of US Order and Colonial Data.

RESULTS OF OPERATIONS

World Airways
- - -------------

   In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 resulting in a loss of approximately $28.5 million (net of income tax effect) which was recognized in the second quarter of 1996 (see Recent Trends and Developments - Discontinuation of Scheduled Service Operations). Prior period results of operations have been restated to reflect the scheduled service operations as discontinued operations.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

   Total block hours increased 3,594 hours, or 35%, to 13,907 hours in the second quarter of 1996 from 10,313 hours in the comparable 1995 period, with an average of 14.9 available aircraft per day in 1996 compared to 11.1 in 1995. Average daily utilization (block hours flown per day per aircraft) was 10.2 hours in each period. In the second quarter of 1996, basic contracts accounted for 80% of total block hours, down from 86% in 1995 as a result of scheduled service operations.

Continuing Operations
- - ---------------------

   Block hours from continuing operations increased 1,859 hours, or 18%, to 12,172 hours in the second quarter of 1996 from 10,313 hours in the comparable 1995 period.

   Operating Revenues.  Revenues from flight operations increased $11.5 million,
   ------------------
or 17%, to $80.4 million in the second quarter of 1996 from $68.9 million in 1995. This increase was primarily attributable to an increase in revenues generated from the multi-year contracts with Malaysian Airlines. In addition, World Airways realized an increase in revenues generated from its 1996 Hadj operations and services to certain international carriers. These increases were partially offset by a decrease in cargo revenue primarily due to downtime associated with the scheduled maintenance of one aircraft in the second quarter of 1996.

   Operating Expenses.  Total operating expenses increased $8.0 million, or 13%,
   ------------------
in the second quarter of 1996 to $71.3 million from $63.3 million in 1995.

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Despite increased crew costs associated with the increase in block hours flown, flight operations expenses decreased $1.0 million, or 6%, in 1996 to $15.0 million from $16.0 million in 1995. In 1995, World Airways accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual is necessary in 1996 as a result of anticipated losses from the discontinuation of scheduled service operations. In addition, World Airways reversed its estimated profit sharing expense which had been recorded in the first quarter of 1996.

   Maintenance expenses increased $3.4 million, or 27%, in 1996 to $16.0 million from $12.6 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown.

   Aircraft costs increased $3.5 million, or 18%, in 1996 to $22.8 million from $19.3 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the fourth quarter of 1995 and the first quarter of 1996, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

   Fuel expenses decreased $0.3 million, or 10%, in 1996 to $2.6 million from $2.9 million in 1995. This decrease is due primarily from a decrease in full service block hours partially offset by a slight increase in price per gallon.

   Promotions, sales and commissions were $0.7 million in the second quarter of 1996 compared to a relatively insignificant amount in 1995. This increase resulted primarily from an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

   Depreciation and amortization increased $0.2 million, or 12%, in 1996 to $1.9 million from $1.7 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain aircraft integration costs and other deferred costs.

   General and administrative expenses increased $1.3 million, or 32% in 1996 to $5.4 million from $4.1 million in 1995. This increase was primarily due to the hiring of additional administrative personnel and an increase in certain legal and professional fees.

Discontinued Operations
- - -----------------------

   In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. As a result, World Airways' scheduled service operations have been reflected as discontinued operations in the accompanying June 30, 1996, condensed financial statements. Loss from discontinued operations (net of income tax effect) approximated $7.5 million for the quarter ended June 30, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996, which includes the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing three DC-10 aircraft which will not be utilized in World Airways' operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. Other than the leased aircraft utilized in scheduled service operations, World Airways does not have any significant assets related to its discontinued operations. World Airways expects to meet all cash requirements of this phase-out period during the third and fourth quarters of 1996 and expects to satisfy these obligations with income generated from its continuing operations and financings consummated to date. Prior period results of operations have been restated to reflect scheduled service operations as discontinued operations.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

   Total block hours increased 7,316 hours, or 42%, to 24,541 hours in the first six months of 1996 from 17,225 hours in the comparable 1995 period, with an average of 13.3 available aircraft per day in 1996 compared to 9.7 in 1995. Average daily utilization (block hours flown per day per aircraft) increased to
10.2 hours in 1996 from 9.8 hours in 1995. In the first six months of 1996, basic contracts accounted for 74% of total block hours, down from 82% in 1995 as a result of increased scheduled service operations.

Continuing Operations
- - ---------------------

   Block hours from continuing operations increased 4,782 hours, or 28%, to 22,007 hours in the first six months of 1996 from 17,225 hours in the comparable 1995 period.

   Operating Revenues.  Revenues from flight operations increased $36.5 million,
   ------------------
or 34%, to $144.8 million in the first six months of 1996 from $108.3 million in 1995. This increase was primarily attributable to an increase in military flying and an increase in revenues generated from the multi-year contracts with Malaysian Airlines. In addition, World Airways realized an increase in revenues generated from its 1996 Hadj operations and services to certain international carriers.

   Operating Expenses.  Total operating expenses increased $33.3 million, or
   ------------------
31%, in the first six months of 1996 to $140.1 million from $106.8 million in 1995.

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $6.4 million, or 22%, in 1996 to $35.3 million from $28.9 million in 1995. This increase resulted primarily from an increase in block hours flown and higher crew costs and up-front training expenses in connection with the integration of additional aircraft into the fleet after June 30, 1995. These increases were partially offset by a decrease in accrued profit sharing expenses. In 1995, World Airways accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual is necessary in 1996 as a result of anticipated losses from the discontinuation of scheduled service operations.

   Maintenance expenses increased $9.9 million, or 48%, in 1996 to $30.5 million from $20.6 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown.

   Aircraft costs increased $8.6 million, or 26%, in 1996 to $41.5 million from $32.9 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the second and fourth quarters of 1995 and the first quarter of 1996, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

   Fuel expenses increased $2.2 million, or 37%, in 1996 to $8.1 million from $5.9 million in 1995. This increase is due primarily to an increase in fuel utilized in connection with its military operations.

   Promotions, sales and commissions were $1.7 million in the first six months of 1996 compared to a relatively insignificant amount in 1995. This increase resulted primarily from an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

   Depreciation and amortization increased $1.3 million, or 50%, in 1996 to $3.9 million from $2.6 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain aircraft integration costs and other deferred costs.

   General and administrative expenses increased $2.6 million, or 31%, in 1996 to $11.1 million from $8.5 million in 1995. This increase was primarily due to the hiring of additional administrative personnel necessary to support the growth in World Airways' core business and an increase in certain legal and professional fees.

Discontinued Operations
- - -----------------------

   In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. As a result, World Airways' scheduled service operations have been reflected as discontinued operations in the accompanying June 30, 1996, condensed financial statements. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the six months ended June 30, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996, which includes the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing three DC-10 aircraft which will not be utilized in World Airways' operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. Other than the leased aircraft utilized in scheduled service operations, World Airways does not have any significant assets related to its discontinued operations. World Airways expects to meet all cash requirements of this phase-out period during the third and fourth quarters of 1996 and expects to satisfy these obligations with income generated from its continuing operations and financings consummated to date. Prior period results of operations have been restated to reflect scheduled service operations as discontinued operations.

US Order
- - --------

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

   Operating Revenue.  US Order's second quarter revenues decreased by $0.4
   -----------------
million from $0.9 million in 1995 to $0.5 million for the same period in 1996. Product revenues decreased by $0.4 million between periods, from $0.5 million in the second quarter of 1995 to $0.1 million for the same period in 1996. The decrease in product revenues was primarily due to US Order not shipping any of its next generation smart telephones, the Intelifone or the Telesmart 4000/TM/, during the second quarter of 1996. US Order expects to begin shipping its next generation smart telephones during the third quarter of 1996. The product revenues generated in the second quarter of 1995 were from the sale of US Order's previous generation PhonePlus/TM/ smart telephones. Service fees revenue for the second quarter of 1996 totaled $0.5 million compared to $0.4 million in the same period in 1995, an increase of $0.1 million. Service fees revenue were generated primarily from two sources: customer support services and monthly service fees. US Order's customer support services revenue totaled $0.3 million for the second quarter of 1996, an increase of $0.2 million over the same period in 1995. These customer support services were remarketed by Visa Interactive to Visa member banks under US Order's reseller agreement with Visa Interactive. Monthly service fees totaled $0.1 million for the second quarter of 1996 as compared to $0.2 million for the same period in 1995. These service fee revenues are from customers who use US Order's smart telephones and interactive applications, and the decrease of $0.1 million was primarily due to US Order's continuing efforts to convert these customers to Visa member banks.

   Cost of Revenue.  US Order's second quarter cost of revenue decreased by $0.5
   ---------------
million from $0.8 million in 1995 to $0.3 million for the same period in 1996. Product cost of revenue decreased by $0.4 million between periods, from $0.5 million in the second quarter of 1995 to $0.1 million for the same period in 1996. This decrease is primarily due to a decrease in sales of US Order's smart telephones resulting from the transition from primarily selling US Order's PhonePlus/TM/ smart telephone to selling its next generation smart telephone, which US Order expects to begin shipping during the third quarter of 1996. US Order's second quarter service cost of revenue remained relatively unchanged between periods. Service cost of revenue related to generating monthly fee revenues decreased $0.1 million, offsetting a $0.1 million increase in costs related to providing customer support services to Visa, Visa member banks and third parties. The service cost of revenues related to monthly service fees decreased between periods due to the full depreciation in the fourth quarter of 1995 of the smart telephones utilized to generate monthly fee revenues and due to the continuing conversion of customers utilizing smart telephones to Visa member banks. The increase in cost of revenue related to customer service was a direct result of increased customer volume and revenue from this source. Furthermore, US Order expects its gross margin percentages to vary in future periods based upon the revenue mix between product sales and service revenues and based upon the composition of both service fee and product revenues earned during the period.

   Operating Expenses.  Research and development costs were $0.6 million in the
   ------------------
second quarter of 1996 as compared to $0.2 million for the same period in 1995. The increase of $0.4 million was largely attributable to developing, designing and testing both US Order's home banking connectivity products and support services and US Order's next generation smart telephone and its associated interactive services. US Order has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of US Order in the future.

   General and administrative expenses were $2.7 million for the second quarter of 1996 as compared to $1.2 million in the second quarter of 1995. The increase of $1.5 million was a result of US Order's hiring of additional staff and an increase in costs associated with upgrading systems and operations in anticipation of the potential of increased business later in 1996 resulting from its alliances with its strategic partners, particularly related to the March 1996 Microsoft and Visa InterActive bill pay agreement, as well as from other markets for US Order's smart telephone and home banking products and services. US Order expects that general and administrative expenses will continue to increase throughout 1996 as US Order develops the infrastructure to handle increased business.

   Advertising and promotion expenses had a nominal increase between 1995 and 1996. During the second half of 1996, US Order expects to begin selling its Intelifone smart telephone directly to retail stores and outlets and to paging companies. US Order expects its advertising and promotion expenses to increase substantially from the minimal expenditures incurred during the second quarter (and first six months) of 1996 and during the fiscal year ended December 31, 1995 with the entrance of its next generation smart telephone into these retail channels. US Order, however, does not expect its advertising and promotion expenses to increase, on a per customer basis, to the levels experienced during 1993 or 1994.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

   Operating Revenue.  US Order's revenues for the first six months of 1996
   -----------------
increased by $0.2 million from $1.7 million in 1995 to $1.9 million for the same period in 1996. Product revenues remained relatively consistent between 1995 and 1996. Product revenues from home banking connectivity products also remained relatively unchanged between periods. The decrease in smart telephone product revenues between periods resulted primarily from the transition from primarily selling US Order's PhonePlus smart telephone to selling its next generation smart telephone, which US Order expects to begin shipping during the third quarter of 1996. Service fees revenue for the first six months of 1996 totaled $1.0 million compared to $0.9 million in the same period in 1995, an increase of $0.1 million. Service fees revenue were generated primarily from two sources: (1) customer support services and (2) monthly service fees. US Order's customer support services revenue totaled $0.7 million for the first six months of 1996, an increase of $0.4 million over the same period in 1995. These customer support services were remarketed by Visa Interactive to Visa member banks under US Order's reseller agreement with Visa Interactive. Monthly service fees totaled $0.3 million for the first six months of 1996 as compared to $0.5 million for the same period in 1995. These service fee revenues are from customers who use US Order's smart telephones and interactive applications, and the decrease of $0.2 million was primarily due to US Order's continuing efforts to convert these customers to Visa member banks.

   Cost of Revenue.  US Order's first six months cost of revenue decreased by
   ---------------
$0.1 million, from $1.4 million in 1995 to $1.3 million for the same period in 1996. Product cost of revenue decreased by $0.1 million between periods, from $0.8 million in the first six months of 1995 to $0.7 million for the same period in 1996. This decrease is primarily due to the composition of home banking product sales between hardware and software licensing and a decrease in the sale of US Order's smart telephones between periods. The decrease in smart telephone product sales resulted from the transition from primarily selling US Order's PhonePlus/TM/ smart telephone product sales to selling its next generation smart telephone. Service cost of revenues remained relatively unchanged between 1995 and 1996. Service cost of revenues related to generating monthly fee revenues decreased $0.3 million between periods, offsetting a $0.3 million increase in costs related to providing customer support services to Visa, Visa member banks and third parties. The service cost of revenues related to monthly service fees decreased between periods due to the full depreciation in the fourth quarter of 1995 of the smart telephones utilized to generate monthly fee revenues and due to the continuing conversion of customers utilizing smart telephones to Visa member banks. The increase in cost of revenue related to customer service was a direct result of increased customer volume and revenue from this source. Furthermore, US Order expects its gross margin percentages to vary in future periods based upon the revenue mix between product sales and service revenues and based upon the composition of both service fee and product revenues earned during the period.

   Operating Expenses.  Research and development costs were $1.2 million in the
   ------------------
first six months of 1996 as compared to $0.5 million for the same period in 1995. The increase of $0.7 million was largely attributable to developing, designing and testing both US Order's home banking connectivity products and US Order's fourth generation smart telephone and its associated interactive services. US Order has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of US Order in the future.

   General and administrative expenses were $4.5 million for the first six months of 1996 as compared to $2.2 million in the same period in 1995. The increase of $2.3 million was a result of US Order's hiring of additional staff and an increase in costs associated with upgrading systems and operations in anticipation of the potential of increased business later in 1996 resulting from its alliances with its strategic partners, particularly the March 1996 Microsoft and Visa InterActive bill pay agreement, as well as from other markets for US Order's smart telephone and home banking products and services. US Order expects that general and administrative expenses will continue to increase throughout 1996 and in the future to develop the infrastructure to handle increased business.

   Advertising and promotion expenses were nominal in 1995 and 1996. During the second half of 1996, US Order expects to begin selling its Intelifone smart telephone directly to retail stores and outlets and to paging companies. US Order expects its advertising and promotion expenses to increase substantially from the minimal expenditures incurred during the first six months of 1996 and during the fiscal year ended December 31, 1995 with the entrance of the its next generation smart telephone into these retail channels. US Order, however, does not expect its advertising and promotion expenses to increase, on a per customer basis, to the levels experienced during 1993 or 1994.

Other Income (Expense)
- - ----------------------

   Interest income increased $0.6 million and $1.5 million for the quarter and six months ended June 30, 1996, respectively, from the comparable periods in 1995. These increases resulted primarily from an increase in cash and investments balances.

   In addition, US Order recorded equity in loss of affiliate of $0.5 million and $0.9 million in the second quarter and first six months of 1996, respectively, due to the recording its proportionate share of losses of HomeNet and the amortization of the excess of the purchase price over US Order's share of the equity in net assets of HomeNet, following US Order's investment in HomeNet in October 1995. US Order expects HomeNet's operating losses to continue through the remainder of 1996.

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

   While World Airways was profitable each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. During the first six months of 1996, World Airways reported a net loss of $21.9 million, which resulted from operating losses incurred in its scheduled service operations and the related estimated loss on disposal. Earnings from continuing operations were $10.8 million for the first six months ended June 30, 1996. While World Airways expects its continuing operations to remain profitable, there can be no assurance that it will be able to maintain this profitability for the remainder of 1996 and future years.

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

Cash Flows from Operating Activities

   Operating activities used $11.0 million in cash for the six months ended June 30, 1996 compared to providing $4.1 million of cash in the comparable period in 1995. This decrease in cash in 1996 resulted primarily from an increase in losses from discontinued operations and an increase in accounts receivable, partially offset by an increase in accounts payable during 1996. In addition, the Company recorded gain of $48.9 million associated with US Order's public offering in June 1995.

Cash Flows from Investing Activities

   Investing activities used $4.7 million in cash for the six months ended June 30, 1996 compared to using $10.2 million in the comparable period in 1995. This decrease in cash used resulted primarily from the purchase of rotable spare parts required for the integration of two MD-11 aircraft and incremental DC-10 aircraft in 1995, as compared to the acquisition of engines and spare parts which were financed in 1996.

Cash Flows from Financing Activities

   Financing activities provided $1.1 million in cash for the six months ended June 30, 1996 compared to $55.7 million in the comparable period in 1995. In 1995, the Company received $60.5 million from the sale of US Order's common stock and made net repayments of $5.1 million on its borrowings. In 1996, the Company increased its net borrowings by $0.9 million.

Capital Commitments

World Airways
- - -------------

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

   World Airways maintains six long-term DC10-30 aircraft leases with terms expiring in 1998, 2003, and two each in 1997 and 1999. As a result of World Airways' decision to discontinue scheduled service operations, World Airways is actively seeking to sublease three of its DC-10 aircraft to other carriers.

   As of June 30, 1996, annual minimum payments required under World Airways' aircraft and lease obligations totaled $46.8 million for the remainder of 1996, including the two MD-11ER aircraft and the two DC10-30 aircraft leased in March 1996.

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

   As discussed above, World Airways signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, World Airways received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of June 30, 1996, approximately $3.3 million had been received. In January 1996, World Airways agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

   World Airways' fixed assets increased approximately $15.2 million during 1996. The majority of this amount relates to assets which were financed. World Airways anticipates that its total capital expenditures in 1996, which include the two spare engines, will approximate $28.0 million. As discussed above, World Airways will receive approximately $22.6 million in financing, of which $6.5 million was received during the first six months of 1996. The remaining balance will be funded from its operating cash flow and available cash balances. In March 1996, the Credit Agreement was amended to increase the limit on capital expenditures by World Airways to no more than $35.0 million and $25.0 million in 1996 and 1997, respectively.

   As of June 30, 1996, World Airways held approximately $2.7 million (at book value) of aircraft spare parts currently available for sale.

US Order
- - --------

   In October 1995, US Order entered into a facilities operating lease for 30,000 additional square feet of office space which will be used in addition to its current office space. The lease covers a 53-month period commencing July 1996 with aggregate minimum lease payments equal to approximately $2.7 million. In May 1996, US Order entered into a facilities operating lease for additional office space. The lease covers a 54-month period commencing

August 1996 with aggregate minimum lease payments equal to approximately $0.5 million.

   In November 1995, US Order committed to purchase from Standard Telecommunication Ltd. 30,000 Telesmart 4000/TM/ smart telephones for a total of approximately $3.3 million, for delivery during 1996. US Order took delivery of the first Telesmart 4000/TM/ smart telephones in the first six months of 1996, and the remaining commitment was approximately $3.1 million as of June 30, 1996. The entire obligation is secured by a cash collateralized letter of credit. US Order had no other material commitments for capital expenditures nor does it anticipate a significant change in the current level of its capital expenditures.

    In March 1996, US Order and Colonial Data entered into an agreement, whereby Colonial Data has the option to purchase any or all of the above mentioned 30,000 Telesmart 4000/TM/ smart telephones at US Order's fully landed cost. Colonial Data then may sell or lease these smart telephones to customers at a sale or lease price determined by Colonial Data. For all of these smart telephones sold or leased by Colonial Data, Colonial Data will pay US Order a product royalty equal to 50% of the margin on the sale or lease of the smart telephone. If US Order sells or leases any of these 30,000 Telesmart 4000/TM/ smart telephones to a party other than Colonial Data, it has agreed to pay Colonial Data a product royalty equal to 50% of the margin on the sale or lease of the smart telephone. US Order did not receive any royalties from, or pay any royalties to, Colonial Data for Telesmart 4000/TM/ smart telephone sales to other parties during the six months ended June 30, 1996.

   US Order's primary needs for cash in the future are for investments in product development, working capital, the financing of operating losses, strategic ventures, potential acquisitions such as the pending merger with Colonial Data, capital expenditures and the upgrade of its systems and operations in order to support the Visa InterActive and Microsoft bill payment alliance. In order to meet its needs for cash over the next twelve months, US Order may utilize proceeds from its 1995 initial public offering and, to the extent available, gross margins generated from the sale of its products and services. Additionally, US Order will utilize funds it expects to generate from asset sales, including approximately $0.3 million of earlier generation smart telephones (which it sells to third parties for use as point of sale terminals) and from its approximately $2.5 million advertising credit, which was received as partial consideration for certain shares of Series C convertible preferred stock in 1993, subject to certain restrictions regarding its usage.

WorldCorp
- - ---------

   WorldCorp is highly leveraged, and therefore requires substantial funds to cover debt service. As a holding Company, all of WorldCorp's funds are generated through its subsidiaries, neither of which has paid dividends since 1992. Additionally, WorldCorp, which owns a majority position in World Airways' and US Order's common stock, is subject to the provisions of two indentures expiring in 1997 and 2004, respectively, under which it is obligated to cause the companies not to pay dividends under certain circumstances. Of the $59.9 million in cash and cash equivalents at June 30, 1996, approximately $39.5 million is held by World Airways and US Order and, therefore, is not available to satisfy WorldCorp's obligations. As of June 30, 1996, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $4.2 million and $33.4 million for the remainder of 1996 and 1997, respectively.

   The Company believes that the combination of the financings consummated to date, the availability of additional financings, and sales of securities of World Airways and/or US Order will be sufficient to allow the Company to meet its operating and capital requirements for the next twelve months.

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

   Effective June 30, 1996, World Airways amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.5 million spare parts loan (of which $5.6 million was outstanding at June 30, 1996), an $8.0 million revolving line of credit, and a new $5.0 million term loan. The $5.0 million term loan was received in August 1996. This amended Credit Agreement, which expires in 1999, is collateralized by certain receivables, inventory, and equipment. As of June 30, 1996, the revolving line of credit was fully utilized.

   Under the terms of the amended Credit Agreement, World Airways is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases), (ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends World Airways' cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1996 and 1997 of more than $35.0 million and $25.0 million, respectively, or in any subsequent year of more than $15.0 million. World Airways must also maintain a
certain quarterly net worth and net income (loss) requirements.   As of June 30,
1996, World Airways was in compliance with these amended covenants. No assurances can be given, however, that World Airways will continue to meet these covenants or, if necessary, obtain the required waivers.

   In September 1995 World Airways entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. World Airways paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a 40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999. In addition, World Airways purchased an additional spare engine which was delivered in March 1996. The engine cost approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. World Airways made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively. In January 1996, World Airways agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% if its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

   In May 1996, US Order entered into two credit agreements with the same bank that provide for borrowings up to $5.0 million. As of June 30, 1996, US Order had no borrowings against either of these two credit lines, but had committed $3.3 million of these credit lines through the issuance of a letter of credit to STL for the purchase of its next generation smart telephone.

RECENT TRENDS AND DEVELOPMENTS

World Airways
- - -------------

   Discontinuation of Scheduled Service Operations.  In May 1996, World Airways
   -----------------------------------------------
commenced scheduled charter operations between the United States and Germany, Switzerland, Ireland, and the United Kingdom. For its scheduled service operations, World Airways commenced service between Tel Aviv and New York in July 1995 and commenced service between the U.S. and South Africa in June 1996. However, World Airways was unable to operate these markets profitably.

   Based on disappointing results from these operations and a decision to refocus its strategic direction on its core business, World Airways announced in July 1996 its decision to exit its scheduled service operations by October 1996. This decision resulted in a loss of approximately $28.5 million (net of income tax effect) which was recognized in the second quarter of 1996. This amount includes an operating loss of approximately $7.5 million relating to second quarter operations and a $21.0 million charge (net of income tax effect) which includes the following: estimated operating losses during the phase-out period; lease costs on unutilized aircraft; passenger reprotection expenses; and the writeoff of certain leasehold improvements. As a result of this decision, World Airways will reduce its fixed overhead costs, primarily through the elimination of costs related to discontinued operations. World Airways expects to meet all cash requirements of this phase-out period during the third and fourth quarters of 1996 and expects to satisfy these obligations with income generated from its continuing operations and financings consummated to date.

   As indicated above, World Airways has shifted its strategic direction and will focus its energies on its core business: operating aircraft under contracts with international carriers, the U.S. government, and international tour operators. From these continuing operations, World Airways reported $10.8 million in earnings for the six months ended June 30, 1996. While World Airways maintains a contract backlog of $532.6 million as of that date and expects that its core business will remain profitable, no assurances can be given that it will be able to maintain profitability within its continuing operations.

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

   World Airways' maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties, which guarantees and warranties began to expire in 1995 and will fully expire by 1998. Therefore, World Airways expects that maintenance expense will increase as these guarantees and warranties expire.

   US Order.  In August 1996, US Order and Colonial Data entered into an
   --------
Agreement and plan of Merger pursuant to which US Order and Colonial Data will be merged with and into a new public company expected to be named TriTech Corporation ("TriTech"). Under the terms of the Agreement, upon consummation of the Merger, each outstanding share of common stock of US Order, $.001 par value, will be converted into one share of common stock of TriTech, and each outstanding share of common stock of Colonial Data, $.01 par value, will be converted into one share of TriTech Common Stock.

   The Boards of Directors of US Order and Colonial Data have agreed to recommend approval of the Merger to their respective stockholders. The obligations of US Order and Colonial Data to consummate the Merger are subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the Merger by the stockholders of US Order and Colonial Data. Upon completion of this agreement, WorldCorp will have a beneficial ownership of approximately 29.0% of TriTech.

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

Employees

   World Airways cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998.

   World Airways' flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992. In June 1996, World Airways signed a new four year labor agreement with the Teamsters which provides for pay increases for the flight attendants and work rule flexibility and lengthened duty time rules for World Airways. The agreement is currently awaiting ratification by the flight attendants. No assurance can be given, however, that the flight attendants will ratify the agreement. In the event that the agreement is not ratified, the inability to reach an agreement upon terms favorable to World Airways could have a material adverse effect on World Airways. World Airways' flight attendants continue to challenge the use of foreign flight attendant crews on World Airways' flights for Malaysian Airlines and Garuda Indonesia which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While World Airways intends to contest this matter vigorously in an upcoming arbitration, an unfavorable ruling for World Airways could have a material adverse effect on World Airways.

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

Dividend Policy

   WorldCorp has never paid any cash dividends and does not plan to do so in the foreseeable future. WorldCorp, which owns a majority position in World Airways' and US Order's common stock, is subject to the provisions of two indentures expiring in 1997 and 2004, respectively, under which it is obligated to cause the companies not to pay dividends under certain circumstances. Under the indenture terminating in 2004, WorldCorp has agreed to cause the companies not to pay dividends if at the time WorldCorp is in default under such indenture. Further, under the indenture terminating in 1997, WorldCorp has agreed to cause the companies not to pay dividends unless WorldCorp has a positive adjusted net worth (as defined therein). As of June 30, 1996, WorldCorp's adjusted net worth was negative and under the indenture terminating in 1997 WorldCorp is therefore obligated to cause the companies not to pay dividends.

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

   In addition, World Airways, which does not file a consolidated income tax return with the Company, had a valuation allowance for deferred tax assets as of December 31, 1995 of $39.5 million. World Airways' estimate of the required valuation allowance is based on a number of factors, including historical operating results. World Airways generated net earnings for the year ended 1995 as compared to losses in both 1994 and 1993. World Airways will continue to assess the appropriateness of the valuation allowance based on future operations. A portion of World Airways' NOLs are subject to an annual limitation as a result of a previous ownership change, for tax purposes, which occurred in 1991.

Inflation

   The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

(a)  Exhibits
     --------

     Exhibit
       No.                                      Exhibit
     -------        ---------------------------------------------------------------------

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

     10.14          Office Lease - The Hallmark Building dated                                               Incorporated
                    as of May 16, 1987 between WorldCorp, Inc. and GT Renaissance                            by reference
                    Centre Limited Partnership.  (Filed as Exhibit 10.36 to WorldCorp, Inc.'s
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

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

     10.20          WorldCorp, Inc. Employee Savings and Stock Ownership Plan.  (Filed as                    Incorporated
                    Exhibit 10.49 to WorldCorp, Inc.'s Annual Report on Form 10-K for the                    by reference
                    fiscal year ended December 31, 1989 and incorporated herein by reference.)


     10.21          Amendment No. 1 to WorldCorp Inc. Employee Savings and Stock Ownership Plan.              Incorporated
                    (Filed as Exhibit 10.50 to WorldCorp, Inc.'s Annual Report on Form 10-K for               by reference
                    the fiscal year ended December 31, 1989 and incorporated herein by reference.)


     10.27          Aircraft Warranty Bill of Sale dated as of January 15, 1991 between World                Incorporated
                    Airways, Inc. and First Security Bank of Utah, N.A., not in its individual               by reference
                    capacity, but solely as Owner Trustee.  (Filed as Exhibit 10.46 to WorldCorp,
                    Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.)


     10.28          Aircraft Lease Agreement dated as of January 15, 1991 between World Airways,             Incorporated
                    Inc. and First Security Bank of Utah, N.A.,  not in its individual capacity,             by reference
                    but solely as Owner Trustee.  (Filed as Exhibit 10.47 to WorldCorp, Inc.'s
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.)

     10.29          Loan and Security Agreement dated as of February 26, 1992 between WorldCorp,             Incorporated
                    Inc. and US Order Incorporated. (Filed as Exhibit 10.38 to WorldCorp, Inc.'s             by reference
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)


     10.30          Aircraft Lease Agreement I dated as of February 12, 1992 between McDonnell               Incorporated
                    Douglas Finance Corporation and World Airways, Inc. (Filed as Exhibit 10.39              by reference
                    to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1991 and incorporated herein by reference.)

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

     10.32          Aircraft Engine Purchase Agreement dated as of April 26, 1991                            Incorporated
                    between Terandon Leasing Corporation and World Airways, Inc.  (Filed as                  by reference
                    Exhibit 10.41 to WorldCorp, Inc.'s Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1991 and incorporated herein by reference.)

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

     11             Statement on Calculation of Earnings (Loss) Per Common Share.                            Filed Herewith

     27             Financial Data Schedule for quarter ended June 30, 1996                                  Filed Herewith

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



Date:  August 14, 1996