Form 10-Q
period 1996-09-30
WORLDCORP INC
filed 1996-11-14
CIK 811664

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



   For the Quarter ended:  September 30, 1996   Commission File Number 1-5351



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

The number of shares of the registrant's Common Stock outstanding on November 8, 1996 was 15,616,920.



================================================================================

                                WORLDCORP, INC.

                  SEPTEMBER 1996, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets, September 30,
       1996 and December 31, 1995....................................         3

       Condensed Consolidated Statements of Operations,
       Three Months Ended September 30, 1996 and 1995................         5

       Condensed Consolidated Statements of Operations,
       Nine Months Ended September 30, 1996 and 1995.................         7

       Condensed Consolidated Statement of Changes in Common
       Stockholders' Deficit, Nine months ended September 30, 1996...         9

       Condensed Consolidated Statements of Cash Flows,
       Nine months ended September 30, 1996 and 1995.................        10

       Notes to Condensed Consolidated Financial Statements..........        11

       Exhibit 11, Calculations of Earnings (Loss) Per Common Share..        15

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................        17



PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.........................        35

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                           (unaudited)
                                                           September 30,  December 31,
                                                               1996           1995
                                                           -------------  -------------
CURRENT ASSETS
 Cash and cash equivalents, including restricted
  cash of $15,759 at September 30, 1996 and $625
  at December 31, 1995                                          $ 53,783      $ 74,443

 Restricted short-term investments                                 4,886         4,218

 Trade accounts receivable, less allowance for doubtful
  accounts of $449 at September 30, 1996 and $322
  at December 31, 1995                                            23,654        15,457

 Other receivables                                                 4,616         4,438

 Prepaid expenses and other current assets                         6,381        11,668

 Assets held for sale                                                700           700
                                                                --------      --------

  Total current assets                                            94,020       110,924
                                                                --------      --------

ASSETS HELD FOR SALE                                               2,048         2,383

EQUIPMENT AND PROPERTY
 Flight and other equipment                                       81,206        60,794
 Equipment under capital leases                                   11,686        11,734
                                                                --------      --------
                                                                  92,892        72,528
 Less accumulated depreciation and amortization                   22,431        17,878
                                                                --------      --------

  Net equipment and property                                      70,461        54,650
                                                                --------      --------

LONG-TERM OPERATING DEPOSITS                                      16,161        16,157

OTHER ASSETS AND DEFERRED CHARGES, NET                            13,459        15,384

INTANGIBLE ASSETS, NET                                             2,487         2,591
                                                                --------      --------

  TOTAL ASSETS                                                  $198,636      $202,089
                                                                ========      ========

                                                                     (continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (continued)
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (in thousands except share data)

                                                                 (unaudited)
                                                                September 30,   December 31,
                                                                     1996           1995
                                                                --------------  -------------
CURRENT LIABILITIES
 Notes payable                                                      $  30,141       $  6,764
 Current maturities of long-term obligations                           11,096         10,822
 Deferred aircraft rent                                                   223            533
 Accounts payable                                                      25,513         17,363
 Net liabilities of discontinued operations                             9,419             --
 Unearned revenue                                                         188         10,421
 Air traffic liability                                                     --          2,332
 Accrued maintenance in excess of reserves paid                        18,451          8,919
 Accrued salaries and wages                                            10,952         10,804
 Accrued interest                                                       1,853          2,061
 Accrued taxes                                                          1,527          1,283
                                                                    ---------       --------
  Total current liabilities                                           109,363         71,302
                                                                    ---------       --------

LONG-TERM OBLIGATIONS, NET
 Subordinated convertible debt                                         65,000         65,000
 Subordinated notes, net                                                9,653         24,961
 Deferred aircraft rent, net of current portion                           974          1,143
 Equipment financing and other long-term obligations                   28,848         20,241
                                                                    ---------       --------
  Total long-term obligations, net                                    104,475        111,345
                                                                    ---------       --------

OTHER LIABILITIES
 Deferred gain from sale leaseback transactions, net of
  accumulated amortization of $18,835 as of September 30,
  1996 and $18,041 as of December 31, 1995                              6,516          7,310
 Accrued postretirement benefits                                        2,612          2,596
 Accrued maintenance in excess of reserves paid                         3,415          3,579
 Other                                                                  3,138          2,035
                                                                    ---------       --------
  Total other liabilities                                              15,681         15,520
                                                                    ---------       --------
  TOTAL LIABILITIES                                                   229,519        198,167
                                                                    ---------       --------

MINORITY INTEREST                                                      16,315         27,219

COMMON STOCKHOLDERS' DEFICIT
 Common stock, $1 par value, (60,000,000 shares authorized,
  16,608,005 shares issued and 16,545,420 shares outstanding at September 30, 1996 and 16,416,134 shares issued and
  16,353,549 shares outstanding at December 31, 1995)                  16,608         16,354
 Additional paid-in capital                                            43,900         42,210
 Deferred compensation                                                   (421)          (553)
 Unrealized loss on investments                                          (808)            --
 Accumulated deficit                                                 (105,240)       (79,598)
 ESOP guaranteed bank loan                                               (897)        (1,370)
 Treasury stock, at cost                                                 (340)          (340)
                                                                    ---------       --------
  TOTAL COMMON STOCKHOLDERS' DEFICIT                                  (47,198)       (23,297)
                                                                    ---------       --------

 COMMITMENTS AND CONTINGENCIES

  TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
   DEFICIT                                                          $ 198,636       $202,089
                                                                    =========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For The Three Months Ended September 30,
                        (in thousands except share data)
                                  (unaudited)

                                                                      1996       1995
                                                                    ---------  --------
OPERATING REVENUES
    World Airways                                                    $75,824   $69,394
    US Order                                                           1,064     1,208
                                                                     -------   -------
           Total operating revenues                                   76,888    70,602
                                                                     -------   -------

OPERATING EXPENSES
    World Airways:
       Flight                                                         16,911    20,835
       Maintenance                                                    13,855    10,678
       Aircraft costs                                                 18,982    17,766
       Fuel                                                            6,628     6,496
       Flight operations subcontracted to other carriers               4,809     1,323
       Promotions, sales and commissions                               2,176       777
       Depreciation and amortization                                   2,055     1,525
       General and administrative                                      6,692     4,710
                                                                     -------   -------
           Total operating expenses - World Airways                   72,108    64,110
                                                                     -------   -------
    US Order:
       Cost of revenue                                                   703       845
       Research and development                                          786       272
       In-process research and development from acquired company       4,914        --
       General and administrative                                      2,932     1,376
       Advertising and promotion                                         185        --
                                                                     -------   -------
           Total operating expenses - US Order                         9,520     2,493
                                                                     -------   -------
    WorldCorp:
       General and administrative                                        998     1,010
                                                                     -------   -------
           Total operating expenses                                   82,626    67,613
                                                                     -------   -------

OPERATING INCOME (LOSS)                                               (5,738)    2,989
                                                                     -------   -------

OTHER INCOME (EXPENSE)
    Interest expense                                                  (3,068)   (3,034)
    Interest income                                                      840     1,004
    Gain on issuances of equity by subsidiaries, net                   1,903        --
    Gain on sale of subsidiary's stock                                    --      (206)
    Other, net                                                          (520)       87
                                                                     -------   -------
           Total other income (expense)                                 (845)   (2,149)
                                                                     -------   -------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES AND MINORITY INTEREST                         (6,583)      840

INCOME TAX EXPENSE                                                      (180)     (197)
                                                                     -------   -------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
    BEFORE MINORITY INTEREST                                          (6,763)      643

MINORITY INTEREST                                                      2,616      (550)
                                                                     -------   -------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                            (4,147)       93

DISCONTINUED OPERATIONS
    Loss from discontinued operations (less applicable
           income tax benefit of $83 in 1996 and $80 in 1995)             --    (1,139)
    Income tax benefit from loss on disposal of
           discontinued operations                                       180        --
                                                                     -------   -------

BENEFIT (LOSS) FROM DISCONTINUED OPERATIONS
    BEFORE MINORITY INTEREST                                             180    (1,139)

MINORITY INTEREST                                                        (73)      227
                                                                     -------   -------

BENEFIT (LOSS) FROM DISCONTINUED OPERATIONS                              107      (912)
                                                                     -------   -------

NET LOSS                                                             $(4,040)  $  (819)
                                                                     =======   =======

                                                                     (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For The Three Months Ended September 30,
                                  (continued)
                                  (unaudited)


                                                    1996             1995
                                                  --------         -------

PRIMARY EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                            $     (0.24)    $      0.01
 Discontinued operations                                 0.01           (0.06)
                                                  -----------     -----------
 Net loss                                         $     (0.23)    $     (0.05)
                                                  ===========     ===========

PRIMARY WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING              17,214,199      17,404,924
                                                  ===========     ===========

FULLY DILUTED EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                            $         *     $         *
 Discontinued operations                                    *               *
                                                  -----------     -----------
 Net earnings (loss)                              $         *     $         *
                                                  ===========     ===========

FULLY DILUTED WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING                       *               *
                                                  ===========     ===========

*  Fully diluted earnings per share are anti-diltutive.


     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For The Nine Months Ended September 30,
                        (in thousands except share data)
                                  (unaudited)

                                                                      1996       1995
                                                                    ---------  ---------
OPERATING REVENUES
    World Airways                                                   $227,833   $185,709
    US Order                                                           2,938      2,900
                                                                    --------   --------
           Total operating revenues                                  230,771    188,609
                                                                    --------   --------

OPERATING EXPENSES
    World Airways:
       Flight                                                         52,186     49,728
       Maintenance                                                    44,348     31,265
       Aircraft costs                                                 60,434     50,623
       Fuel                                                           14,698     12,429
       Flight operations subcontracted to other carriers              12,822      8,676
       Promotions, sales and commissions                               3,864        846
       Depreciation and amortization                                   5,949      4,162
       General and administrative                                     17,870     13,173
                                                                    --------   --------
           Total operating expenses - World Airways                  212,171    170,902
                                                                    --------   --------
    US Order:
       Cost of revenue                                                 1,975      2,241
       Research and development                                        1,962        779
       In-process research and development from acquired company       4,914         --
       General and administrative                                      7,426      3,579
       Advertising and promotion                                         267          7
                                                                    --------   --------
           Total operating expenses - US Order                        16,544      6,606
                                                                    --------   --------
    WorldCorp:
       General and administrative                                      3,016      3,704
                                                                    --------   --------
           Total operating expenses                                  231,731    181,212
                                                                    --------   --------

OPERATING INCOME (LOSS)                                                 (960)     7,397
                                                                    --------   --------

OTHER INCOME (EXPENSE)
    Interest expense                                                  (8,878)    (9,430)
    Interest income                                                    2,807      1,559
    Gain on issuances of equity by subsidiaries, net                   1,729     29,004
    Gain on sale of subsidiary's stock                                    --     19,660
    Other, net                                                        (1,090)       885
                                                                    --------   --------
           Total other income (expense)                               (5,432)    41,678
                                                                    --------   --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES AND MINORITY INTEREST                         (6,392)    49,075

INCOME TAX EXPENSE                                                      (495)      (708)
                                                                    --------   --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
    BEFORE MINORITY INTEREST                                          (6,887)    48,367

MINORITY INTEREST                                                        529       (874)
                                                                    --------   --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                            (6,358)    47,493

DISCONTINUED OPERATIONS
    Loss from discontinued operations (less applicable
           income tax benefit of $83 in 1996 and $80 in 1995)        (11,720)    (2,254)
    Loss on disposal (less applicable income tax benefit
           of $412 in 1996)                                          (20,805)        --
                                                                    --------   --------

LOSS FROM DISCONTINUED OPERATIONS BEFORE
    MINORITY INTEREST                                                (32,525)    (2,254)

MINORITY INTEREST                                                     13,254        237
                                                                    --------   --------

LOSS FROM DISCONTINUED OPERATIONS                                    (19,271)    (2,017)
                                                                    --------   --------

NET EARNINGS (LOSS)                                                 $(25,629)  $ 45,476
                                                                    ========   ========

                                                                     (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For The Nine Months Ended September 30,
                                  (continued)
                                  (unaudited)



                                                         1996             1995
                                                     ------------     ------------

PRIMARY EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                               $     (0.39)     $      2.79
 Discontinued operations                                   (1.17)           (0.12)
                                                     -----------      -----------
 Net earnings (loss)                                 $     (1.56)     $      2.67
                                                     ===========      ===========

PRIMARY WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING                 16,447,127       17,046,247
                                                     ===========      ===========
FULLY DILUTED EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                               $         *      $      2.20
 Discontinued operations                                       *            (0.09)
                                                     -----------      -----------
 Net earnings (loss)                                 $         *      $      2.11
                                                     ===========      ===========

FULLY DILUTED WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING                          *       23,153,973
                                                     ===========      ===========

*  Fully diluted earnings per share are anti-dilutive.

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                  For The Nine Months Ended September 30, 1996
                        (in thousands except share data)
                                  (unaudited)



                                                                                               Employee
                                                                                             Stock Owner-                 Total
                                         Additional   Deferred   Unrealized                   ship Plan      Treasury    Common
                                 Common    Paid-in     Compen-     Loss on     Accumulated    Guaranteed     Stock,    Stockholders'
                                  Stock    Capital     sation    Investments     Deficit       Bank Loan     at cost       Deficit
                               -------  ----------  ---------  ------------  ------------  -------------  ---------   --------------


BALANCE AT
  DECEMBER 31, 1995            $16,354     $42,210     $(553)        $  --     $ (79,598)       $(1,370)     $(340)       $(23,297)

Exercise of 254,456 options
  and warrants                     254       1,245        --            --            --             --         --           1,499
Issuance of options and
  warrants                          --         347        --            --            --             --         --             347
Employee Stock Ownership Plan
  guaranteed bank loan              --          --        --            --            --            473         --             473
Amortization of deferred
  compensation                      --          98       132            --            --             --         --             230
Unrealized loss on investment       --          --        --          (808)           --             --         --            (808)
Other                               --          --        --            --           (13)            --         --             (13)
Net loss                            --          --        --            --       (25,629)            --         --         (25,629)
                               -------  ----------  --------   -----------   -----------   ------------   --------        --------

BALANCE AT
  September 30, 1996           $16,608     $43,900     $(421)        $(808)    $(105,240)       $  (897)     $(340)       $(47,198)
                               =======  ==========  ========   ===========   ===========   ============   ========        ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For The Nine Months Ended September 30,
                                 (in thousands)
                                  (unaudited)

                                                                1996       1995
                                                              ---------  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                    $ 74,443   $  8,160

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                            (25,629)    45,476
Adjustments to reconcile net earnings (loss) to cash
 provided (used) by operating activities:
 Depreciation and amortization                                   6,907      5,633
 Deferred gain recognition                                        (794)      (797)
 Gain on issuances of equity by subsidiaries, net               (1,729)   (29,004)
 Gain on sale of subsidiaries' stock                                --    (19,660)
 Minority interest in earnings (loss) of subsidiaries          (13,768)       637
 Gain on sale of equipment and property                           (504)      (303)
 Deferred compensation expense                                     230         --
 Equity income in investee of subsidiary                         1,431         --
 Issuance of warrants to a non-affiliate                           347         --
 Loss on disposal of discontinued operations                     7,641         --
 In-process research and development from acquired company       4,914         --
Other                                                              (13)     1,439
 Changes in certain assets and liabilities net of
  effects of non-cash transactions:
  Increase in accounts receivable                               (7,402)    (7,559)
  (Increase) decrease in restricted short-term investments        (668)        45
  Decrease in deposits, prepaid expenses and other assets        2,999      1,298
  Increase in accounts payable, accrued expenses
   and other liabilities                                        17,872     10,056
  (Decrease) increase in unearned revenue                      (10,233)     1,004
  (Decrease) increase in air traffic liability                    (192)     2,419
                                                              --------   --------
 Net cash (used) provided by operating activities              (18,591)    10,684
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                            (11,257)   (18,563)
Proceeds from disposal of equipment and property                 1,353      1,346
Purchase of investments                                             --       (382)
Purchase of business acquired, net                                 (78)        --
Proceeds from sales of short-term investments                       --        100
                                                              --------   --------
 Net cash used by investing activities                          (9,982)   (17,499)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit borrowing arrangement, net            2,497        312
Issuance of debt                                                40,884     19,685
Repayment of debt                                              (37,518)   (20,609)
Debt issuance costs                                               (225)        --
Proceeds from stock transactions                                 1,499      2,431
Proceeds from sales of equity by subsidiaries                      776     41,781
Proceeds from sale of subsidiaries' stock                           --     18,520
Payment of dividends by subsidiary                                  --       (885)
                                                              --------   --------
 Net cash provided by financing activities                       7,913     61,235
                                                              --------   --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (20,660)    54,420
                                                              --------   --------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                    $ 53,783   $ 62,580
                                                              ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of September 30, 1996, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995, the condensed consolidated statement of changes in common stockholders' deficit for the nine months ended September 30, 1996 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year. In addition, these financial statements contain the historical results of US Order, Inc. ("US Order"). On November 7, 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") merged with and into InteliData Technologies Corporation ("InteliData"). Effective with this merger InteliData became the successor corporation to US Order.

     The condensed financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1995.

2. In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, its scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results have been restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the nine months ended September 30, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following:
   $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which will not be utilized in its operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. World Airways incurred approximately $13.2 million of these costs during the quarter ended September 30, 1996 and it believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. As of November 8, 1996, World Airways believes that it has met substantially all of its cash obligations of the phase-out period. Other than the leased aircraft utilized in scheduled service operations, World Airways does not have any significant assets related to its discontinued operations. As a result of its decision to discontinue scheduled service operations, World Airways has recently signed a letter of intent to lease two of its DC-10 aircraft to another carrier.

     In connection with the discontinuance of its scheduled service operations, World Airways may be subject to claims by third parties. Although no claims have been filed against World Airways, there can be no assurance that such claims will not be filed in the future.

3. In November 1995, World Airways signed a letter of intent with the manufacturer to lease two MD-11ER aircraft to be delivered in the first quarter of 1996. The agreement was completed in March 1996. Under the agreement, World Airways leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, $1.2 million in deposits previously paid to the manufacturer in 1992 was applied towards these two aircraft. In addition, World Airways received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of September 30, 1996, approximately $4.9 million had been received. Finally, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the other lessee terminates its lease with the manufacturer at that time.

4. World Airways purchased a spare engine which was delivered in March 1996 for approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. World Airways made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

5. Effective June 30, 1996, World Airways amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement, which expires in 1999, is collateralized by certain receivables, inventory, and equipment. As of September 30, 1996, the outstanding balance of the spare parts loan and the revolving line of credit was $9.4 million and $4.2 million, respectively, with $1.2 million capacity available on the revolving line of credit.

6. World Airways recently announced its intention to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of November 8, 1996, World Airways had purchased shares of its Common Stock for an aggregate cost of $7.2 million. There can be no assurances, however, that it will purchase any additional shares.

7. The Board of Directors of World Airways adopted an Employee Savings and Stock Ownership Plan (the "Plan") effective October 1, 1996. The Plan is intended to allow participating employees to share in the growth and prosperity of World Airways, to encourage participants to save on a tax-favored basis, and to provide participants an opportunity to accumulate capital for their future economic security.

     The Plan is an amendment and continuation of the WorldCorp Employee Savings and Stock Ownership Plan (the "WorldCorp KSOP"). As a result of various business developments, the vast majority of the participants in the WorldCorp KSOP were World Airways employees. For that reason, World Airways and WorldCorp agreed that World Airways should assume WorldCorp's obligation under the WorldCorp KSOP. In connection with that action, the Trustees exchanged the unallocated shares of WorldCorp common stock held by the WorldCorp KSOP for a like-value of shares World Airways' common stock. World Airways also made a special contribution of $50,000 to the Plan.

     The Plan will continue to hold the shares of WorldCorp common stock that were allocated the participants' accounts before October 1, 1996. No additional shares of WorldCorp common stock will be allocated under the Plan on or after that date. Instead, participants will have the opportunity to receive future allocations of World Airways common stock.

8. On September 30, 1996, US Order acquired all of the outstanding capital stock of Braun, Simmons & Co. ("Braun, Simmons"), an information engineering firm specializing in the development of home banking and commerce solutions for financial institutions. The acquisition was accounted for under the purchase method of accounting. The majority shareholder of Braun, Simmons became an employee of InteliData effective with the merger. The purchase price of the acquisition of Braun Simmons was $7.1 million and the resulting $1.9 million of goodwill will be amortized over a seven year period on a straight-line basis. In addition, $4.9 million of the purchase price was allocated to in-process research and development with no alternative future use and was expensed. As a result, the Company recorded a gain on issuances of equity by subsidiary of $1.9 million as of September 30, 1996.

9. The terms of US Order's long-term investment in the common stock of Colonial Data restrict US Order from selling such stock until June 1997. As of June 1996, Financial Accounting Standards Board Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115"), became applicable to this investment. US Order has classified this investment as "available for sale" under the guidance of Statement 115 and is carrying the investment at fair value, based on the quoted market value. As of September 30, 1996, an unrealized loss of $1.5 million on this investment was recognized due to a decline in the market value of Colonial Data's stock, and the Company's pro rata share of $0.8 million of this unrealized loss is carried as a separate component of stockholders' equity.

     In 1995, US Order entered into a stock exchange agreement with Colonial Data, a strategic alliance partner. As part of the agreement, US Order agreed to exchange $3.0 million of its restricted common stock in April

   1996 for $3.0 million of Colonial Data's unregistered common stock, subject to certain limitations. The agreement was modified in 1996 to change the date of the exchange to October 1996. All other provisions of the stock exchange agreement continue in full force and effect. In August 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger. As a result of that agreement, the original stock exchange agreement with Colonial Data, as amended, was postponed pending the consummation of the merger. The merger was consummated on November 7, 1996 with US Order and Colonial Data merging with and into InteliData. As a result, WorldCorp has a beneficial ownership of approximately 28.2% of InteliData. Concurrent with the consummation of this merger, the shares of common stock exchanged by US Order and Colonial Data in 1995 were cancelled.

     The US Order and Colonial Data merger was accounted for under the purchase method of accounting, with US Order being deemed the acquirer. Pursuant to this transaction, InteliData became the successor corporation to US Order. Under the terms of the merger, each outstanding share of the common stock of US Order and Colonial Data, $.001 par value and $.01 par value, respectively, was converted into one share of InteliData common stock, $.001 par value. Immediately following the merger, former holders of US Order common stock held approximately 52% of the outstanding shares of InteliData, with former holders of Colonial Data common stock collectively holding the remaining 48% of InteliData's outstanding shares of common stock. The purchase price of Colonial Data approximated $189.0 million and was allocated as follows: (1) approximately $87.0 million to tangible and intangible assets net of liabilities assumed, (2) approximately $30.0 million to the cost in excess of net assets acquired ("goodwill") and (3) approximately $72.0 million to in-process research and development with no alternative future use, which will be expensed by InteliData in the fourth quarter of 1996. The goodwill will be amortized over a fifteen year period on a straight-line basis.

     The effect of the combination of Braun, Simmons and US Order is shown below as "Pro Forma US Order". The unaudited consolidated results of operations on a pro forma basis, excluding the impact of the charges for acquired in-
  process research and development, relating to Braun, Simmons and Colonial Data and as though both companies had been acquired and merged into InteliData as of the beginning of InteliData's fiscal years 1996 and 1995 are reported below (in thousands) as "Pro Forma InteliData". This method of combining historical financial statements for the preparation of the pro forma condensed consolidated financial information is for presentation only. The unaudited pro forma condensed consolidated financial information is provided for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations that would have been reported had the mergers occurred at the beginning of the year, nor do they represent a forecast of the consolidated financial position or results of operations for any future period.


                                                   Three Months Ended                        Three Months Ended
                                                   September 30, 1996                         September 30, 1995
                                                   ------------------                         ------------------
                                      Pro Forma      Historical     Pro Forma     Pro Forma      Historical        Pro Forma
                                       US Order     Colonial Data  InteliData      US Order     Colonial Data      InteliData
                                    --------------  -------------  -----------  --------------  -------------  ------------------

 Revenues                                 $ 2,085         $12,544     $14,629         $ 1,643         $19,626             $21,269
 Gross profit                                 674           4,339       4,514             651           8,181               8,333
 Operating income (loss)                   (3,715)             84      (4,300)         (1,340)          5,135               3,126
 Net income (loss)                         (3,789)            238      (4,071)           (915)          3,454               2,395
 Net income (loss) per share              $ (0.23)        $  0.02     $ (0.13)        $ (0.06)        $  0.23             $  0.07

                                                   Nine Months Ended                         Nine Months Ended
                                                   September 30, 1996                        September 30, 1995
                                                   ------------------                        ------------------
                                      Pro Forma      Historical     Pro Forma     Pro Forma      Historical        Pro Forma
                                       US Order     Colonial Data  InteliData      US Order     Colonial Data      InteliData
                                    --------------  -------------  -----------  --------------  -------------  ------------------
 Revenues                                 $ 5,677         $50,152     $55,589         $ 4,370         $53,140             $57,510
 Gross profit                               1,999          17,578      18,081           1,490          21,790              21,784
 Operating income (loss)                   (8,795)          6,597      (6,746)         (3,983)         13,493               4,962
 Net income (loss)                         (8,941)          4,944      (5,437)         (3,708)          8,693               2,387
 Net income (loss) per share              $ (0.55)        $  0.32     $ (0.17)        $ (0.38)        $  0.61             $  0.07

     As a result of this merger, the Company will report its proportionate share of InteliData's financial results subsequent to November 7, 1996, using the equity method. Assuming these transactions had occurred as of January 1, 1995 the Company would have recorded net earnings (loss) of $(19.5) million and $49.9 million for the nine months ended September 30, 1996 and 1995, respectively, excluding the effect of this transaction on any gains on sales of equities by InteliData recorded by the Company during these periods.

10. On August 29, 1996, the Company entered into a bridge loan (the "Bridge Loan") with a financial institution pursuant to which the Company borrowed $25.0 million and subsequently retired its existing 13 7/8% Subordinated Notes of the same amount. The Bridge Loan is due September 29, 1997 and earns interest of LIBOR plus 2.5%, payable monthly. Under the terms of the Bridge Loan, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the loan, and as of September 30, 1996, $15.0 million of its cash was restricted. In October 1996, the cash restriction was reduced to $7.0 million as a result of a $10.0 million repayment of the Bridge Loan. The Company also entered into a purchase agreement (the "Purchase Agreement") on September 30, 1996 which contained a series of promissory notes totaling $10.0 million which was used to retire the portion of the Bridge Loan in October 1996. The notes are payable in three installments through September 2000 and earn interest of 10%, payable semi-annually. In connection with the Purchase Agreement, the Company granted 120,000 warrants to the lenders which were valued at approximately $0.4 million. The Company may also be required to issue up to an additional 80,000 warrants contingent upon certain market conditions. In addition, the Purchase Agreement restricts the Company's ability to pay dividends.

11. The Company recently announced its intention to purchase up to 2.5 million shares of its publicly-traded Common Stock pursuant to open market transactions. As of November 8, 1996, the Company had purchased shares of its Common Stock for an aggregate cost of $5.6 million. There can be no assurances, however, that it will purchase any additional shares.

12. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

13. On January 1, 1996, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121") and No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its fair market value. The adoption of Statement 121 had no impact on the accompanying financial statements.

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

                                                                      EXHIBIT 11
                                                                          1 of 2


                        WORLDCORP, INC. AND SUBSIDIARIES
                CALCULATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                    For the Three Months Ended September 30,
                        (in thousands except share data)
                                  (unaudited)



                                                         1996             1995
                                                     ------------     ----------

PRIMARY EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                               $     (0.24)     $      0.01
 Discontinued operations                                    0.01            (0.06)
                                                     -----------      -----------
 Net earnings (loss)                                 $     (0.23)     $     (0.05)
                                                     ===========      ===========

PRIMARY WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING

 Weighted average common shares outstanding           16,545,420       16,107,267
 Weighted average options and warrants treated
   as common stock equivalents                           668,779        1,297,657
 Weighted average other dilutive securities                   --               --
                                                     -----------      -----------
 Primary number of shares                             17,214,199       17,404,924
                                                     ===========      ===========

FULLY DILUTED EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                               $         *      $         *
 Discontinued operations                                       *                *
                                                     -----------      -----------
 Net earnings                                        $         *      $         *
                                                     ===========      ===========

FULLY DILUTED WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING

 Weighted average common stares outstanding                    *                *
 Weighted average options and warrants treated
   as common stock equivalents                                 *                *
 Weighted average other dilutive securities                    *                *
                                                     -----------      -----------
 Fully diluted number of shares                                *                *
                                                     ===========      ===========

*  Fully diluted earnings per share are anti-dilutive.

                                                                      EXHIBIT 11
                                                                          2 of 2


                        WORLDCORP, INC. AND SUBSIDIARIES
                CALCULATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                    For the Nine Months Ended September 30,
                        (in thousands except share data)
                                  (unaudited)



                                                         1996             1995
                                                     ------------     ----------

PRIMARY EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                               $     (0.39)     $      2.79
 Discontinued operations                                   (1.17)           (0.12)
                                                     -----------      -----------
 Net earnings (loss)                                 $     (1.56)     $      2.67
                                                     ===========      ===========

PRIMARY WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING

 Weighted average common stares outstanding           16,447,127       15,864,340
 Weighted average options and warrants treated
   as common stock equivalents                                --        1,181,907
 Weighted average other dilutive securities                   --               --
                                                     -----------      -----------
 Primary number of shares                             16,447,127       17,046,247
                                                     ===========      ===========

FULLY DILUTED EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE

 Continuing operations                               $         *      $      2.20
 Discontinued operations                                       *            (0.09)
                                                     -----------      -----------
 Net earnings (loss)                                 $         *      $      2.11
                                                     ===========      ===========

FULLY DILUTED WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING

 Weighted average common stares outstanding                    *       15,864,340
 Weighted average options and warrants treated
   as common stock equivalents                                 *        1,412,599
 Weighted average other dilutive securities                    *        5,877,034
                                                     -----------      -----------
 Fully diluted number of shares                                *       23,153,973
                                                     ===========      ===========

* Fully diluted earnings per share are anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------


   Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its condensed consolidated financial statements. These statements primarily include the accounts of the flight operations of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. As of November 8, 1996, WorldCorp and MHS owned approximately 61.2% and 17.6%, respectively, of World Airways' outstanding common stock. The remaining balance was publicly traded.

   The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a disposition of its interest in World Airways to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

   World Airways recently announced its intention to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of November 8, 1996, World Airways had purchased shares of its Common Stock for an aggregate cost of $7.2 million. There can be no assurances, however, that it will purchase any additional shares.

   As of September 30, 1996, WorldCorp also had an ownership interest in US Order, Inc. ("US Order"), a company which provided products and services for two markets: home banking and smart telephones. In December 1993, US Order completed a $12.0 million private equity placement. In August 1994, US Order sold its electronic banking and bill payment operations to VISA International Services Association, Inc. ("Visa"). In February 1995, WorldCorp exercised an option to purchase additional shares of the voting stock of US Order for consideration equal to $3.9 million. In June 1995, US Order completed an initial public offering whereby 3,062,500 shares were issued and sold by US Order, and 1,365,000 shares were sold by WorldCorp. As of September 30, 1996, WorldCorp owned approximately 55.2% of the outstanding common stock of US Order.

   In August 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data would be merged with and into a new public company, InteliData Technologies Corporation ("InteliData"). Pursuant to this Merger on November 7, 1996, InteliData became the successor corporation to US Order. InteliData concentrates on three markets: (1) electronic commerce; (2) consumer telecommunications devices; and (3) on-line services. As of November 7, 1996, WorldCorp's beneficial ownership interest in InteliData was approximately 28.2%. As a result of this merger, the Company will report its proportionate share of InteliData's financial results using the equity method on a prospective basis.

   The Company recently announced its intention to purchase up to 2.5 million shares of its publicly-traded Common Stock pursuant to open market transactions. As of November 8, 1996, the Company had purchased shares of its Common Stock for an aggregate cost of $5.6 million. There can be no assurances, however, that it will purchase any additional shares.

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

OVERVIEW

   WorldCorp owns significant positions in companies that operate in two distinct business areas. World Airways (Nasdaq:WLDA) provides worldwide passenger and cargo air transportation to major international airlines, the U.S. Air Force, and international tour operators, with a fleet of MD-11 and DC10-30 aircraft. InteliData (Nasdaq:INTD) concentrates on three markets: (1) electronic commerce; (2) consumer telecommunications devices; and (3) on-line services.

World Airways
-------------

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

Customers

   World Airways' business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force's Air Mobility Command ("AMC"). These customers provided approximately 39%, 10%, and 20%, respectively, of World Airways' revenues and 46%, 10%, and 13%, respectively, of the total block hours during 1995. For the first nine months of 1996, these customers provided approximately 30%, 14%, and 21%, respectively, of its revenues and 38%, 16%, and 14%, respectively, of total block hours. In addition to these customers, World Airways recently entered into an agreement with Philippine Airlines, Inc. ("Philippine Airlines") to provide four MD-11 aircraft under year-round wet lease contracts. As a result, World Airways expects that the agreement with Philippine Airlines will have a substantial impact on its revenues and block hours.

   World Airways has provided service to Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. In 1996, World Airways provided three aircraft for Hadj operations. World Airways recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby World Airways will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999.

   As a means of improving aircraft utilization, World Airways entered into a series of multi-year contracts, with expiration dates running from 1997 through 2000, to provide basic services to Malaysian Airlines. The contracts provide for World Airways' operation of five MD-11 aircraft in passenger and cargo configurations. Beginning in July 1996, and as mutually agreed between the parties, World Airways redeployed two aircraft operating under this contract into other operations. The parties are currently in discussions regarding the future redeployment of these aircraft into Malaysian Airlines' operations to meet the contracts' original obligations. For 1995 and the first nine months of 1996, 29% and 24%, respectively, of World Airways' revenues and 37% and 32%, respectively, of its block hours flown resulted from these multi-year contracts with Malaysian Airlines.

   World Airways has provided international air transportation to the U.S. Air Force since 1956. As compensation for pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force awards contracts to CRAF participants for peacetime transportation of personnel and cargo. The U.S. Air Force awards contracts to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft that the carriers make available to CRAF. As a result of World Airways' increasingly effective use of teaming arrangements, World Airways' fixed awards have grown in recent years and it has one of the largest U.S. Air Force fixed award under the CRAF program for the U.S. Government's 1996-97 fiscal year. The current annual contract commenced on October 1, 1996 and expires on September 30, 1997. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on an ad hoc basis as needs arise. World Airways' fixed award for the current contract is $52.8 million compared to the $55.4 million fixed award for the prior contract. Due to the utilization of a significant number of its aircraft under multi-year contracts and other contractual commitments, it is unlikely that World Airways will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of U.S. Air Force contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

   World Airways has provided wet lease services to Garuda since 1973 (operating under an annual Hadj contract since 1988). World Airways operated seven aircraft in the 1996 Garuda Hadj.

   As mentioned above, World Airways recently entered into an agreement with Philippine Airlines to provide four MD-11 aircraft under year-round wet lease contracts. The first two aircraft began flying for Philippine Airlines in June and July 1996, with the remaining two aircraft commencing operations in October 1996. Under the agreement, each aircraft will operate for an 18-month term. In addition, Philippine Airlines has an option for World Airways to operate a DC10-30 cargo aircraft beginning late in 1996.

   As a result of these and other contracts, World Airways had an overall contract backlog at September 30, 1996 of $462.0 million. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 56% of the backlog (including a majority of the backlog beginning in 1997) relates to the multi-year contracts with Malaysian Airlines. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on World Airways' financial condition and results of operations.

Seasonality

   Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. World Airways experiences higher levels of utilization in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1996, World Airways' flight operations associated with the Hadj pilgrimage occurred from March 22 to June 1. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. Historically, fourth quarter utilization depended primarily on the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season.

   As discussed above, World Airways announced in July 1996 its decision to exit scheduled service operations by October 1996 to focus on its core business: operating aircraft under contracts with international carriers, the U.S.

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

InteliData/US Order
-------------------

   US Order develops and markets products and services for the financial services and telecommunications industries. US Order's financial service products include bank-branded customer services, voice response systems and data translation systems. Its telecommunications products include the Telesmart 4000/TM/ smart telephone and a complete package of interactive applications. On November 7, 1996, US Order and Colonial Data merged with and into InteliData. Pursuant to this merger InteliData became the successor corporation to US Order.

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

   On October 19, 1995, US Order completed a transaction to acquire a 40% equity interest in Home Financial Network, Inc. ("HomeNet"), a newly formed, development stage personal computer company that plans to develop and deliver electronic financial products and services for consumers. At closing, US Order exchanged 296,746 shares of its common stock, valued at approximately $5.0 million, for 40% of HomeNet. In April 1996, Fleet Venture Resources, Inc. acquired a 3.8% equity interest in HomeNet for $1.0 million, and as a result, US Order's equity interest in HomeNet was reduced to approximately 39%. InteliData believes that its investment in HomeNet will complement its home banking strategy by adding a personal computer based application to the current smart telephone and touch-tone applications that it offers. InteliData expects HomeNet to incur operating losses at least through 1996 of which InteliData will record its proportionate share.

   On September 30, 1996, US Order acquired all of the outstanding stock of Braun, Simmons & Co. ("Braun, Simmons"), an information engineering firm specializing in the development of home banking and commerce solutions for financial institutions. The acquisition was accounted for under the purchase
method of accounting.   The purchase price approximated $7.1 million, including
a cash payment of $2.0 million and the issuance of 375,000 shares of common stock, valued at $4.2 million. As a result of this acquisition, US Order recognized a $4.9 million in-process research and development charge and recorded $1.9 million of goodwill as of September 30, 1996. The goodwill will be amortized over a seven year period on a straight-line basis. InteliData believes that this acquisition is a strong strategic and technological fit and enhances its ability to offer a spectrum of end-to-end solutions for remote banking as well as expanding its home banking connectivity product line.

   On November 7, 1996, US Order and Colonial Data merged with and into InteliData. The merger was accounted for under the purchase method of accounting, with US Order being deemed the acquirer. Pursuant to this transaction, InteliData became the successor corporation to US Order. Under the terms of the merger, each outstanding share of the common stock of US Order and Colonial Data, $.001 par value and $.01 par value, respectively, was converted into one share of InteliData common stock, $.001 par value. Immediately following the merger, former holders of US Order common stock held approximately 52% of the outstanding shares of InteliData, with former holders of Colonial Data common stock collectively holding the remaining 48% of InteliData's outstanding shares of common stock. The purchase price of Colonial Data approximated $189.0 million and was allocated as follows: (1) approximately $87.0 million to tangible and intangible assets net of liabilities assumed, (2) approximately $30.0 million to the cost in excess of net assets acquired ("goodwill") and (3) approximately $72.0 million to in-process research and development with no alternative future use, which will be expensed by InteliData in the fourth quarter of 1996. The goodwill will be amortized over a fifteen year period on a straight-line basis.

   To date, InteliData has generated limited revenues based on the historical operations of US Order. Colonial Data had revenues of approximately $74 million in the fiscal year ended December 31, 1996 and $50.2 million in the nine months ended September 30, 1996. InteliData will generate future revenues through the sale of its newly acquired Colonial Data telecommunication product lines, smart telephones and home banking products, as well as by generating monthly fees for providing ongoing services, including interactive applications and customer support services. Colonial Data's telecommunications product line includes Caller ID adjunct units and telephones with integrated Caller ID, small business telecommunication systems and high-end consumer telecommunications equipment. Further, US Order began shipping its next generation smart telephone to retail stores during the quarter ended September 30, 1996. This next generation smart telephone is sold under the brand name "Intelifone" in the retail markets and as the Telesmart 4000/TM/ in the telecommunications channel. Revenue from telecommunications and smart telephone product sales and related interactive services will be dependent on InteliData's success in marketing and selling these products and related services in the retail, paging and telecommunication markets, as well as in keeping current with new technology and product releases in this competitive market place. InteliData's success in generating revenues from home banking products and related services is primarily dependent on the success of its strategic partner, Visa InterActive, in marketing and selling these products and services to Visa member banks, as well as by its success in taking advantage of Braun, Simmons' current strategic relationships and existing market channels.

   In addition, InteliData has the right to receive on a quarterly basis from Visa $0.666 per month per active bill pay customer that uses the Visa Bill-Pay System through December 31, 2000. This payment from Visa is subject to certain limitations, including a reduction in the royalty payment for each quarter beginning January 1, 1995 through December 31, 1997 by an offset amount (the "Visa Offset"). The Visa Offset, initially set at $0.07 million per quarter, accumulates quarterly up to an aggregate of $0.9 million. InteliData has not received any revenue from these Visa royalty payments through September 30, 1996 and does not expect to receive any revenue from these payments, after application of the Visa Offset, through at least the first half of 1997.

RESULTS OF OPERATIONS

World Airways
-------------

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

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

   Total block hours increased 2,530 hours, or 23%, to 13,327 hours in the third quarter of 1996 from 10,797 hours in the comparable 1995 period, with an average of 15.0 available aircraft per day in 1996 compared to 11.4 in 1995. Average daily utilization (block hours flown per day per aircraft) was 9.7 hours in the third quarter of 1996 compared to 10.3 in 1995. In the third quarter of 1996, basic contracts accounted for 47% of total block hours, down from 57% in 1995 as a result of increased scheduled service operations.

Continuing Operations
---------------------

   Block hours from continuing operations decreased 586 hours, or 6%, to 9,337 hours in the third quarter of 1996 from 9,923 hours in the comparable 1995 period. This decrease related primarily to a shift in the mix of World Airways' business from full service charter flying in 1995 to scheduled charter flying in 1996. Results from scheduled charter flying are included within discontinued operations.

   Operating Revenues. Revenues from flight operations increased $6.4 million,
   ------------------
or 9%, to $75.8 million in the third quarter of 1996 from $69.4 million in 1995. This increase was primarily attributable to an increase in military flying and services to certain international carriers. These increases were partially offset by a decrease in cargo revenue primarily due to downtime associated with the scheduled maintenance of one aircraft in the third quarter of 1996.

   Operating Expenses.  Total operating expenses increased $8.0 million, or 12%,
   ------------------
in the third quarter of 1996 to $72.1 million from $64.1 million in 1995.

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Despite increased crew costs associated with the payment of retroactive wages per the new flight attendant union agreement and the hiring of additional crew personnel, flight operations expenses decreased $3.9 million, or 19%, in 1996 to $16.9 million from $20.8 million in 1995. This decrease resulted primarily from a shift in the mix of business from charter to military flying. In addition, World Airways accrued profit sharing expenses in 1995 as a result of earnings experienced during that period. No such accrual is necessary in 1996 as a result of anticipated losses from the discontinuation of scheduled service operations.

   Maintenance expenses increased $3.2 million, or 30%, in 1996 to $13.9 million from $10.7 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet, partially offset by a decrease in block hours flown. In addition, World Airways experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998.

   Aircraft costs increased $1.2 million, or 7%, in 1996 to $19.0 million from $17.8 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the fourth quarter of 1995 and the first quarter of 1996, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

   Fuel expenses increased $0.1 million, or 2%, in 1996 to $6.6 million from $6.5 million in 1995. This increase is due primarily from a slight increase in price per gallon, partially offset by a decrease in full service block hours.

   Promotions, sales and commissions increased $1.4 million to $2.2 million in the third quarter of 1996 compared to $0.8 million in 1995. This increase resulted primarily from commissions paid in connection with the new Philippine Airline contract and an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

   Depreciation and amortization increased $0.6 million, or 40%, in 1996 to $2.1 million from $1.5 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain aircraft integration costs and other deferred costs.

   General and administrative expenses increased $2.0 million, or 43%, in 1996 to $6.7 million from $4.7 million in 1995. This increase was primarily due to the hiring of additional administrative personnel and an increase in certain legal and professional fees.

Discontinued Operations
-----------------------

   In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results have been restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the nine months ended September 30, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which will not be utilized in World Airways' operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. World Airways incurred approximately $13.2 million of these costs during the quarter ended September 30, 1996 and World Airways believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. As of November 8, 1996, World Airways believes that it has met substantially all of its cash obligations of the phase-out period. Other than the leased aircraft utilized in scheduled service operations, World Airways does not have any significant assets related to its discontinued operations.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

   Total block hours increased 9,845 hours, or 35%, to 37,868 hours in the first nine months of 1996 from 28,023 hours in the comparable 1995 period, with an average of 13.8 available aircraft per day in 1996 compared to 10.3 in 1995. Average daily utilization (block hours flown per day per aircraft) was 10.0 in each period. In the first nine months of 1996, basic contracts accounted for 65% of total block hours, down from 73% in 1995 as a result of increased scheduled service operations.

Continuing Operations
---------------------

   Block hours from continuing operations increased 4,196 hours, or 15%, to 31,344 hours in the first nine months of 1996 from 27,148 hours in the comparable 1995 period.

   Operating Revenues.  Revenues from flight operations increased $42.1 million,
   ------------------
or 23%, to $227.8 million in the first nine months of 1996 from $185.7 million in 1995. This increase was primarily attributable to an increase in military flying and an increase in revenues generated from its 1996 Hadj operations and services to certain international carriers.

   Operating Expenses.  Total operating expenses increased $41.3 million, or
   ------------------
24%, in the first nine months of 1996 to $212.2 million from $170.9 million in 1995.

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $2.5 million, or 5%, in 1996 to $52.2 million from $49.7 million in 1995. This increase resulted primarily from an increase in block hours flown and higher crew costs and up-front training expenses in connection with the integration of additional aircraft into the fleet after September 30, 1995. These increases were partially offset by a decrease in accrued profit sharing expenses. In 1995, World Airways accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual is necessary in 1996 as a result of anticipated losses from the discontinuation of scheduled service operations.

   Maintenance expenses increased $13.0 million, or 42%, in 1996 to $44.3 million from $31.3 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown. In addition, World Airways experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998.

   Aircraft costs increased $9.8 million, or 19%, in 1996 to $60.4 million from $50.6 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the second and fourth quarters of 1995 and the first quarter of 1996, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

   Fuel expenses increased $2.3 million, or 19%, in 1996 to $14.7 million from $12.4 million in 1995. This increase is due primarily to an increase in fuel utilized in connection with its military operations.

   Promotions, sales and commissions increased $3.1 million in the first nine months of 1996 to $3.9 million from $0.8 million in 1995. This increase resulted primarily from commissions paid in connection with the new Philippine Airlines contract and an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

   Depreciation and amortization increased $1.7 million, or 40%, in 1996 to $5.9 million from $4.2 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain aircraft integration costs and other deferred costs.

   General and administrative expenses increased $4.7 million, or 36%, in 1996 to $17.9 million from $13.2 million in 1995. This increase was primarily due to the hiring of additional administrative personnel necessary to support the growth in World Airways' core business and an increase in certain legal and professional fees.

Discontinued Operations
-----------------------

   For a discussion of discontinued operations, see "Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995."

InteliData/US Order
-------------------

   The following represent the results of operations for InteliData for the three months and nine months ended September 30, 1996 and 1995. These results were based on the stand alone operation of US Order, the predecessor corporation to InteliData.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

   Operating Revenue.  US Order's third quarter revenues decreased by $0.1
   -----------------
million from $1.2 million in 1995 to $1.0 million for the same period in 1996. Product revenues decreased by $0.1 million between periods, from $0.6 million in the third quarter of 1995 to $0.5 million for the same period in 1996. US Order began shipping its next generation smart telephone, the InteliFone, to retail markets during the third quarter of 1996 and revenues from these product sales comprised approximately 64% of the product revenues for the third quarter of 1996. The product revenues generated in the third quarter of 1995 were from the sale of US Order's previous generation PhonePlus/TM/ smart telephones. Service fees revenue for the third quarter of 1996 totaled $0.6 million, consistent with the same period in 1995. Service fees revenue was generated primarily from two sources: customer support services and monthly service fees. US Order's customer support services revenue totaled $0.4 million for the third quarter of 1996, an increase of $0.2 million over the same period in 1995. These customer support services were remarketed by Visa Interactive to Visa member banks under US Order's reseller agreement with Visa Interactive. Monthly service fees totaled $0.1 million for the third quarter of 1996 as compared to $0.2 million for the same period in 1995. These service fee revenues are from customers who use US Order's smart telephones and interactive applications, and the decrease of $0.1 million was primarily due to US Order's continuing efforts to convert these customers to Visa member banks. InteliData expects its revenues to increase significantly in the fourth quarter of 1996 and thereafter based on its acquisition of Colonial Data on November 7, 1996. Colonial Data revenues for the fiscal year ended December 31, 1995 and the nine months ended September 30, 1996 were approximately $74.0 million and $50.2 million, respectively.

   Cost of Revenue.  US Order's cost of revenue for the third quarter decreased
   ---------------
by $0.1 million from $0.8 million in 1995 to $0.7 million for the same period in 1996. Product cost of revenue decreased by $0.1 million between periods, from $0.7 million in the third quarter of 1995 to $0.6 million for the same period in 1996. This decrease is primarily due to a decrease in sales of US Order's smart telephones resulting from the transition from primarily selling US Order's PhonePlus/TM/ smart telephone to selling its next generation smart telephone, the InteliFone, which US Order began shipping during the third quarter of 1996. Included in product cost of revenue in the third quarter of 1996 is a $0.1 million reserve for inventory obsolescence related to writing down US Order's previous generation smart telephone, the PhonePlus/TM/, to fair market value.
US Order's third quarter service cost of revenue decreased

$0.1 million from $0.2 million in 1995 to $0.1 million for the same period in 1996. Service cost of revenue related to generating monthly fee revenues decreased $0.1 million, offsetting a $0.1 million increase in costs related to providing customer support services to Visa, Visa member banks and third parties. The service cost of revenues related to monthly service fees decreased between periods due to the full depreciation in the fourth quarter of 1995 of the smart telephones utilized to generate monthly fee revenues and due to the continuing conversion of customers utilizing smart telephones to Visa member banks. The increase in cost of revenue related to customer service was a direct result of increased customer volume and revenue from this source. Furthermore, InteliData expects its gross margin percentages to vary in future periods based upon the revenue mix between product sales and service revenues and based upon the composition of both service fee and product revenues earned during the period.

   Operating Expenses.  Research and development costs were $5.7 million in the
   ------------------
third quarter of 1996 as compared to $0.3 million for the same period in 1995. US Order incurred a $4.9 million expense in the third quarter of 1996 for in-process research and development related to the acquisition of Braun, Simmons on September 30, 1996. The accounting principles of a purchase business combination require that the purchase price be allocated to incomplete research and development projects and, if these projects have no alternative future use, be expensed at the date of consummation of the business combination. The remaining increase of $0.5 million was largely attributable to developing, designing and testing both US Order's home banking connectivity products and support services and US Order's next generation smart telephone and its associated interactive services. InteliData incurred approximately $72.0 million in related in-process research and development expenses in the fourth quarter of 1996 based on its acquisition of Colonial Data on November 7, 1996. US Order has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of InteliData in the future. InteliData also expects research and development costs to increase during the remainder of 1996 and thereafter based on the acquisitions of Braun, Simmons and Colonial Data, as both are actively engaged in research and development activities.

   General and administrative expenses were $2.9 million for the third quarter of 1996 as compared to $1.4 million in the third quarter of 1995. The increase of $1.5 million was a result of US Order's hiring of additional staff and an increase in costs associated with upgrading systems and operations in anticipation of the potential of increased business later in 1996 resulting from its alliances with Visa InterActive, as well as from other markets for US Order's smart telephone and home banking products and services. InteliData expects that general and administrative expenses will continue to increase during the remainder of 1996 and thereafter based on its acquisitions and integration of operations of both Braun, Simmons and Colonial Data, as well as the continued development of infrastructure to handle the anticipated increase in business in both home banking and telecommunications product and service sales.

   Advertising and promotion expenses increased $0.2 million for the third quarter of 1996 over the comparable period in 1995. During the third quarter of 1996, US Order began selling its Intelifone smart telephone directly to retail stores and outlets. US Order expects its advertising and promotion expenses to increase substantially from the expenditures incurred during the third quarter (and first nine months) of 1996 and during the fiscal year ended December 31, 1995 with the entrance of its next generation smart telephone into these retail channels and with the acquisition of Braun, Simmons and Colonial Data. The acquisition of Colonial Data, in particular, will increase advertising and promotion expenses as InteliData promotes Colonial Data's telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom Colonial Data generated its product, lease and service revenues.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

   Operating Revenue.  US Order's revenues for the first nine months of 1996
   -----------------
were $2.9 million, unchanged from the comparable 1995 period. Product revenues decrease by $0.1 million between periods, from $1.4 million in the first nine months of 1995 to $1.3 million for the same period in 1996. The decrease in smart telephone product revenues between periods resulted primarily from the transition from primarily selling US Order's PhonePlus smart telephone to selling its next generation smart telephone, which US Order began shipping during the third quarter of 1996. Revenues from these product sales comprised approximately 42% of the product revenues for the first nine months of 1996. Service fees revenue for the first nine months of 1996 totaled $1.6 million compared to $1.4 million in the same period in 1995, an increase of $0.2 million. Service fees revenue was generated primarily from two sources: (1) customer support services and (2) monthly service fees. US Order's customer support services revenue totaled $1.1 million for the first nine months of 1996, an increase of $0.6 million over the same period in 1995.

These customer support services were remarketed by Visa Interactive to Visa member banks under US Order's reseller agreement with Visa Interactive. Monthly service fees revenues are from customers who use US Order's smart telephones and interactive applications, and a decrease of $0.5 million was primarily due to US Order's continuing efforts to convert these customers to Visa member banks. InteliData expects its revenues to increase significantly in the fourth quarter of 1996 and thereafter based on its acquisition of Colonial Data. Colonial Data revenues for the fiscal year ended December 31, 1995 and the nine months ended September 30, 1996 were approximately $74.0 million and $50.2 million, respectively.

   Cost of Revenue.  US Order's cost of revenue for the first nine months
   ---------------
decreased by $0.2 million, from $2.2 million in 1995 to $2.0 million for the same period in 1996. Product cost of revenue decreased by $0.2 million between periods, from $1.5 million in the first nine months of 1995 to $1.3 million for
the same period in 1996.   This decrease is primarily due to a decrease in the
sale of US Order's smart telephones resulting from the transition from primarily selling US Order's PhonePlus/TM/ smart telephone to selling its next generation smart telephone, the InteliFone, which US Order began shipping during the third quarter of 1996. Included in product cost of revenue for 1996 is a $0.1 million reserve for inventory obsolescence related to the write down of US Order's previous generation smart telephone, the PhonePlus/TM/, to fair market value. Service cost of revenues related to generating monthly fee revenues decreased $0.5 million between periods, offsetting a $0.4 million increase in costs related to providing customer support services to Visa, Visa member banks and third parties. The service cost of revenues related to monthly service fees decreased between periods due to the full depreciation in the fourth quarter of 1995 of the smart telephones utilized to generate monthly fee revenues and due to the continuing conversion of customers utilizing smart telephones to Visa member banks. The increase in cost of revenue related to customer service was a direct result of increased customer volume and revenue from this source. Furthermore, InteliData expects its gross margin percentages to vary in future periods based upon the revenue mix between product sales and service revenues and based upon the composition of both service fee and product revenues earned during the period.

   Operating Expenses.  Research and development costs were $6.9 million in the
   ------------------
first nine months of 1996 as compared to $0.8 million for the same period in 1995. US Order incurred a $4.9 million expense in the third quarter of 1996 for in-process research and development related to the acquisition of Braun, Simmons on September 30, 1996. The accounting principles of a purchase business combination require that the purchase price be allocated to incomplete research and development projects and, if these projects have no alternative future use, be expensed at the date of consummation of the business combination. The remaining increase of $1.2 million was largely attributable to developing, designing and testing both US Order's home banking connectivity products and US Order's fourth generation smart telephone and its associated interactive services. InteliData incurred approximately $72.0 million in related in-process research and development expenses in the fourth quarter of 1996 based on its acquisition of Colonial Data on November 7, 1996. US Order has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of InteliData in the future. InteliData also expects research and development costs to increase during the remainder of 1996 and thereafter based on the acquisitions of Braun, Simmons and Colonial Data, as both are actively engaged in research and development activities.

   General and administrative expenses were $7.4 million for the first nine months of 1996 as compared to $3.6 million in the same period in 1995. The increase of $3.8 million was a result of US Order's hiring of additional staff and an increase in costs associated with upgrading systems and operations in anticipation of the potential of increased business later in 1996 resulting from its alliances with its strategic partners, as well as from other markets for US Order's smart telephone and home banking products and services. InteliData expects that general and administrative expenses will continue to increase during the remainder of 1996 and thereafter based on its acquisitions and integration of operations of both Braun, Simmons and Colonial Data, as well as the continued development of infrastructure to handle the anticipated increase in business in both home banking and telecommunications product and service sales.

   Advertising and promotion expenses increased $0.3 million for the third quarter of 1996 over the comparable period in 1995. During the third quarter of 1996, US Order began selling its Intelifone smart telephone directly to retail stores and outlets. US Order expects its advertising and promotion expenses to increase substantially from the expenditures incurred during the third quarter (and first nine months) of 1996 and during the fiscal year ended December 31, 1995 with the entrance of its next generation smart telephone into these retail channels and with the acquisition of Braun, Simmons and Colonial Data. The acquisition of Colonial Data, in particular, will increase advertising and promotion expenses as InteliData promotes Colonial Data's telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom Colonial Data generated its product, lease and service revenues.

Other Income (Expense)
----------------------

   In the third quarter of 1996, the Company recorded a $1.9 million gain resulting from US Order's purchase of Braun, Simmons on September 30, 1996.

   In addition, US Order recorded equity in loss of affiliate of $0.5 million and $1.4 million in the third quarter and first nine months of 1996, respectively, due to the recording its proportionate share of losses of HomeNet and the amortization of the excess of the purchase price over US Order's share of the equity in net assets of HomeNet, following US Order's investment in HomeNet in October 1995. InteliData expects HomeNet's operating losses to continue through the remainder of 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company is highly leveraged, primarily due to debt restructurings in 1987. In order to meet its annual interest obligations, WorldCorp must use its cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of the Bridge Loan, however, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the loan, and as of September 30, 1996, $15.0 million of its cash was restricted. In October 1996, the cash restriction was reduced to $7.0 million as a result of a $10.0 million repayment of the Bridge Loan. WorldCorp is currently negotiating with the lender under the Bridge Loan to significantly reduce the collateral requirements and negotiating with other financial
institutions to refinance the debt.   While management believes it will be
successful in reducing the amount of collateral securing the loan, either by negotiating the terms of the Bridge Loan or by entering into a new loan with another financial institution, no assurances can be given that WorldCorp will be able to renegotiate the current loan or conclude a new loan on terms more favorable to the Company.

   World Airways is highly leveraged, primarily due to substantial debt and operating lease commitments during 1993 in connection with acquiring MD-11 aircraft and related spare parts. While World Airways was profitable each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. During the first nine months of 1996, World Airways reported a net loss of $18.8 million, which resulted from operating losses incurred in its scheduled service operations and the related estimated loss on disposal. Earnings from continuing operations were $13.7 million for the nine months ended September 30, 1996. While World Airways expects its continuing operations to remain profitable, there can be no assurance that it will be able to maintain this profitability for the remainder of 1996 and future years.

   US Order has generated operating losses since its inception. With US Order's merger with Colonial Data on November 7, 1996, InteliData has acquired operations that generated net income of approximately $12.5 million and $4.9 million, respectively, for the fiscal year ended December 31, 1995 and the nine months ended September 30, 1996. InteliData's smart telephone and home banking products and services are subject to the risks inherent in the marketing and development of new products. The market for these products and services is relatively new and is characterized by rapid technological change, evolving standards, changes in end-user requirements and frequent new product introductions and enhancements. However, the acquisition of Colonial Data has provided InteliData with established product lines and sales channels in large telecommunications markets. The industry for InteliData's products and services is intensely competitive. InteliData experiences direct competition from manufacturers of smart telephones, caller ID units, and cordless phones and from companies that develop transaction processing software for interactive applications and customer support services. To date, US Order has generated limited revenues from its product and service sales; however, the acquisition of Colonial Data has provided InteliData with a revenue stream that totaled approximately $74.0 million and $50.2 million, respectively, for the twelve months ended December 31, 1995 and the nine months ended September 30, 1996. There can be no assurance as to what level of future sales or royalties, if any, that InteliData will receive from Visa, Visa member banks and retail markets for its smart telephone and home banking products and services.

Cash Flows from Operating Activities

   Operating activities used $18.6 million in cash for the nine months ended September 30, 1996 compared to providing $10.7 million of cash in the comparable period in 1995. This decrease in cash in 1996 resulted primarily from an increase in losses from discontinued operations and a decrease in unearned revenue, partially offset by an increase in accounts payable during 1996. In addition, the Company recorded a gain of $48.9 million associated with US Order's public offering in June 1995.

Cash Flows from Investing Activities

   Investing activities used $10.0 million in cash for the nine months ended September 30, 1996 compared to using $17.5 million in the comparable period in 1995. This decrease in cash used resulted primarily from the purchase of rotable spare parts required for the integration of two MD-11 aircraft and incremental DC-10 aircraft in 1995, as compared to the acquisition of engines and spare parts which were financed in 1996.

Cash Flows from Financing Activities

   Financing activities provided $7.9 million in cash for the nine months ended September 30, 1996 compared to $61.2 million in the comparable period in 1995. In 1995, the Company received $60.5 million from the sale of US Order's common stock and made net repayments of $0.6 million on its borrowings. In 1996, the Company increased its net borrowings by $5.9 million.

Capital Commitments

World Airways
-------------

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

   In March 1996, World Airways signed an agreement with the manufacturer to lease two MD-11ER aircraft. Under the agreement, World Airways leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, the above-mentioned deposits were applied towards the deposits required on these two aircraft. In addition, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years at substantially below-market rates, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time.

   World Airways maintains six long-term DC10-30 aircraft leases with terms expiring in 1998, 2003, and two each in 1997 and 1999. As a result of World Airways' decision to discontinue scheduled service operations, World Airways has recently signed a letter of intent to lease two of these DC-10 aircraft to another carrier.

   As of September 30, 1996, annual minimum payments required under World Airways' aircraft and lease obligations totaled $22.0 million and $87.2 million for the remainder of 1996 and 1997, respectively.

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

   As discussed above, World Airways signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, World Airways received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of September 30, 1996, approximately $4.9 million had been received. In January 1996, World Airways agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

   World Airways' fixed assets increased approximately $18.8 million during 1996. The majority of this amount relates to assets which were financed. World Airways anticipates that its total capital expenditures in 1996, which include the two spare engines, will approximate $28.0 million. As discussed above, World Airways will receive approximately $22.6 million in financing, of which $11.7 million was received during the first nine months of 1996. The remaining balance will be funded from its operating cash flow and available cash balances. In March 1996, the Credit Agreement was amended to increase the limit on capital expenditures by World Airways to no more than $35.0 million and $25.0 million in 1996 and 1997, respectively.

   As of September 30, 1996, World Airways held approximately $2.7 million (at book value) of aircraft spare parts currently available for sale.

US Order
--------

   In November 1995, US Order committed to purchase from Standard Telecommunication Ltd. 30,000 Telesmart 4000/TM/ smart telephones for a total of approximately $3.3 million, for delivery during 1996. US Order began selling these next generation smart telephones to retail stores in the third quarter of 1996. InteliData expects to incur significant capital expenditures in 1997 to enhance current infrastructure and internal systems to handle increased business and to integrate the operations of Colonial Data and Braun, Simmons.

   InteliData's primary needs for cash in the future are for investments in product development, working capital, the financing of operating losses, strategic ventures, potential acquisitions, capital expenditures and the upgrade of its systems and operations in order to support the Visa InterActive and integrate the Colonial Data and Braun Simmons operations. In order to meet its needs for cash over the next twelve months, InteliData will utilize proceeds from US Order's 1995 initial public offering, cash and short-term investment balances acquired from the merger with Colonial Data (approximately $23.1 million), credit lines, and, to the extent available, gross margins generated from the sale of its products and services. Additionally, InteliData will utilize proceeds from its approximately $2.5 million advertising credit, which US Order received as partial consideration for certain shares of Series C convertible preferred stock in 1993, subject to certain restrictions regarding its usage.

WorldCorp
---------

   WorldCorp is highly leveraged, and therefore requires substantial funds to cover debt service. In order to meet its annual interest obligations, WorldCorp must use its cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of the Bridge Loan, however, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the loan, and as of September 30, 1996, $15.0 million of its cash was restricted under the Bridge Loan. In October 1996, the cash restriction was reduced to $7.0 million as a result of a $10.0 million repayment of the Bridge Loan. WorldCorp is currently negotiating with the lender under the Bridge Loan to significantly reduce the collateral requirements and is negotiating with other financial institutions to refinance the debt. While management believes it will be successful in reducing the amount of collateral securing the loan, either by negotiating the terms of the Bridge Loan or by entering into a new loan with another financial institution, no assurances can be given that WorldCorp will be able to renegotiate the current loan or conclude a new loan on terms more favorable to the Company.

   As a holding company, all of WorldCorp's funds are generated through its subsidiaries, neither of which has paid dividends since 1992. Additionally, WorldCorp, which owns a majority position in World Airways' and InteliData's common stock, is subject to the provisions of two indentures expiring in 2000 and 2004 under which it is obligated to cause the companies not to pay dividends under certain circumstances. Of the $53.8 million in cash and cash equivalents at September 30, 1996, approximately $28.6 million is held by World Airways and InteliData and, therefore, is not available to satisfy WorldCorp's obligations. In addition, the Company's cash and cash equivalents contained $15.0 million of restricted cash as of September 30, 1996 resulting from the Bridge Loan. In October 1996, the cash restriction was reduced to $7.0 million as a result of the $10.0 million repayment of the Bridge Loan. Subsequent to this payment, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $2.5 million and $22.4 million for the remainder of 1996 and 1997, respectively.

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

   Effective June 30, 1996, World Airways amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement, which expires in 1999, is collateralized by certain receivables, inventory, and equipment. As of September 30, 1996, the outstanding balance of the spare parts loan and revolving line of credit was $9.4 million and $4.2 million, respectively, with $1.2 million capacity available on the revolving line of credit.

   Under the terms of the amended Credit Agreement, World Airways is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases), (ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends World Airways' cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1996 and 1997 of more than $35.0 million and $25.0 million, respectively, or in any subsequent year of more than $15.0 million. World Airways must also maintain a certain quarterly net worth and net income (loss) requirements. As of September 30, 1996, World Airways was in compliance with these amended covenants. No assurances can be given, however, that World Airways will continue to meet these covenants or, if necessary, obtain the required waivers. In addition, World Airways granted 50,000 warrants to BNY in October 1996.

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

   In May 1996, US Order entered into two credit agreements with the same bank that provide for borrowings up to $5.0 million. As of September 30, 1996, US Order had no borrowings against either of these two credit lines, but had committed $3.3 million of these credit lines through the issuance of a letter of credit to STL for the purchase of its next generation smart telephone.

   On August 29, 1996, the Company entered into a bridge loan (the "Bridge Loan") with a financial institution pursuant to which the Company borrowed $25.0 million and subsequently retired its existing 13 7/8% Subordinated Notes of the same amount. The Bridge Loan is due September 29, 1997 and earns interest of LIBOR plus 2.5%, payable monthly. Under the terms of the Bridge Loan, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the loan, and as of September 30, 1996, $15.0 million of its cash was restricted. The

Company also entered into a purchase agreement (the "Purchase Agreement") on September 30, 1996 which contained a series of promissory notes totaling $10.0 million which was used to retire a portion of the Bridge Loan in October 1996. The notes are payable in three installments through September 2000 and earn interest of 10%, payable semi-annually. In connection with the Purchase Agreement, the Company granted 120,000 warrants to the lenders which were valued at approximately $0.4 million. The Company may also be required to issue up to an additional 80,000 warrants contingent upon certain market conditions. As a result of the $10.0 million retirement of the Bridge Loan, the cash restriction was reduced to $7.0 million.

RECENT TRENDS AND DEVELOPMENTS

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

   Based on disappointing results from these operations and a decision to refocus its strategic direction on its core business, World Airways announced in July 1996 its decision to exit its scheduled service operations by October 1996. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. This decision resulted in a loss of approximately $28.5 million (net of income tax effect) which was recognized in the second quarter of 1996. This amount included an operating loss of approximately $7.5 million relating to second quarter operations and a $21.0 million charge (net of income tax effect) which includes the following: estimated operating losses during the phase-out period; lease costs on unutilized aircraft; passenger reprotection expenses; and the writeoff of certain leasehold improvements. World Airways incurred approximately $13.2 million of the costs during the quarter ended September 30, 1996 believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. As of November 8, 1996, World Airways believes that it has met substantially all of its cash obligations of the phase-out period. As a result of this decision, World Airways will reduce its fixed overhead costs, primarily through the elimination of costs related to discontinued operations.

   In connection with the discontinuance of its scheduled service operations, World Airways may be subject to claims by third parties. Although no claims have been filed against World Airways, there can be no assurance that such claims will not be filed in the future.

   As indicated above, World Airways has shifted its strategic direction and will focus its energies on its core business: operating aircraft under contracts with international carriers, the U.S. government, and international tour operators. From these continuing operations, the Company reported $13.7 million in earnings for the nine months ended September 30, 1996. While World Airways maintains a contract backlog of $462.0 million as of that date and expects that its core business will remain profitable, no assurances can be given that it will be able to maintain profitability within its continuing operations.

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

   US Order.  On November 7, 1996, US Order and Colonial Data merged with and
   --------
into InteliData. The merger was accounted for under the purchase method of accounting, with US Order being deemed the acquirer. Pursuant to this transaction, InteliData became the successor corporation to US Order. Under the terms of the merger, each outstanding share of the common stock of US Order and Colonial Data, $.001 par value and $.01 par value, respectively, was converted into one share of InteliData common stock, $.001 par value. Immediately following the merger, former holders of US Order common stock held approximately 52% of the outstanding shares of InteliData, with former holders of Colonial Data common stock collectively holding the remaining 48% of InteliData's outstanding shares of common stock. The purchase price of Colonial Data approximated $189.0 million, was allocated as follows: (1) approximately $87.0 million to tangible and intangible assets net of liabilities assumed, (2) approximately $30.0 million to the cost in excess of net assets acquired ("goodwill") and (3) approximately $72.0 million to in-process research and development with no alternative future use, which will be expensed by InteliData in the fourth quarter of 1996. The goodwill will be amortized over a fifteen year period on a straight-line basis.

   Stock Repurchase Plans.  The managements of WorldCorp and World Airways are
   ----------------------
currently exploring ways to maximize value for the shareholders of each company. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a disposition of its interest in World Airways to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

   In addition, WorldCorp and World Airways recently announced their intention to purchase up to 2.5 million and one million shares, respectively, of their publicly-traded Common Stock pursuant to open market transactions. As of November 8, 1996, WorldCorp and World Airway had purchased shares of their Common Stock for an aggregate cost of $5.6 million and $7.2 million, respectively. There can be no assurances, however, that either company will purchase any additional shares.

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

   On November 6, 1996, the plaintiff in the Boster Litigation filed a "Motion for Stay of Litigation Pending Settlement Becoming Effective" (the "Stay Motion"). The Stay Motion recites that a settlement agreement has been reached involving the plaintiff, the Federal Deposit Insurance Corporation, and an individual resolving other litigation involving Washington Bancorp (the "FDIC Settlement"). If the FDIC Settlement becomes final, the plaintiff has agreed to dismiss with prejudice the Boster Litigation against all defendants, including the World Defendants, with each party to bear its own costs. In that event, the World Defendants would not have any further liability in the Boster Litigation. The final resolution of the FDIC Settlement depends upon certain contingencies, including a request for certain treatment from the Internal Revenue Service.
The FDIC Settlement provides that if all of the conditions to that settlement are not satisfied by June 30, 1997, either party may elect to terminate that settlement. The Stay Motion requests an indefinite stay of the Boster Litigation pending the resolution of the FDIC

Settlement.

   In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition of the Company. In connection with the discontinuance of its scheduled service operations, World Airways may be subject to claims by third parties. Although no claims have been filed against World Airways, there can be no assurance that such claims will not be filed in the future.

Employees

   World Airways cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998.

   World Airways' flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992. In June 1996, World Airways signed a new four year labor agreement with the Teamsters which provides for retroactive pay increases for the flight attendants and work rule flexibility and lengthened duty time rules for World Airways. The agreement is was ratified by the flight attendants in August 1996. World Airways' flight attendants continue to challenge the use of foreign flight attendant crews on World Airways' flights for Malaysian Airlines and Garuda Indonesia which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While World Airways intends to contest this matter vigorously in an upcoming arbitration, an unfavorable ruling for World Airways could have a material adverse effect on World Airways.

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

Dividend Policy

   WorldCorp has never paid any cash dividends and does not plan to do so in the foreseeable future. WorldCorp, which owns a majority position in World Airways' and InteliData's common stock, is subject to the provisions of two indentures expiring in 2000 and 2004 under which it is obligated to cause the companies not to pay dividends under certain circumstances. Under the indenture terminating in 2004, WorldCorp has agreed to cause the companies not to pay dividends if at the time WorldCorp is in default under such indenture.

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

ESSOP

   The Board of Directors of World Airways adopted an Employee Savings and Stock Ownership Plan (the

"Plan") effective October 1, 1996. The Plan is intended to allow participating employees to share in the growth and prosperity of World Airways, to encourage participants to save on a tax-favored basis, and to provide participants an opportunity to accumulate capital for their future economic security.

   The Plan is an amendment and continuation of the WorldCorp Employee Savings and Stock Ownership Plan (the "WorldCorp KSOP"). As a result of various business developments, the vast majority of the participants in the WorldCorp KSOP were World Airways employees. For that reason, WorldCorp and World Airways agreed that World Airways should assume WorldCorp's obligation under the WorldCorp KSOP. In connection with that action, the Trustees exchanged the unallocated shares of WorldCorp common stock held by the WorldCorp KSOP for a like-value of shares in World Airways common stock. World Airways also made a special contribution of $50,000 to the Plan.

   The Plan will continue to hold the shares of WorldCorp common stock that were allocated the participants' accounts before October 1, 1996. No additional shares of WorldCorp common stock will be allocated under the Plan on or after that date. Instead, participants will have the opportunity to receive future allocations of World Airways common stock.

Income Taxes

   At December 31 1995, WorldCorp had approximately $43.4 million in net operating loss carryforwards ("NOLs") that are available to offset future federal taxable income.

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

   In addition, World Airways, which does not file a consolidated income tax return with the Company, had a valuation allowance for deferred tax assets as of December 31, 1995 of $39.5 million. World Airways' estimate of the required valuation allowance is based on a number of factors, including historical operating results. While World Airways expects to generate net earnings from continuing operations in 1996, it will continue to assess the appropriateness of the valuation allowance based on future operations. A portion of World Airways' NOLs are subject to an annual limitation as a result of a previous ownership change, for tax purposes, which occurred in 1991.

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

                                      35


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

    10.20          WorldCorp, Inc. Employee Savings and Stock Ownership Plan.  (Filed as           Incorporated
                   Exhibit 10.49 to WorldCorp, Inc.'s Annual Report on Form 10-K                   by reference
                   for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

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

   10.113          Side Letter dated January 11, 1995 from WorldCorp, Inc. to Scott &              Incorporated
                   Stringfellow, Inc. regarding commitment to make contributions to                by reference
                   the WorldCorp Employee Savings and Stock Ownership Plan (the "ESSOP"),
                   for the duration of the Scott & Stringfellow loan to the ESSOP.

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

27  Financial Data Schedule for quarter ended September 30, 1996  Filed Herewith

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



Date:  November 14, 1996