Form 10-K
period 1996-12-31
WORLDCORP INC
filed 1997-03-31
CIK 811664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

   For the fiscal year ended: DECEMBER 31, 1996 Commission File Number 1-5351

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 26, 1997 was approximately $45,060,795.

The number of shares of the registrant's Common Stock outstanding on March 26, 1997 was 15,020,265.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of WorldCorp, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

                                                  WORLDCORP, INC.

                                          1996 ANNUAL REPORT ON FORM 10-K

                                                 TABLE OF CONTENTS


                                                                                                         Page


PART I

Item 1.    Business.........................................................................................3

Item 2.    Properties......................................................................................19

Item 3.    Legal Proceedings...............................................................................19

Item 4.    Submission of Matters to a Vote of Security Holders.............................................19


PART II

Item 5.    Market for Registrant's Common Stock and Related Security Holder Matters........................20

Item 6.    Selected Financial Data.........................................................................21

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................................................22

Item 8.    Financial Statements and Supplementary Data.....................................................42

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................................77


PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................77

Item 11.   Executive Compensation..........................................................................78

Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................78

Item 13.   Certain Relationships and Related Transactions..................................................78


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................79

                                                      PART I

ITEM 1.  BUSINESS

       WorldCorp, Inc., a Delaware corporation ("WorldCorp" or the "Company"), was organized in March 1987 to serve as the holding company for World Airways, Inc., a Delaware corporation ("World Airways"), which was organized in March 1948 and is the predecessor to the Company. Currently, WorldCorp owns positions in companies that operate in two distinct business areas.

       WorldCorp's aviation services subsidiary, World Airways, is a leading provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. World Airways also leads a contractor teaming arrangement that is the largest single supplier of commercial aircraft to the United States Air Force's Air Mobility Command ("U.S. Air Force" of "USAF"). World Airways was a wholly-owned subsidiary in 1993. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, the Company increased its ownership in World Airways to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares of its common stock were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. At December 31, 1996, WorldCorp and MHS owned 6,915,915 shares, or 61.3%, and 1,990,000 shares, or 17.6%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded.

       On March 14, 1997, World Airways announced that Charles W. Pollard departed as President and Chief Executive Officer. Pursuant to the company's bylaws, T. Coleman Andrews, III, Chairman of the Board, will act as President on an interim basis pending the hiring of a new CEO.

       The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. WorldCorp is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

       WorldCorp also had an ownership interest in US Order, Inc. ("US Order"), a company which provided products and services for two markets: home banking and smart telephones. In August 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data would be merged with and into a new public company, InteliData Technologies Corporation ("InteliData"). Pursuant to this Merger which was consummated on November 7, 1996, InteliData became the successor corporation to US Order. The Merger was treated as a purchase of Colonial Data by US Order. InteliData concentrates on three markets: (1) consumer telecommunications; (2) electronic commerce; and (3) interactive services. At December 31, 1996, WorldCorp owned 9,179,273 shares of InteliData, or an ownership interest of approximately 28.9%. Following this merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting.

       In September 1996, the Company  announced its intention to purchase up to
2.5 million shares of its publicly-traded Common Stock pursuant to open market transactions. As of March 24, 1997, the Company had purchased 1,362,500 shares of its Common Stock for an aggregate cost of $7.8 million. WorldCorp does not intend to purchase any additional shares at this time.

       The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions in the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

       The principal executive offices of WorldCorp are located at Washington Dulles International Airport in The Hallmark Building, 13873 Park Center Road, Herndon, Virginia 20171. WorldCorp's telephone number is (703) 834-9200.

OVERVIEW

       WorldCorp owns positions in companies that operate in two distinct business areas. World Airways (Nasdaq:WLDA) provides worldwide passenger and cargo air transportation to major international airlines, the U.S. Air Force, and international tour operators, with a fleet of MD-11 and DC10-30 aircraft. InteliData (Nasdaq:INTD) concentrates on three markets: (1) consumer telecommunications; (2) electronic commerce; and (3) interactive services.

WORLD AIRWAYS

       World Airways is a leading global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. Airline operations account for 100% of its operating revenue and operating income. World Airways' passenger and freight operations employ 13 wide- body aircraft which are operated under contracts, primarily with Pacific Rim airlines. These contracts generally require World Airways to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while its customers are responsible for a large portion of the other operating costs, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offer greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is the largest single supplier of commercial aircraft to the United States Air Force's Air Mobility Command (" U.S. Air Force" or "USAF").

       In July 1996, World Airways restructured its business to focus on the growing and profitable ACMI contract services. As such, World Airways ceased all scheduled passenger and scheduled charter services as of October 27, 1996, taking a one-time charge of $21.0 million (see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")).

       World Airways' operating philosophy is to build on its existing ACMI contracts to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts because such contracts shift yield, load factor and cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes a large portion of the operating expenses, including fuel. World Airways maximizes profitability by combining its multi-year ACMI contracts with short term, higher-yielding ACMI agreements which meet the peak seasonal requirements of its customers. World Airways responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

       World Airways focuses its marketing efforts on the Pacific Rim, where rapid economic development drives demand for its services. World Airways believes that its modern fleet of long-range medium-density wide-body MD- 11 and DC10-30 aircraft are ideally suited to the Pacific Rim market. World Airways' aircraft permit its customers to serve less dense international routes where a Boeing 747 would provide excess capacity. World Airways has operated in the Pacific Rim almost since its inception, and believes that it has developed the ability to serve this market well.

       World Airways substantially increases its potential customer base by being able to serve both passenger and cargo customers. The Company flies passenger, cargo and passenger/cargo convertible aircraft that the Company believes permit the Company to target emerging opportunities. World Airways has been providing safe, reliable ACMI services for almost 50 years. World Airways has flown for the USAF since 1956, for Malaysian Airlines System Berhad ("Malaysian Airlines") since 1981 and for Garuda Indonesia ("Garuda") since 1973.

CUSTOMERS

       Over the years, World Airways has developed long-term relationships with a number of major international airlines and with the USAF (see "MD&A - Customers"). World Airways' growth strategy is based, first and foremost, upon providing the highest level of service to these customers, thereby maintaining and expanding the amount of business being done through long-term contracts. These contracts have increased the year-round usage of its aircraft fleet, reduced the seasonality of its business and contributed to its recently improved operating performance.

       Malaysian Airlines. World Airways has provided wet lease service to Malaysian Airlines since 1981, providing wet lease services for Malaysian
Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 17.6% of World Airways as of December 31, 1996, also owns 29.1% of Malaysian Airlines. In late 1994, World Airways entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide aircraft to Malaysian Airlines. In 1996, World Airways provided three aircraft for Hadj operations. World Airways recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby it will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. World Airways is currently in preliminary discussions with Malaysian Airlines regarding a potential eleven-month reduction in the utilization of one of these aircraft during the 32-month term of the contract.

       Until recently, World Airways operated four passenger aircraft for Malaysian Airlines under the multi-year agreements described above. The contract for two of the four passenger aircraft for Malaysian Airlines expired in March 1997. While World Airways is deploying these two aircraft in the 1997 Hadj, and will actively re-market the aircraft thereafter, it can provide no assurance that it will be able to redeploy the two aircraft, beginning June 1997, at price and utilization levels at least as favorable as under the terms of the Malaysian Airlines contracts.

     World Airways originally operated three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July, 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contracts. World Airways and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contract's original obligations. World Airways can provide no assurances, however, that it will, in fact, be able to redeploy these two aircraft back into Malaysian Airlines' operations to meet the contract's original obligations.
Revenues associated with these contracted obligations are included in World Airways' backlog included herein.

       Garuda. World Airways has flown for Garuda periodically since 1973 and yearly since 1988. Since 1988, World Airways has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1996, approximately 200,000 Indonesians traveled to Jeddah for the Hadj pilgrimage. During the 1996 Hadj pilgrimage, World Airways provided passenger service to Garuda with seven aircraft, flying approximately 40,000 Indonesians on Company aircraft. Due to World Airways' capacity constraints during the period of Hadj flying, World Airways reached an agreement with Garuda to operate six aircraft during the 1997 pilgrimage.

       Philippine Airlines. In May 1996, World Airways entered into a new ACMI contract with Philippine Airlines, thereby further expanding its presence in the Pacific Rim. World Airways presently operates four MD-11 passenger aircraft for Philippine Airlines under an agreement, with high minimum monthly utilization levels. World Airways, however, has recently received a written communication from Philippine Airlines in which the airline contends that its leases for all four aircraft expire on November 15, 1997. World Airways believes that this position is contrary to the understanding of the parties that each of the MD-11s are to be leased by Philippine Airlines for a period of 18 months from delivery of each aircraft. The parties are currently discussing the length of the lease term for these aircraft. World Airways can provide no assurances, however, that Philippine Airlines will agree to lease any of the four MD-11 passenger aircraft beyond November 15, 1997, or that it will be able to secure other business at as favorable price and utilization levels.

       Also, subsequent to year-end, at Philippine Airlines' request, World Airways agreed to a payment plan with respect to Philippine Airlines' wet lease obligations for several months beginning in March 1997. Although Philippine Airlines is current on this payment plan to date, if Philippine Airlines defaults on this payment plan, or fails to meet its monthly aircraft lease obligations, this development, if not offset by other business, would have a material adverse effect on the cash flows, financial condition and results of operation of World Airways.

       U.S. Air Force. World Airways has provided international air transportation to the U.S. Air Force since 1956. The overall downsizing of the U.S. military, combined with a need to respond quickly to the growing number of global regional conflicts places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. Although World Airways' agreements with the USAF provide for full service contracts with certain minimum performance requirements, it has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates.

       The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to CRAF. World Airways utilizes such teaming arrangements to maximize the value of potential awards. World Airways leads a contractor teaming arrangement that enjoys a 44% market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, World Airways' portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $52.8 million for the government's 1996-97 fiscal year.

       The current annual contract commenced on October 1, 1996 and expires on September 30, 1997. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on an ad hoc basis as needs arise. Due to the utilization of a significant number of its aircraft under multi-year contracts and other contractual commitments, it is unlikely that World Airways will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of the U.S. Air Force's contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S.
Air Force.

     Although World Airways' customers bear the financial risk of filling the World Airways' aircraft with passengers or cargo, World Airways can be affected adversely if its customers are unable to operate its aircraft profitably, or if one or more of World Airways' customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, World Airways can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements.

       As a result of these and other contracts, World Airways had an overall contract backlog at December 31, 1996 of $468.0 million, compared to $462.0 million at December 31, 1995. Approximately $253.5 million of the backlog relates to 1997 operations. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours (defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination) guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 60% and 20% of the backlog relates to its multi-year contracts with Malaysian Airlines and Philippine Airlines, respectively. While the percentage of its 1997 block hour capacity that is currently under contract exceeds the comparable percentage in the past several years, World Airways still has substantial uncontracted capacity in the third and fourth quarters of 1997. In addition, a significant portion of World Airways' current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, World Airways is actively seeking customers for 1997 and beyond. World Airways' financial results and financial condition would be affected adversely if it is unable to secure additional business to reduce this excess capacity.

       The  information   regarding  major  customers  and  foreign  revenue  is
contained in Note 18 "Segments and Major Customers" of the Company's "Notes to Financial Statements" in Item 8.

       Information concerning the classification of products within the air transportation industry comprising 10% or more of World Airways' operating revenues from continuing operations is presented in the following table (in millions):

                                                                           Year Ended December 31,
                                                                      ---------------------------------
                                                                      1996           1995          1994
                                                                      ----           ----          ----

       Flight Operations - Passenger                              $    257.6     $   168.0      $  134.6
       Flight Operations - Cargo                                        39.3          64.6          39.3

COMPETITION

       The market for outsourcing air passenger and cargo ACMI services is highly competitive. Certain of the passenger and cargo air carriers against which World Airways competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to World Airways. World Airways believes that the most important bases for competition in the ACMI outsourcing business are the age of the aircraft fleet, the passenger, payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the ACMI outsourcing market include MartinAir Holland, Tower Air and American TransAir and all-cargo carriers, such as Atlas Air, Gemini Air Cargo, Polar Air Cargo and Kitty Hawk, and scheduled and non-scheduled passenger carriers which have substantial belly capacity. The ability of World Airways to achieve the growth anticipated by its strategic plan depends upon its success in convincing major international airlines that outsourcing some portion of their air passenger and cargo business remains more cost-effective than undertaking passenger or cargo operations with their own incremental capacity and resources. The allocation of military air transportation contracts by the USAF is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of national emergencies. The formation of competing teaming arrangements comprised of larger partners than those sponsored by World Airways, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of its current partners, could adversely affect the size of the USAF contracts, if any, which are awarded to World Airways in future years.

SEASONALITY

       Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. World Airways experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1997, World Airways' flight operations associated with the Hadj pilgrimage will occur from March 15 to May 20. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years. World Airways believes that its contracts with Malaysian Airlines and the USAF should lessen the effect of these seasonal factors.

       The quarterly financial data is contained in Note 21 "Unaudited Quarterly Results" of the Company's "Notes to Financial Statements" in Item 8.

NEW MD-11ER AIRCRAFT

       In 1996, World Airways entered into two 24-year leases with McDonnell Douglas to operate a new extended- range model of the McDonnell Douglas MD-11 (see "MD&A - Liquidity and Capital Resources - Capital Commitments"). The aircraft, known as the MD-11ER, is capable of flying nonstop between such cities as Zurich and Santiago, New York and Johannesburg, and Los Angeles and Shanghai. The jetliner's increased range is due to a combination of the following: engineering innovations; aerodynamics improvements that minimize aircraft drag; major reductions in the airframe weight; significantly increased fuel capacity; and a higher allowable maximum takeoff weight that provides the heavier fuel load without loss of payload.

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

       The air transportation industry in general is affected by the price and availability of aviation fuel. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have not had a significant impact on World Airways' operations in recent years because, in general, its ACMI contracts with its customers limit World Airways' exposure to increases in fuel prices. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and the financial condition and results of operations of World Airways.

REGULATORY MATTERS

       World Airways is subject to government regulation and control under the U.S. laws and the laws of the various countries in which it operates. It is also governed by bilateral services agreements between the U.S. and the countries to which it provides airline service. World Airways is subject to Title 49 of the United States Code (the "Transportation Code"), under which the DOT and the Federal Aviation Administration (the "FAA") exercise regulatory authority. Additionally, foreign governments assert jurisdiction over air routes and fares to and from the U.S., airport operation rights, and facilities access.

       World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. Most recently, as the FAA has increased its scrutiny of U.S. airlines, it was assessed a preliminary fine of $810,000 in connection with certain minor security violations by ground handling crews contracted by World Airways for services at foreign airport locations. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements. World Airways has taken steps to comply with the U.S. requirements and believes that any fines ultimately imposed by the FAA will not have a material adverse effect on the financial condition or results of operations of the company. World Airways is subject to the Transportation Code, under which the DOT and the FAA exercise regulatory authority. Generally, the FAA has regulatory jurisdiction over flight operations, including equipment, personnel, maintenance and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operating, airworthiness and other certificates, which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of airline safety regulations. The DOT maintains authority over international aviation, subject to review by the President of the U.S. and has jurisdiction over unfair trade practices and consumer protection policies on domestic and international routes and fares. Additionally, foreign governments assert jurisdiction over air routes and fares to and from the U.S., airport operation rights and facilities access.

       World Airways is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training weather observation, flight time, crew qualifications, aircraft registration and other matters affecting air safety. The FAA requires each air carrier to obtain an operating certificate and operations specifications authorizing the carrier to operate to particular airports on approved international routes using specified equipment. These certificates and specifications are subject to amendment, suspension, revocation or termination by the FAA. In addition, all of World Airways' aircraft must have and maintain certificates of airworthiness issued or approved by the FAA. World Airways currently holds an FAA air carrier operating certificate and operations specifications under Part 121 of the Federal Aviation Regulations. The FAA has the authority to suspend temporarily or revoke permanently the authority of World Airways or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.

       Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, World Airways' aircraft fleet must comply with certain Stage 3 noise restrictions by certain specified deadlines. All of its aircraft currently meet the Stage 3 noise reduction requirement, which is currently the most stringent FAA noise requirement. FAA regulations require compliance with the Traffic Alert and Collision Avoidance System ("TCAS"), approved airborne windshear warning system and aging aircraft regulations.

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

       Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. In addition, World Airways is subject to the jurisdiction of other governmental entities, including (i) the FCC regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (ii) the Commerce Department, the Customs Service, the Immigration and Naturalization Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding its international operations, (iii) the Environmental Protection Agency (the

"EPA") regarding  compliance with standards for aircraft  exhaust  emissions and
(iv) the Department of Justice regarding certain merger and acquisition transactions. The EPA regulates operations, including air carrier operations, which affect the quality of air in the U.S. World Airways has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke emissions standards issued by the EPA.

       World Airways' international operations are generally governed by the network of bilateral civil air transport agreements providing for the exchange of traffic rights between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. Bilateral provisions pertaining to the charter services in which it is primarily engaged vary considerably depending on the particular country. Most bilateral agreements into which the U.S. has entered permit either country to terminate the agreement with one year's notification to the other. In the event a bilateral agreement is terminated, international air service between the affected countries is governed by the principles of comity and reciprocity.

       Certain airports served by World Airways are subject to slot allocations administered by the governments of the countries in which such airports are located or by coordinating committees comprising airline representatives. A "slot" is an authorization to take off or land at the designated airport within a specified time window. In the past, World Airways has generally been successful in obtaining the slots it needs in order to conduct planned operations. There can be no assurance, however, that it will be able to do so in the future because, among other factors, government policies regulating the distribution of slots, both in the U.S., and in foreign countries, are subject to change.

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

       Due to its participation in CRAF, World Airways is subject to inspections approximately every two years by the military as a condition of retaining its eligibility to perform military charter flights. The last such inspection was undertaken in 1996 and the next is anticipated to occur in 1998. As a result of such inspections, it has been required to implement measures, such as the establishment of a crew resource management course, beyond those required by the DOT, FAA and other government agencies. The USAF may terminate its contract with World Airways if it fails to pass such inspection or otherwise fails to maintain satisfactory performance levels, if it loses its airworthiness certificate or if the aircraft pledged to the contracts lose their U.S. registry or are leased to unapproved carriers.

       World Airways believes it is in compliance in all material respects with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of its DOT or FAA authorizations or certificates could have a material adverse effect upon World Airways. World Airways also is subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities which operate the airports it serves. Certain airport operations have adopted local regulations which, among other things, impose curfews and noise abatement regulations. While it believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on World Airways.

EMPLOYEES

       As of March 1, 1997, World Airways had 726 full time employees classified as follows:

                                                                                  Number of
                  Classification                                             Full-Time Employees
                  --------------                                             -------------------
                  Management.....................................................      9
                  Administrative and Operations..................................    324
                  Cockpit Crew (including pilots)................................    323
                  Flight Attendants (active).....................................     70
                                                                                     ---
                      Total Employees............................................    726
                                                                                     ===


       World Airways' cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in June 1998.

       World Airways' flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992. In June 1996, World Airways signed a new four year labor agreement with the Teamsters which provides for retroactive pay increases for the flight attendants and work rule flexibility and lengthened duty time rules for World Airways. The agreement was ratified by the flight attendants in August 1996. World Airways' flight attendants challenged the use of foreign flight attendant crews on its flights for Malaysian Airlines and Garuda Indonesia which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter recently denied the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that World Airways' contract with its flight attendants requires it to first actively seek profitable business opportunities that require using its flight attendants, before World Airways may accept wet lease business opportunities that use the flight attendants of its customers. World Airways can provide no assurances as to how the imposition of this requirement will affect its financial condition and results of operations.

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

INTELIDATA

     InteliData was incorporated in order to effect the merger ("Merger") of US Order and Colonial Data. The Merger was announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Merger was consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. The Merger was treated as a purchase of
Colonial Data by US Order. At December 31, 1996, WorldCorp's ownership in InteliData was 28.9%. Following this Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting.

       Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co. ("Braun Simmons") for approximately $7.0 million consisting of cash and US Order common stock and including US Order transaction costs pursuant to the merger of Braun Simmons into US Order. Braun Simmons was an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions. The acquisition expands InteliData's product line for both large and small financial institutions.

       The business of InteliData consists of the businesses previously conducted by US Order, Colonial Data and Colonial Data's subsidiaries. InteliData develops and markets products and services for the telecommunications and financial services industries through its three business divisions: consumer telecommunications, electronic commerce and interactive services.

     The consumer telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies ("RBOCS") and other telephone companies ("telcos"). InteliData has concentrated its product development and marketing efforts on products that support Caller ID and other emerging intelligent network services, including a smart telephone, the Telesmart 4000/Intelifone(TM), which provides consumers call management features and the ability to access numerous network services and interactive applications via telephones. InteliData currently offers a line of Caller ID adjunct units and telephones with integrated Caller ID, small business telecommunications systems and high-end consumer telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

       The electronic commerce division develops and markets products and services to assist financial institutions in their home banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their banks and credit unions electronically, and to assist financial institutions in connecting to and transacting business with third parties, including data processors and billers. The services focus on a financial institution's back office, offering outsourcing for data entry, telemarketing, customer service and technical support. InteliData currently receives its electronic commerce revenues largely from the sale of products and services to Visa International Service Association, Inc. ("Visa") member banks.

       On August 1, 1994, US Order sold its bill payment operations and technology (the "Visa Bill-Pay System") to Visa for cash and the right to future royalty payments which are based on the number of customers utilizing the Visa Bill-Pay System. InteliData's right to future royalty payments from Visa is subject to a cumulative offset amount aggregating $880,000 and, accordingly, InteliData does not expect to begin receiving royalty payments until at least the second half of 1997. Visa formed Visa InterActive, Inc. ("Visa InterActive") around the technology and personnel acquired from US Order, including 54 former employees of US Order. Visa InterActive also has agreed, through 2000, to inform Visa member banks that InteliData is a preferred provider of certain electronic commerce products and services.

       The interactive services division was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") devices and personal digital assistants ("PDAs"). InteliData intends to sell interactive applications directly to end users and through other companies, including telcos and wireless communications companies. InteliData's current interactive applications include electronic national directory assistance lookup, one-way alpha-numeric paging, one-way internet e-mail, a personal directory data save and restore function and information services such as news, weather, sports scores, stock quotes, lottery results and horoscopes.

INDUSTRY BACKGROUND

     InteliData  maintains   operations  in  three  primary  markets:   consumer
telecommunications, electronic commerce and interactive services.

     Consumer Telecommunications. The consumer telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by RBOCs and other telcos. Deregulation and technological advances have intensified competition among existing operators of telecommunication networks and encouraged the entrance of new service providers. In addition, there are mergers pending among certain RBOCs and further industry consolidation may occur in the future. In the United States, competition among RBOCs, other telcos and long distance carriers and new service providers that have entered the local and long distance markets, has increased and may increase further as a result of the Telecommunications Act of 1996 (the "Telecommunications Act") or industry consolidation. RBOCs and other telcos are responding to increasing competition by, among other things, introducing value-added, intelligent network services.

       In order to deploy intelligent network services, the telcos have been upgrading their telecommunications networks to support a set of standards, known as the Intelligent Networks ("IN"). IN supports open, distributed switching and processing capabilities and allows the telcos to create, modify and deploy new services quickly and economically. In addition, Bell Communications Research, Inc. has developed the Analog Display Services Interface ("ADSI"), a standard protocol for the simultaneous transmission of data and voice information between an information source and a subscriber's telephone or other communications device such as a smart telephone.

     One of the first intelligent network service offerings by RBOCs and telcos was Caller ID, a service that provides information about the incoming call (including the number and name of the caller and the time and date of the call) enabling that information to be displayed on a device located near the telephone (in the case of an adjunct unit) or on a display screen located on the telephone (in the case of an integrated Caller ID telephone). InteliData estimates that the current penetration rate of Caller ID service is approximately 15% of the total subscribers in those areas in the United States that have Caller ID capabilities.

       By deploying the ADSI protocol in the telecommunications network, RBOCs and other telcos will be able to offer additional intelligent network services and third-party interactive applications. ADSI-based services will include Caller ID on Call Waiting together with call disposition. By subscribing to Caller ID on Call Waiting with call disposition, a subscriber who receives a call waiting signal can look at the display screen on the smart telephone and see the name and number of the calling party before deciding whether to answer the call, send a prerecorded message telling the calling party to wait, forward the call to voice mail or drop the line. Additional services which can be supported through ADSI include on-line directory assistance, e-mail, paging, news, weather, stock quotes and other information.

       The regulatory environment relating to the telecommunications industry is undergoing rapid and significant changes. The Telecommunications Act of 1996 has effected basic changes in the telecommunications regulatory scheme. The intention of the Telecommunications Act is to enhance competition in all telecommunications markets and bring new packages, lower prices and increased innovation to U.S. telephone customers in the United States. The Federal Communications Commission ("FCC") issued its first major order under the Telecommunications Act in August 1996 which constitutes the FCC's initial measures to implement sections of the Telecommunications Act relating to interconnection between carriers and the provision of access to unbundled services. However, this order has been challenged and, as of March 1, 1997, the effectiveness has been stayed in the U.S. Court of Appeals for the Eighth Circuit. In December 1996, the FCC issued a Notice of Proposed Rule Making which suggests rules concerning the implementation of the Telecommunications Act provisions relating to RBOC manufacture of telecommunications and customer premises equipment. Although the FCC has not yet implemented the regulations relating to those provisions, the proposed regulations would permit RBOCs to manufacture products that support Caller ID and other emerging intelligent network services subject to certain conditions. InteliData is unable to predict what effect, if any, the Telecommunications Act and the emerging regulatory scheme under the Telecommunications Act will have on Caller ID service or InteliData's business generally.

       Electronic Commerce. The electronic commerce division provides products and services to financial institutions whose processes and systems are subject to regulatory approvals. Electronic commerce is a developing marketplace. Financial institutions are expanding their electronic home banking services to permit customers not only to review historical account information, but also to engage in transactions such as paying bills and transferring funds. InteliData's future growth and profitability will depend, in part, upon consumer acceptance of electronic home banking.

       Interactive Services. The interactive services division provides SmartTime(R) services to customers delivering personalized information to a variety of small screen devices, including screen telephones, alpha-numeric pagers, PCS/cellular telephones and addressable personal communicators. The division provides operating online and batch interactive services directed at consumers of small screen devices. Although it builds some of its services, InteliData is essentially an aggregator of other data sources and purchases data from many of the same suppliers as its competitors.

PRODUCTS AND SERVICES

     InteliData's business strategy is to develop products and services to meet the needs of its customers in each of its three markets: consumer telecommunications, electronic commerce and interactive services. InteliData develops products and services for the RBOCs and other telcos, financial institutions and their customers. InteliData strives to develop products with broad appeal that are easy-to-use, practical, inexpensive and built around common industry standards. InteliData believes that its products position InteliData to offer support services and interactive service applications which are expected to generate recurring monthly fee revenue.

       Consumer Telecommunications. Since introducing the first commercially available Caller ID unit in 1987, InteliData has developed and marketed Caller ID products with increased functionality to meet the needs of its RBOC and other telco customers. A substantial majority of InteliData's revenues are derived from the sale and leasing of its Caller ID products. InteliData's other consumer telecommunications products and services include integrated telephones, ADSI-compatible smart telephones, small business telecommunication systems, and repair and refurbishment.

       Electronic Commerce. InteliData's strategy in the electronic commerce market is to support financial institutions by providing products and services that help them deploy home banking to their customers. In addition, InteliData supports Visa InterActive with products and services which facilitate bill payment and bill presentment. InteliData's products and services are designed to provide consumers the ability to access and utilize their bank account information. They are also designed to provide financial institutions with connectivity to the Visa InterActive host computer system as well as to other third party payment processors.

       Interactive Services. InteliData's strategy is to deploy its interactive services on its smart telephones as well as other smart telephones and small screen devices, such as alpha-numeric pagers and PDAs, manufactured by other companies. InteliData intends to sell interactive service applications to RBOCs, telcos and end users through retail markets and direct sales programs. InteliData's current interactive service applications include electronic national directory assistance lookup, one-way alpha-numeric paging, one-way internet e-mail and a personal directory data save and restore function. Additionally, InteliData offers services providing news, weather, stock quotes, sports scores, and horoscopes. These are applications that will allow the smart telephone user to receive periodically updated application-specific information in an on-line format. In the future, InteliData expects to expand its interactive services by offering two-way internet e-mail, which will enable the user to not only send an e-mail message to an internet address, but also to receive an e-mail message from an internet address. As of December 31, 1996, InteliData has not generated revenues from its interactive services division.

MARKETING AND DISTRIBUTION

       InteliData sells its products and services to telephone operating companies, retailers and financial institutions in the United States. Revenues from InteliData's joint venture partner, an RBOC and an electronic banking service provider, were approximately 20%, 13% and 11% of total revenues for the year ended December 31, 1996.

       Consumer Telecommunications. InteliData markets its consumer telecommunications products and services through employees in its direct sales force and marketing department as well as independent sales representative firms. InteliData's distribution strategy is to make its products available to potential end users through multiple distribution channels including: direct fulfillment arrangements with RBOCs, direct marketing, direct sales, and retail.

       InteliData maintains direct fulfillment arrangements with Ameritech Corporation ("Ameritech"), Bell Atlantic Corporation ("Bell Atlantic"), BellSouth Corporation ("BellSouth"), NYNEX Corporation ("NYNEX") and Pacific Bell ("PacBell") and continually seeks to strengthen its current telco marketing alliances and to develop new alliances.

     Electronic Commerce. There are three distinct marketing channels within the electronic commerce market: bill payment, bill presentment and account access.

       Visa InterActive has designated the Company as a preferred provider of certain of the Company's bill payment products and services. One of the Company's strategies with Visa is to increase the number of subscribers for the Company's bill pay products and services with the goal of growing monthly fee revenues. Visa is the largest consumer payment system in the world.

       Visa markets its bill payment and bill presentment services directly to its member banks. Once a Visa member bank signs a commitment to deploy electronic commerce services through the Visa Bill-Pay System, an extended roll-out period of the bank's electronic commerce services begins. In March 1996, Microsoft, Inc. entered into an agreement with Visa InterActive to include an interface that will allow users of Microsoft's Money personal finance software package to access Visa InterActive's electronic bill payment system. Royalties due InteliData from Visa will be equal to $.666 per month per bill pay customer whose transactions are processed by Visa InterActive's bill pay system. InteliData's right to receive these quarterly royalty payments is subject to a cumulative offset of $73,000 per quarter beginning January 1, 1995 through December 31, 1997.

       As of December 31, 1996, Visa InterActive had announced commitments from 69 financial institutions for the Visa Bill-Pay System. However, due to the time necessary to install and implement the system for each bank, only 58 banks have rolled out the system in small, limited markets and have enrolled a relatively small number of customers. There can be no assurances as to the banks' ultimate success with this program or the number of customers that ultimately will use the program. Announced customers of Visa InterActive include Merrill Lynch, Fleet Bank, First Union, Fidelity Investments, First Tennessee Bank National Association, Star Bank, Zions Bank and Deposit Guarantee. InteliData believes its relationship with Visa InterActive keeps the Company in close contact with Visa, its banks and the end users of electronic commerce services. InteliData believes that this relationship will enable the Company to continue to develop complementary products and services, such as applications software for Visa member banks, and potentially enable it to have access to Visa's worldwide member banks. There can be no assurance, however, that InteliData's marketing efforts will be successful or that Visa will not reassess its commitment to InteliData at any time in the future.

       InteliData's  marketing  strategy in the bill  presentment  channel is to offer its bill presentment products and services directly to financial institutions as well as to billers using the Visa ePay system. In December 1995, Visa commenced its ePay electronic bill-payment programs with several major U.S. financial institutions. Visa's two-way ePay standard allows financial institutions to implement a fully electronic, seamless, back-end bill payment system. The ePay system is patented in the United States and is expected to significantly reduce remittance-processing inefficiencies for participating financial institutions and organizations that bill for goods and services. In addition, the system will enable billers to send invoices electronically to their customers who pay bills on-line.

       InteliData also is developing products and services for financial institutions who want to provide their customers with products and services that allow customers the ability to access certain information from their banking accounts, much as they do with touch tone telephones today, but over personal computers and screen based telephones as well.

     Interactive Services. InteliData's strategy in the interactive services market is to build a subscriber base for its bundle of interactive service
applications   on  its  own  smart   telephones  and  on  small  screen  devices
manufactured by other companies. In this regard, InteliData gains access to telco customers through its existing relationships with the RBOCs and other telcos. InteliData believes that the marketing of smart telephones and the interactive services will be more successful when a consumer can subscribe to network services and purchase the telephone from a single source, especially when the payment for the equipment can be made either on an installment basis or by monthly lease payments through the subscriber's telephone bill. In 1996
InteliData began selling its interactive content through retail stores and related outlets. InteliData expects to be able to expand this channel during 1997 and also make its services available on telephones and other small screen devices manufactured by others. InteliData has identified additional distribution channels for its interactive services that it will begin to develop during 1997 such as wireless communications or paging companies.

COMPETITION

     Consumer Telecommunications. The market for InteliData's products and services is highly competitive and subject to increased competition resulting from rapid technological change as well as increased competition resulting from changes in the telecommunications industry consolidation and the emergence of new market entrants. At present, InteliData's principal competitors in the market for Caller ID products are CIDCO Incorporated ("CIDCO"), Lucent Technologies, Inc. ("Lucent") and Northern Telecom, Ltd. ("Northern Telecom"). InteliData's Caller ID products also compete with Caller ID telephones offered by Panasonic Co. ("Panasonic"), Sony Corp. ("Sony"), Thomson Consumer Electronics, Inc. ("Thomson") and US Electronics, Inc. ("US Electronics") and other companies.

     The smart telephone marketed by InteliData is subject to competition from smart telephones marketed by Philips Electronics, N.V. ("Phillips"), Northern Telecom and CIDCO as well as other emerging platforms for interactive service applications delivered through personal computers and cable television.

       InteliData's competitors, including Philips and Northern Telecom, have already introduced smart telephones that include technological features incorporated in its Telesmart 4000 smart telephone product. Visa InterActive and Philips have announced that they have entered into a letter of intent to collaborate on a series of projects, including the development of a Visa InterActive banking application on a Philips smart telephone. Any bill pay transaction generated by a Phillips smart telephone that is processed by Visa InterActive will potentially generate a royalty payment due to InteliData from Visa.

     InteliData expects competition in the markets for its consumer telecommunications products and services to increase in the future and expects competition from existing and new competitors, possibly including RBOCs, other telcos or other current customers, as well as from network switch-based services and from the increased application of cellular technology. InteliData's primary current and potential competitors in the market for its consumer telecommunications products and services have substantially greater financial, marketing and technical resources than InteliData. Increased competition could materially and adversely affect InteliData's results of operations through, among other things, price reductions and loss of market share.

     InteliData's Telesmart 4000/IntelifoneTM smart telephone product incorporates newer DSP technology. Although it is currently unaware of any efforts by its competitors to deploy DSP technology in their smart telephones, InteliData expects that its competitors will attempt to replicate the Telesmart 4000/IntelifoneTM smart telephone DSP design if it is commercially successful. InteliData expects that as the market for smart telephones grows, it will face competition from traditional personal computer on-line service providers, such as America Online, Inc., Prodigy, Inc. and CompuServe Corp, as well as from personal computer software companies such as Intuit, Inc. ("Intuit") and Novell, Inc.
                                                       14

       InteliData competes with a large number of competitors for its repair services and other services supporting the development and implementation of intelligent network services. Several of InteliData's competitors in the market for such services have substantially greater financial, marketing and technological resources than InteliData. There can be no assurance that InteliData will be able to continue to compete successfully against its existing competitors or that it will be able to compete successfully against new competitors.

       InteliData believes that the principal competitive factors in the markets for its consumer telecommunications products and services are knowledge of the requirements of the various RBOCs and other telcos, product reliability, product design, the quality of its repair and support services, customer service and support, and price relative to performance. InteliData competes in the market for its consumer telecommunications products and services principally on the basis of its relationships with telcos, product design and reliability, low product pricing and flexibility of marketing alternatives, including leasing.

       Electronic  Commerce.   InteliData's  electronic  commerce  products  and
services compete with services offered by a number of competitors and competition may intensify as a result of new market entrants. Banks such as Citibank, NationsBank and Bank of America have developed electronic commerce products for their own customers and, in the future, may offer these services to other banks. Non-banks, such as EDS and First Data Corporation, also may develop electronic commerce products to offer to banks. Computer software and data processing companies, such as Intuit, also offer electronic commerce services. Visa competes with other organizations, including MasterCard International, Inc. ("MasterCard"), which offers its Masterbanking electronic commerce service through CheckFree Corporation. InteliData's success in electronic commerce depends in large part on the ultimate success of Visa and on the ability of Visa InterActive and Visa member banks to successfully market electronic commerce to their customers. In addition, the success of InteliData's electronic commerce strategy depends on the ability of Visa member banks to maintain market share in an environment of disintermediation.

       Many competitors exist for InteliData's various banking products, including other manufacturers of touch-tone response systems, such as Periphonics Corporation and Syntellect Inc., other financial software companies, such as ACI, and financial services software and service companies, such as Hogan Systems, Inc. and M&I Data Services, Inc. InteliData believes that its primary competition for its customer support services to the customer will come from financial institutions and third parties that choose to offer customer support services either directly through Visa's customer support messaging standard ("CSMS") product or on their own.

       InteliData expects that competition in all of these areas will increase in the near future. InteliData believes that a principal competitive factor in its markets is the ability to offer an integrated system, in conjunction with Visa, of various electronic commerce products and services. Competition will be based upon price, performance, customer service and the effectiveness of marketing and sales efforts. InteliData competes in its various markets on the basis of its relationships with strategic partners, by developing many of the products required for complete solutions, and by building reliable products and offering those products at reasonable prices.

     Interactive Services. The industry for interactive services is emerging and there is potential for a number of companies to enter the marketplace. Currently, InteliData's primary competitor is SmartServe Online, Inc.

PRODUCT DEVELOPMENT

       InteliData operates in industries that are rapidly growing and changing. In efforts to improve InteliData's position with respect to its competition, InteliData has increased its product development efforts by increasing the number of personnel in the product development department and focusing management efforts in the area of product development. InteliData's product development efforts are focused on new products that support intelligent network services, product enhancements, international standards compliance and the continued improvement of hardware components to reduce manufacturing costs.

       The electronic commerce division's product development efforts are focused on software and systems for electronic banking. In particular, InteliData applies its research and development expenditures to audio and data transaction processing and messaging software and customer support services. The electronic commerce industry is characterized by rapid change. To keep pace with this change, InteliData maintains an aggressive program of new product development and dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. InteliData's ability to attract and retain highly skilled research and development personnel is important to InteliData's continued success.

       The interactive services division's product development efforts are focused on expanding the services and the range of content that can be provided as well as the number of devices to which the services can be delivered.

MANUFACTURING

       InteliData's primary equipment manufacturer is STL and certain of its affiliates, which have ISO 9000 series certified facilities located in Hong Kong and the People's Republic of China, for the manufacture of its Caller ID units, smart telephones and other products. In addition, InteliData has established relationships with other ISO 9000 series certified Asian manufacturers for its integrated corded and cordless telephones and small business telecommunications products. The facilities of InteliData's suppliers are supplemented, in part, by its own limited manufacturing facilities in Connecticut. The availability or cost of its products may be affected by political, economic or labor conditions in the countries where those products are manufactured, including the 1997 return of Hong Kong to China, by fluctuations in currency exchange rates and by other factors. In addition, a change in the tariff structure or other trade policies of the United States could adversely affect InteliData's foreign manufacturing strategies.

       InteliData does not have any production contracts with its assembly contractors. InteliData's principal manufacturer performs comprehensive inspection and statistical process control testing, utilizing its internally designed automated testing equipment. To date, InteliData has not experienced significant returns of defective products.

       In the United States, InteliData's manufacturing operations are limited to the testing, quality control and shipping of finished products and the purchase and inventory management of two key components of its products.

       The key components used in InteliData's products are currently being purchased from two sources, except for its application specific integrated circuit ("ASIC") chips, which are purchased from a single source. Although it believes it could develop other sources for each of the components for its products, the process could take several months, and the inability or refusal of any such source to continue to supply components could have a material adverse effect on InteliData pending the development of an alternative source.

GOVERNMENT REGULATION

     Consumer Telecommunications. The regulatory environment relating to the telecommunications industry is undergoing rapid and significant changes. The Telecommunications Act has effected basic changes in the telecommunications regulatory scheme. The intention of the Telecommunications Act is to enhance competition in all telecommunications markets and bring new packages, lower prices and increased innovations to telephone customers in the United States. The FCC issued its first major order under the Telecommunications Act in August 1996, which constitutes the FCC's initial measures to implement certain sections of the Telecommunications Act relating to interconnection between carriers and the provision of access to unbundled services. However, this order has been challenged and, as of March 1, 1997, the effectiveness of some of its provisions has been stayed in the U.S. Court of Appeals for the Eighth Circuit. In December 1996, the FCC issued a Notice of Proposed Rule Making which suggests rules concerning the implementation of the Telecommunications Act provisions relating to the RBOC manufacture of telecommunications and customer premises equipment. Although the FCC has not yet implemented the regulations relating to those provisions, the proposed regulations would permit RBOCs to manufacture products that support Caller ID and other intelligent network services. The Company is unable to predict what effect, if any, the Telecommunications Act and the emerging regulatory scheme under the Telecommunications Act will have on Caller ID service or InteliData's business generally.

       In the United States, Caller ID and other intelligent network services offered by telcos are subject to federal and state regulation. Although Caller ID is currently available in all 50 states and the District of Columbia. However, during the past several years, protests by special interest groups and regulatory concerns regarding the privacy aspects of the service have been effective in both slowing down the regulatory approval process and, in most states, requiring free per-call or per-line call blocking to be offered by the telcos, thereby allowing a caller to prevent the display of his or her name and number.

       An FCC order, which rules promulgated thereunder became effective December 1, 1995 (the "FCC Order"), requires all U.S. telephone service providers with SS7 switching architecture to transmit to each other without charge Caller ID number information on interstate calls within the United States (except for public pay phones and party lines). The FCC's order also requires that telcos that offer Caller ID service must provide to their telephone subscribers without charge a per-call blocking mechanism to block the transmission of their Caller ID information on interstate calls and must inform subscribers that their telephone numbers may be identified to a called party and how to use this blocking capability.

       Although the FCC Order was implemented December 1, 1995, several factors may delay, prevent or substantially limit the implementation or market acceptance of Caller ID. The availability of Caller ID service in a particular area requires end-to-end interconnection of SS7 networks between telcos and other carriers. Further, the FCC Order requires telcos to offer free per-call blocking for interstate calls to all customers to protect privacy interests and permits state public utility commissions to authorize per-line blocking for interstate calls. Such blocking, if widely adopted, could limit the usefulness and marketability of the Caller ID service.

       The California Public Utilities Commission and AT&T Corp. ("AT&T") filed petitions for review of the FCC Order in federal court challenging portions of the FCC Order. Although the FCC Order withstood that particular challenge, other parties have also objected to, sought delays in the implementation of or sought clarification of the FCC Order. In addition, in the future, Caller ID service may be subject to additional state and federal legislation, regulation and court challenges. InteliData is unable to predict what effect, if any, further legislation, regulation, court challenges or other objections may have on the FCC Order or Caller ID service.

       InteliData's smart telephone products are subject to regulation by the FCC. Among other requirements, its smart telephones must comply with Parts 15 and 68 of the FCC's regulations.

       Electronic Commerce. The banking market which InteliData has targeted for marketing is highly regulated. The banking industry, although it has recently undergone significant deregulation, remains quite regulated at both the federal and state levels. Interpretation, implementation or revision of banking and telecommunications regulations can accelerate or hinder the ultimate success of InteliData and its products.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

       InteliData holds limited patent or registered intellectual property rights with respect to its products. It has been issued a patent for its "Block the Blocker" feature and has also applied for a patent on certain aspects of its Caller ID on Call Waiting product. However, there can be no assurance that a patent will be issued to InteliData for its Caller ID on Call Waiting product or that such patent, if issued, will afford effective protection of its technology. InteliData filed for patents on certain new features developed by itself for use in the ADSI smart telephone and certain of its transaction processing technology, but there can be no assurances that such patents will be granted, or if granted, will have any commercial value.

       InteliData additionally relies on trade secret laws to establish and maintain its proprietary rights to its products. Although InteliData has obtained confidentiality agreements from its key executives and engineers in its product development group, there can be no assurance that third parties will not independently develop the same or similar alternative technology, obtain unauthorized access to its proprietary technology or misuse the technology to which it has granted access.

       InteliData has rights to practice the inventions under certain of Lucent's Caller ID patents. These patents are also licensed to others, including InteliData's competitors. Lucent receives royalties from sales and leases of InteliData's Caller ID products other than to Lucent. The Lucent license agreement has no expiration date but is terminable by Lucent for breach on two months' written notice unless within such time all specified breaches have been remedied. If the Lucent license were terminated and InteliData were unable to negotiate a new patent license agreement with Lucent, InteliData would no longer be authorized to manufacture or sell Caller ID products in the United States other than to the RBOCs and to Lucent. Additionally, under the agreement, InteliData granted Lucent a non-exclusive, royalty-free license to all patents on inventions which are improvements or modifications based upon the technology licensed from Lucent.

       InteliData does not believe that its products and services infringe on the rights of third parties. From time to time, third parties assert infringement claims against InteliData. There can be no assurance that any such assertion will not result in costly litigation or require it to cease using, or obtain a license to use, intellectual property rights of such parties.

EMPLOYEES

       At December 31, 1996, InteliData had approximately 348 employees, of whom 327 were full-time. Of the employees, 62 were engaged in product development or research and development, 104 were engaged in customer service, and 44 were engaged in selling and marketing. InteliData has no collective bargaining agreements with its employees and believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

       At December 31, 1996, World Airways' aggregate operating fleet consisted of thirteen leased aircraft as follows (see Note 13 "Long-Term Obligations" of the Company's "Notes to Consolidated Financial Statements" in Item 8):

                                                                  Capacity
                                                   ------------------------------------
                   Aircraft (a)                    Passenger (seats)(b)    Cargo (Tons)          Total (c)
       ----------------------------                --------------------    ------------          ---------

       McDonnell Douglas MD-11                             409                   --                  4
       McDonnell Douglas MD-11F                             --                   95                  1
       McDonnell Douglas MD-11CF                           410                   90                  2
       McDonnell Douglas MD-11ER                           409                   --                  2
       McDonnell Douglas DC10-30                           350                   --                  3
       McDonnell Douglas DC10-30CF                         380                   65                  1
                                                                                                   ----
              Total                                                                                 13

       Notes

       (a) "F" aircraft are freighters, "CF" are convertible freighters and may operate in either passenger or freight configurations. "ER" aircraft maintain extended-range capabilities. Aircraft with no letter designation are passenger-only aircraft.
       (b) Based on standard operating configurations. Other configurations are occasionally used.
       (c) Lease terms expire between 1997 and 2020 (assuming exercise of all lease extensions).

GROUND FACILITIES

       WorldCorp and World Airways lease office space located near Washington Dulles International Airport which houses their corporate headquarters and substantially all of the administrative employees.

       In addition, World Airways leases additional office and warehouse space in Wilmington, Delaware; Philadelphia, Pennsylvania; New York, New York; Los Angeles, California; Kuala Lumpur, Malaysia; Yakota, Japan; and Frankfurt, Germany. Additional small offices and maintenance material storage space are leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.

       InteliData is headquartered in Herndon, Virginia, where it leases 30,000 square feet of office space from an unaffiliated party. InteliData also leases other, less significant sales and product development facilities. Additionally, InteliData owns a building located in New Milford, Connecticut. Certain environmental contamination occurred in the part of the facility formerly occupied by another tenant and the Connecticut Department of Environmental
Protection  performed  a  clean-up  and  removed  such   contamination.
InteliData does not believe the foregoing will have a materially adverse effect on the company.

ITEM 3.  LEGAL PROCEEDINGS

       For a description of the Company's current legal proceedings, see Note 20, "Commitments and Contingencies" of the Company's "Notes to Consolidated Financial Statements" in Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security stockholders during the fourth quarter of 1996.

                                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY HOLDER
         MATTERS

       The Company's common stock is traded on the New York Stock Exchange under the symbol "WOA". The high and low sales prices of the Company's common stock, as reported on the New York Stock Exchange for each quarter in the last two fiscal years, are as follows:


                                                                Common Stock
                                                           ---------------------

                                                           High              Low
                                                           ----             ----

                   1996

                      Fourth Quarter                  $    6 1/2       $     4
                      Third Quarter                        6 3/4             4 1/2
                      Second Quarter                       9 3/4             6 3/8
                      First Quarter                       10 3/4             8 5/8

                   1995

                      Fourth Quarter                  $   12 1/4       $     7 7/8
                      Third Quarter                       13 5/8             9 3/4
                      Second Quarter                      12 7/8             8 3/4
                      First Quarter                       10                 7 1/4

     In March 1992, the Company filed with the Securities and Exchange Commission ("SEC") a registration statement on Form S-3 registering $60.0 to $90.0 million of Convertible Subordinated Debentures due 2004 (the "Debentures"). On May 26, 1992, $65.0 million of the Debentures were issued. The Debentures are convertible into WorldCorp common stock at $11.06 per share and bear an annual interest rate of 7%. Semi-annual interest payments are due on May 15 and November 15. In September 1996, the Company issued $10.0 million, 10% Senior Subordinated Notes due September 2000 (The "Notes").

     The Company did not declare any cash dividends in 1996 or 1995 and does not plan to do so in the foreseeable future. The Purchase Agreement governing the Notes, and the Indenture governing the Company's Debentures, in certain circumstances, restrict the Company from paying dividends or making distributions on its common stock. Under the terms of certain borrowing arrangements, WorldCorp granted to the lenders a security interest in all of the World Airways and InteliData shares owned by the Company. (See Notes 12 and 13 of the Company's "Notes to Consolidated Financial Statements" in Item 8).

     The approximate number of shareholders of record at March 15, 1997 is 2,518 and does not include those shareholders who hold shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA

                                         WORLDCORP, INC. AND SUBSIDIARIES
                                              SELECTED FINANCIAL DATA
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     Year Ended December 31,
                                             ------------------------------------------------------------------
                                                 1996          1995          1994           1993           1992
                                             ------------  ------------  ------------   ------------   --------
RESULTS OF OPERATIONS:
----------------------
Operating revenues                           $  313,672   $   246,572    $   182,147    $  179,932    $  180,416
Operating expenses                              310,935       240,279        200,959(c)    203,177(e)    217,271
Operating income (loss)                           2,737         6,293        (18,812)      (23,245)      (36,855)(f)
Earnings (loss) from continuing operations
    before income taxes, minority interest,
    extraordinary item and change in
    accounting principle                          8,509(a)     65,685(b)      10,496(d)    (33,698)      (44,692)
Earnings (loss) from continuing operations
    before extraordinary item and change in
    accounting principle                          7,437        64,158          8,308       (30,945)      (42,891)
Discontinued operations, net of tax and
    minority interest                           (19,191)       (3,950)
Extraordinary gain (loss) on acquisition
    of debt, net                                      --           --             --            --        (3,253)
Change in accounting principle                        --           --             --            --        (1,973)
Net earnings (loss)                             (11,754)       60,208          8,308       (30,945)      (48,117)

Primary earnings (loss) per share:
    Continuing operations                    $     0.45   $      3.75    $      0.54    $    (2.12)   $    (3.02)
    Discontinued operations                       (1.15)        (0.23)            --             --            --
    Gain (loss) from acquisition of debt              --           --             --             --        (0.23)
    Change in accounting principle                    --           --             --             --        (0.14)
    Net earnings (loss)                           (0.70)         3.52           0.54         (2.12)        (3.39)

Fully diluted earnings (loss) per share:
    Continuing operations                    $         *  $      2.99    $      0.53    $         *   $         *
    Discontinued operations                            *        (0.17)            --             --            --
    Gain (loss) from acquisition of debt              --           --             --             --            --
    Change in accounting principle                    --           --             --             --            --
    Net earnings (loss)                                *         2.82           0.53              *             *

FINANCIAL POSITION:
Cash and short-term investments              $    14,509  $    78,661    $     8,828    $    17,584   $    14,769
Total assets                                     178,963      202,089         98,536         98,119        93,346
Long-term obligations including
    current maturities                           114,794      122,700        119,032        129,049       104,192
Common stockholders' deficit                     (40,337)     (23,297)       (88,193)      (101,073)      (76,362)

*   Fully diluted earnings per share are anti-dilutive.

(a) Includes the $41.3 million net gain realized on the issuance of stock by InteliData to effect the Merger of US Order and Colonial Data in November 1996; a $2.4 million net loss on other stock transactions of World Airways and InteliData; partially offset by approximately $23.6 million of one-time noncash Merger related charges (see Notes 4 and 5).
(b) Includes the $51.3 million gain realized on US Order's offering in June 1995 and other stock transactions (see Note 5) and the $16.0 million gain realized on World Airways' offering in October 1995 (see Note 4).
(c) Includes a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three DC10 aircraft leases in 1994.
(d) Includes a $27.0 million gain on the sale of 24.9% of World Airways common stock (see Note 4) and a $14.5 million gain on the sale of US Order's bill payment operations (see Note 5).
(e) Includes $2.3 million of termination fees related to the early return of three DC10-30 aircraft.
(f) Includes a $31.4 million loss on the sale of Key Airlines, Incorporated, and $4.1 million related to settlement of contract claims with the U.S. Government related to Operation Desert Shield/Desert Storm.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its consolidated financial statements. These statements primarily include the accounts of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. At December 31, 1996, WorldCorp and MHS owned 6,915,915 shares, or 61.3%, and 1,990,000 shares, or 17.6%, respectively, of World Airways'
outstanding common stock. The remaining balance was publicly traded. The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. WorldCorp is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

       On March 14, 1997, World Airways announced that Charles W. Pollard departed as President and Chief Executive Officer. Pursuant to the company's bylaws, T. Coleman Andrews, III, Chairman of the Board, will act as President on an interim basis pending the hiring of a new CEO.

     WorldCorp also had an ownership interest in US Order, Inc. ("US Order"), a company which provided products and services for two markets: home banking and smart telephones. In August 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data would be merged with and into a new public company, InteliData Technologies Corporation ("InteliData"). Pursuant to this Merger, which was consummated on November 7, 1996, InteliData became the successor corporation to US Order. The Merger was treated as a purchase of Colonial Data by US Order. InteliData concentrates on three markets: (1) consumer telecommunications; (2) electronic commerce; and (3) interactive services. At December 31, 1996, WorldCorp owned 9,179,273 shares of InteliData, or an ownership interest of approximately 28.9%. Following this Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting.

       During the third quarter of 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded Common Stock pursuant to open market transactions. As of March 24, 1997, the Company had purchased 1,362,500 shares of its Common Stock for an aggregate cost of $7.8 million. WorldCorp does not intend to purchase any additional shares at this time.

       The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions in the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

       WorldCorp owns positions in companies that operate in two distinct business areas. World Airways (Nasdaq:WLDA) provides worldwide passenger and cargo air transportation to major international airlines, the U.S. Air Force, and international tour operators, with a fleet of MD-11 and DC10-30 aircraft. InteliData (Nasdaq:INTD) concentrates on three markets: (1) consumer telecommunications; (2) electronic commerce; and (3) interactive services.

     The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, neither of whom intend to pay dividends in the foreseeable future. In addition, World Airways' ability to pay dividends is currently restricted under a borrowing arrangement. As of December 31, 1996, WorldCorp has substantial parent company debt service obligations. In order to meet these obligations and its general and administrative costs in 1997, the Company must use its existing cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of certain borrowing arrangements, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the borrowings.

WORLD AIRWAYS

       World Airways is a leading global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. World Airways' passenger and freight operations employ 13 wide-body aircraft which are currently operated under contracts, primarily with Pacific Rim airlines. These contracts generally require World Airways to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while it's customers are responsible for a large portion of the other operating expenses, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offer greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is the largest single supplier of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

       In July 1996, World Airways restructured its business to focus on the growing and profitable ACMI contract services. As such, World Airways ceased all scheduled passenger and scheduled charter services as of October 27, 1996, taking a one-time charge of $21.0 million.

       World Airways generally charges customers on a block hour basis rather than a per seat or per pound basis. "Block hours" are defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. World Airways provides most services under two types of contracts: wet lease contracts and full service contracts. Under wet lease contracts, World Airways provides the aircraft, cockpit crew, maintenance and insurance and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling and aircraft push-back and de-icing services. Under full service contracts, World Airways provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, World Airways generally charges a lower rate per block hour for wet lease contracts than full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and wet lease contracts, fluctuations in revenues are not necessarily indicative of volume trends or profitability. It is important, therefore, to measure World Airways' business volume by block hours flown and to measure profitability by operating income per block hour.

     As is common in the air transportation industry, World Airways has relatively high fixed aircraft costs. While it believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, World Airways' MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to it financial results. In addition to fixed aircraft costs, a portion of its labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

CUSTOMERS

     Historically, World Airways' business has relied heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. These customers provided approximately 34%, 13%, and 25%, respectively, of World Airways' revenues and 42%, 14%, and 17%, respectively, of total block hours from continuing operations during 1996. For 1995, these customers provided approximately 42%, 11%, and 21%, respectively, of its revenues and 48%, 11%, and 13%, respectively, of total block hours from continuing operations. In 1996, World Airways commenced operations for Philippine Airlines, Inc. ("Philippine Airlines") providing four MD-11 aircraft under year-round wet lease contracts. These operations provided approximately 15% and 17% of World Airways' revenues and block hours from continuing operations, respectively, during 1996. World Airways expects that the agreement with Philippine Airlines will continue to have a substantial impact on its revenues and block hours in 1997.

     Malaysian Airlines. World Airways has provided wet lease services to Malaysian Airlines since 1981, providing wet lease services for Malaysian
Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 17.6% of World Airways as of December 31, 1996,
                                                       23
also owns 29.1% of Malaysian Airlines. In late 1994, World Airways entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide aircraft to Malaysian Airlines. In 1996, World Airways provided three aircraft for Hadj operations. World Airways recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby it will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. World Airways is currently in preliminary discussions with Malaysian Airlines regarding a potential eleven-month reduction in the utilization of one of these aircraft during the 32-month term of the contract.

       Until recently, World Airways operated four passenger aircraft for Malaysian Airlines under the multi-year agreements described above. The contract for two of the four passenger aircraft for Malaysian Airlines expired in March 1997. While World Airways is deploying these two aircraft in the 1997 Hadj, and will actively re-market the aircraft thereafter, World Airways can provide no assurance that it will be able to redeploy the two aircraft, beginning June 1997, at price and utilization levels at least as favorable as under the terms of the Malaysian Airlines contracts.

     World Airways originally operated three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July, 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contract. World Airways and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contracts' original obligations. World Airways can provide no assurances, however, that it will, in fact, be able to redeploy these two aircraft back into Malaysian Airlines' operation to meet the contracts' original obligations. Revenues associated with these contractual obligations are included in World Airways' backlog amount included herein.

       Garuda. World Airways has flown for Garuda periodically since 1973 and yearly since 1988. Since 1988, World Airways has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1996, approximately 200,000 Indonesians traveled to Jeddah for the Hadj pilgrimage. During the 1996 Hadj pilgrimage, World Airways provided passenger service to Garuda with seven aircraft, flying approximately 40,000 Indonesians on company aircraft. Due to World Airways' capacity constraints during the period of Hadj flying, World Airways reached an agreement with Garuda to operate six aircraft during the 1997 pilgrimage.

       Philippine Airlines. In May 1996, World Airways entered into a new ACMI contract with Philippine Airlines, thereby further expanding its presence in the Pacific Rim. World Airways presently operates four MD-11 passenger aircraft for Philippine Airlines under an agreement, with high minimum monthly utilization levels. World Airways, however, has recently received a written communication from Philippine Airlines in which the airline contends that its leases for all four aircraft expire on November 15, 1997. World Airways believes that this position is contrary to the understanding of the parties that each of the MD-11s are to be leased by Philippine Airlines for a period of 18 months from delivery of each aircraft. The parties are currently discussing the length of the lease term for these aircraft. World Airways can provide no assurances, however, that Philippine Airlines will agree to lease any of the four MD-11 passenger aircraft beyond November 15, 1997, or that World Airways will be able to secure other business at as favorable price and utilization levels.

       Also, subsequent to year-end, at Philippine Airlines' request, World Airways agreed to a payment plan with respect to Philippine Airlines' wet lease obligations for several months beginning in March 1997. Although Philippine Airlines is current on this payment plan to date, if Philippine Airlines defaults on this payment plan, or fails to meet its monthly aircraft lease obligations, this development, if not offset by other business, would have a material adverse effect on the cash flows, financial condition and results of operation of World Airways.

       U.S. Air Force. World Airways has provided international air transportation to the U.S. Air Force since 1956. The overall downsizing of the U.S. military, combined with a need to respond quickly to the growing number of global regional conflicts places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. Although World Airways' agreements with the USAF provide for full service contracts with certain minimum performance requirements, World Airways has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates.

       The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to CRAF. World Airways utilizes such teaming arrangements to maximize the value of potential awards. World Airways leads a contractor teaming arrangement that enjoys a 44% market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, World Airways' portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $52.8 million for the government's 1996-97 fiscal year.

       The current annual contract commenced on October 1, 1996 and expires on September 30, 1997. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on and ad hoc basis as needs arise. Due to the utilization of a significant number of World Airways' aircraft under multi-year contracts and other contractual commitments, it is unlikely that it will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of the U.S. Air Forces contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

       Although World Airways's customers bear the financial risk of filling the World Airways' aircraft with passengers or cargo, World Airways can be affected adversely if its customers are unable to operate its aircraft profitably, or if one or more of World Airways' customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, World Airways can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements.

       As a result of these and other contracts, World Airways had an overall contract backlog at December 31, 1996 of $468.0 million, compared to $462.0 million at December 31, 1995. Approximately $253.5 million of the backlog relates to 1997 operations. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours (defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination) guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 60% and 20% of the backlog relates to its contracts with Malaysian Airlines and Philippine Airlines, respectively. While the percentage of its 1997 block hour capacity that is currently under contract exceeds the comparable percentage in the past several years, World Airways still has substantial uncontracted capacity in the third and fourth quarters of 1997. In addition, a significant portion of World Airways' current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, World Airways is actively seeking customers for 1997 and beyond. World Airways' financial results and financial condition would be affected adversely if it is unable to secure additional business to reduce this excess capacity.

       The  information   regarding  major  customers  and  foreign  revenue  is
contained in Note 18 "Segments and Major Customers" of the Company's "Notes to Financial Statements" in Item 8.

COMPETITION

       The market for outsourcing air passenger and cargo ACMI services is highly competitive. Certain of the passenger and cargo air carriers against which World Airways competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to World Airways. World Airways believes that the most important bases for competition in the ACMI outsourcing business are the age of the aircraft fleet, the passenger, payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the ACMI outsourcing market include MartinAir Holland, Tower Air and American TransAir and all-cargo carriers, such as Atlas Air, Gemini Air Cargo, Polar Air Cargo and Kitty Hawk, and scheduled and non-scheduled passenger carriers which have substantial belly capacity. The ability of World Airways to achieve the growth anticipated by its strategic plan depends upon its success in convincing major international airlines that outsourcing some portion of their air passenger and cargo business remains more cost-effective than undertaking passenger or cargo operations with their own incremental capacity and resources. The allocation of military air transportation contracts by the USAF is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of national emergencies. The formation of competing teaming arrangements comprised of larger partners than those sponsored by World Airways, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of it current partners, could adversely affect the size of the USAF contracts, if any, which are awarded to World Airways in future years.

CYCLICAL NATURE OF AIR CARRIER BUSINESS

       World Airways operates in a challenging business environment. The air transportation industry is highly sensitive to general economic conditions. Since a substantial portion of passenger airline travel (both business and personal) is discretionary, the industry tends to experience severe adverse financial results during general economic downturns and can be adversely affected by unexpected global political developments. The financial results of air cargo carriers are also adversely affected by general economic downturns due to the reduced demand for air cargo transportation. In 1993 and 1994, the combination of a generally weak global economy and the depressed state of the air transportation industry adversely affected its operating performance. Although World Airways recently has experienced a growth in demand, such that block hours flown from continuing operations increased in 1996 by 23% over 1995, there can be no assurance that this level of growth will continue.

SEASONALITY

       Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. World Airways experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1997, World Airways' flight operations associated with the Hadj pilgrimage will occur from March 15 to May 20. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years. World Airways believes that its contracts with Malaysian Airlines and the USAF should lessen the effect of these seasonal factors.

GEOGRAPHIC CONCENTRATION

       World Airways derives a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. While it believes the Pacific Rim region is a growth market for air transportation, any economic decline or any military or political disturbance in this area may interfere with World Airways' ability to provide service in this area and could have a material adverse effect on the financial condition or results of operations of the company.

UTILIZATION OF AIRCRAFT

     Due to the large capital costs of leasing and maintaining its aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for it to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of its existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or it has obtained additional ACMI contracts for the aircraft to service. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but it can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

MAINTENANCE

       Engine maintenance accounts for most of World Airways' annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. World Airways outsources major airframe maintenance and power plant work to several suppliers. World Airways has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. Its maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties which began to expire in 1995 and which will fully expire by 1998. In addition, the specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while World Airways believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. World Airways will begin to accrue these increased expenses in 1997. Therefore, World Airways expects that maintenance expenses will continue to increase during the remainder of the term of the contract as its aircraft fleet ages.

OPERATING LOSSES

       While World Airways generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, World Airways incurred a net loss of $14.0 million, which resulted from operating losses incurred in its scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. There can be no assurance that World Airways will be able to generate operating income in 1997 or future years.

INTELIDATA

     InteliData was incorporated in order to effect the mergers of US Order and Colonial Data. The Merger was announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Merger was consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. The Merger was treated as a purchase of Colonial Data by US Order. At December 31, 1996, WorldCorp's ownership in InteliData was approximately 28.9%. Following this Merger, WorldCorp reports its proportionate share of InteliData's financial results using the equity method of accounting.

       On October 4, 1996, US Order acquired the business of Braun, Simmons & Co., ("Braun Simmons"), for approximately $7.0 million consisting of cash and US Order common stock and including US Order transaction costs. Braun Simmons was an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions. The acquisition expands InteliData's product line for both large and small financial institutions.

       The business of InteliData consists of the businesses previously conducted by US Order, Colonial Data and Colonial Data's subsidiaries. InteliData develops and markets products and services for the telecommunications and financial services industries through its three business divisions: consumer telecommunications, electronic commerce and interactive services.

       The consumer telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies ("RBOCs") and other telephone companies ("telcos"). InteliData has concentrated its product development and marketing efforts on products that support Caller ID and other emerging intelligent network services, including a smart telephone, the Telesmart 4000/IntelifoneTM, which provide consumers call management features and the ability to access numerous network services and interactive applications via telephone. InteliData currently offers a line of Caller ID adjunct units and telephones with integrated Caller ID, small business telecommunications systems and high-end consumer telecommunications equipment. InteliData also repairs and refurbishes telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

       The electronic commerce division develops and markets products and services to assist financial institutions in their home banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their banks and credit unions electronically, and to assist financial institutions in connecting to and transacting business with third parties, including data processors and billers. The services focus on a financial institution's back office, offering outsourcing for data entry, telemarketing, customer service and technical support. InteliData currently receives its electronic commerce revenues largely from the sale of products and services to Visa International Service Association, Inc. ("Visa") member banks.

       The interactive services division was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") telephones and personal digital assistants ("PDAs"). InteliData intends to sell interactive applications directly to end users and through other companies, including telcos and wireless communications companies. InteliData's current interactive applications include electronic national directory assistance lookup, one-way alpha-numeric paging, one-way internet e-mail, a personal directory data save and restore function and information services such as news, weather, sports scores, stock quotes, lottery results and horoscopes.

UNCERTAINTY AS TO FUTURE FINANCIAL RESULTS

       InteliData believes that the Merger will offer opportunities for long-term efficiencies that should positively affect future operating results of the combined companies. However, the combined companies will be more complex and diverse than either US Order or Colonial Data individually, and the combination and continued operation of their distinct business operations will present difficult challenges for its management due to the increased time and resources required in the management effort. While the management and the board of InteliData believe that the combination can be effected in a manner that will realize the value of the two companies, neither management group has experience in combinations of this size or complexity. Accordingly, there can be no assurance that the process of effecting the business combination can be effectively managed to realize the operational efficiencies anticipated to result from the Merger.

       Following the Merger, in order to maintain and increase profitability, the combined company will need to successfully integrate and streamline overlapping functions. The two predecessor companies had different systems and procedures in many operational areas that must be rationalized and integrated. There can be no assurances that integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations following the Merger will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the combined companies. Failure to effectively accomplish the integration of the two companies' operations could have an adverse effect on InteliData's results of operation and financial condition.

DEVELOPING MARKETPLACE

       Home banking and smart telephones are developing markets. Consumer preferences in interactive technologies are difficult to predict. InteliData's future growth and profitability will depend, in part, upon consumer acceptance of electronic home banking and smart telephone technologies and a significant expansion in the consumer market for telephone-based interactive applications technologies. Even if these markets experience substantial growth, there can be no assurance that InteliData's products and services will be commercially successful or benefit from such growth.

       Much of InteliData's success in the smart telephone market depends on InteliData's ability to meet design specifications and delivery requirements for its products and services. There can be no assurance of the timing of introduction of, necessary regulatory approvals for, or market acceptance of these services and applications. InteliData faces competition in these markets from other emerging interactive applications delivered through personal computers, cable television and Integrated Service Digital Network ("ISDN").

FLUCTUATIONS IN OPERATING RESULTS

       Historically, US Order and Colonial Data have experienced fluctuations in quarterly operating results, and accordingly, InteliData may experience fluctuations in quarterly operating results due to a variety of factors, some of which are beyond InteliData's control. These include the size and timing of customer orders or the royalty payments from Visa InterActive, if any, changes in InteliData's pricing policies or those of its competitors, new product introductions or enhancements by competitors, delays in the introduction of new products or product enhancements by InteliData or by its competitors, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales, marketing, and research and development expenses by InteliData and its competitors, the timing of programs offering Caller ID or other intelligent network services by a telco, disruptions in sources of supply, the effects of regulation on Caller ID and other intelligent network services, the timing and extent of promotional activities by a telco, changes in service charges by a telco, other changes in operating expenses, personnel changes and general economic conditions. Additionally, certain regional Bell operating companies have entered into merger agreements. InteliData is unable to assess the future effect on the company of these mergers, if consummated, and of other possible consolidations in the telecommunications industry. No assurance can be given that such quarterly variations will not occur in the future and, accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

RELIANCE ON CALLER ID REVENUES

       A substantial majority of InteliData's revenues are derived from sales and leases of its Caller ID products. The sale or lease of these products is directly linked to the implementation and promotion of Caller ID service by telcos. The timing of such implementation may be affected by government regulation, by changes in the telecommunications industry resulting from changes in the regulatory and competitive environment, by switch and software upgrades and by other factors. There can be no assurance that telcos will continue to introduce and promote this service successfully or that it will gain widespread market acceptance. Delays in the introduction of Caller ID service in local markets or failure of this service to gain widespread market acceptance would materially and adversely affect InteliData's business, operating results and financial condition.

CONCENTRATION OF DISTRIBUTION OF PRODUCTS AND SERVICES

       InteliData sells its telecommunications products and services to telcos, individual telephone subscribers, other equipment manufacturers on a private label basis ("private label customers") and retail chains. In addition, InteliData leases its products to individual telco subscribers. Sales and leases to individual telco subscribers are largely dependent on direct fulfillment distribution arrangements with certain RBOCs and other telcos. Since InteliData views the telcos with which it maintains direct fulfillment relationships as its customers, it considers its customer base to be highly concentrated. InteliData's current telco fulfillment arrangements are not exclusive and may be terminated by either party. The loss of any one or more of InteliData's major customers or the termination of its distribution arrangements with any telco or the failure to be selected for significant orders or programs by a telco could materially and adversely affect InteliData's business, operating results, and financial condition. In addition, consolidation in the telecommunications industry or changes in the telecommunications regulatory environment could result in the loss of such customers or business.

TECHNOLOGICAL CONSIDERATIONS

       InteliData's business activities are concentrated in fields characterized by rapid and significant technological advances. There can be no assurance that InteliData will remain competitive technologically or that its products, processes or services will continue to be reflective of such advances. Failure to introduce new products or product enhancements that achieve market acceptance on a timely basis could materially and adversely affect its business, operating results and financial condition. There can be no assurance that InteliData will not encounter unanticipated technical, marketing or other problems or delays relating to new products, features or services which it has recently introduced or which it may introduce in the future. Moreover, there can be no assurance that its new products, features or services will be successful, that the introduction of new products, features or services by its competitors will not materially and adversely affect the sales of InteliData's existing products or that it will be able to adapt to future changes in the telecommunications industry. Most of InteliData's competitors and potential competitors have significantly greater financial, technological and research and development resources than InteliData.

DEPENDENCE ON FOREIGN PRODUCTION

       InteliData's Caller ID units and certain other products, including the smart telephone, the Telesmart 4000/IntelifoneTM, are manufactured by companies with facilities in Hong Kong, Malaysia, and the People's Republic of China. These facilities are supplemented, in part, by other manufacturers in Asia for certain integrated telephone and small business system products and by limited manufacturing facilities in Connecticut. The availability or cost of these Caller ID units and smart telephones may be adversely affected by political, economic or labor conditions in Hong Kong, Malaysia or the People's Republic of China, including the 1997 return of Hong Kong to China, and by fluctuations in currency exchange rates. In addition, a change in the tariff structure or other trade policies of the United States or countries from which InteliData will import products could adversely affect InteliData's foreign manufacturing strategies.

RESTRICTIONS FROM THE VISA AGREEMENT

       As a condition of Visa's acquisition of InteliData's bill payment operations and technology (the "Visa Bill-Pay

System"), InteliData has agreed to work exclusively with Visa in certain areas and to refrain from certain activities that are in competition with Visa and its affiliates. These covenants may increase its reliance upon Visa. InteliData's dependence on Visa, and the terms of the agreement between the parties, may have a material adverse effect on InteliData.

IMPORTANCE OF STRATEGIC ALLIANCES

       One of InteliData's business strategies is to manufacture or sell its products and services through strategic alliances. The success of this strategy will depend to an extent both on the ultimate success of its strategic partners as well as on the ability of its partners to successfully market InteliData's products and services. There can be no assurance that any alliance partners will view their alliance with InteliData as significant for their own businesses or that they will not reassess their commitment to InteliData at any time in the future.

COMPETITION

       Consumer Telecommunications. The market for InteliData's products is highly competitive and subject to rapid technological change. At present, InteliData's principal competitors are CIDCO, Lucent and Northern Telecom. InteliData's Caller ID products also compete with Caller ID telephones offered by Panasonic, Sony, Thomson and US Electronics.

       Marketing of InteliData's smart telephone is subject to competition from smart telephones marketed or developed by Philips, Northern Telecom and CIDCO as well as other emerging platforms for interactive applications delivered through personal computers and cable television. InteliData expects competition in the markets for its consumer telecommunications products and services to increase in the future and expects competition from existing and new competitors, possibly including RBOCs, other telcos or other current customers, as well as from network switch-based services and from the increased application of cellular technology. InteliData's primary current and potential competitors in the market for its consumer telecommunications products and services have substantially greater financial, marketing and technical resources than itself. Competition could materially and adversely affect InteliData's results of operations through price reductions and loss of market share.

       InteliData competes with a large number of competitors for its repair services and other services supporting the development and implementation of intelligent network services. Several of its competitors in the market for such services have substantially greater financial, marketing and technological resources than InteliData. There can be no assurance that InteliData will be able to continue to compete successfully against its existing competitors or that it will be able to compete successfully against new competitors.

       Electronic Commerce. The market for interactive products and services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new product introductions. InteliData's home banking products and services compete with services offered by a number of competitors and competition may intensify as a result of new market entrants. Banks have developed home banking products for their own customers and, in the future, may offer these services to other banks. Non-banks also may develop home banking products to offer to banks. Computer software and data processing companies also offer home banking services. Visa competes with other organizations, including MasterCard International, Inc. ("MasterCard"), which offers its Masterbanking home banking service through CheckFree Corporation. Many competitors exist for its various banking products including other manufacturers of touch-tone response systems, other financial software companies and financial services software and service companies. InteliData believes that its primary competition for its customer support services will come from financial institutions and third parties that choose to offer customer support services either directly through Visa's customer support messaging standard ("CSMS") product or on their own. InteliData expects that competition in all of these areas will increase in the near future.

     Interactive Services. The industry for interactive services is emerging and there is potential for a number of companies to enter the marketplace. Currently, InteliData's primary competitor is SmartServe Online, Inc.

RELATIONSHIP WITH VISA

       US Order sold the Visa Bill-Pay System to Visa on August 1, 1994, for approximately $15.0 million in cash, the assumption of certain liabilities and rights to a 72-month royalty period commencing January 1, 1995 and ending

December 31, 2000 (the "Royalty Period"). Visa subsequently transferred these assets to Visa InterActive, its wholly owned subsidiary. The royalty obligation is based on the number of customers who use the Visa Bill-Pay System during the Royalty Period. The agreement with Visa expressly provides that the royalty will apply only if the means by which a customer makes an electronic bill payment involves the use of a "significant portion" of the Visa Bill-Pay System.

       Royalties to InteliData are calculated and paid by Visa InterActive quarterly during the Royalty Period. Because the amount of the royalties to InteliData is dependent upon the number of customers that use the Visa Bill-Pay System on a monthly basis during the Royalty Period, InteliData cannot provide any assurances of the amount of royalties, if any, that will be payable by Visa InterActive to InteliData. The royalty payment will be reduced for each quarter through December 31, 1997, by an offset amount (the "Visa Offset") which was initially set at $73,000. If the royalty payment that would otherwise be due in respect of a quarter is smaller than the offset amount for that quarter, no royalty payment will be made to InteliData, and the difference between $73,000 and the royalty otherwise due will increase the size of the Visa Offset for the next quarter. The aggregate amount of the Visa Offset for the Royalty Period is $880,000. InteliData did not receive any royalty revenue from Visa in 1996 due to the Visa Offset and does not expect to receive any royalty revenue after application of the Visa Offset through at least the end of the second quarter of 1997.

       In addition, under the terms of its agreement with Visa, Visa InterActive is not obligated to pay royalties to InteliData for active bank customers who utilize home banking and bill payment technology independently developed by Visa InterActive. If Visa InterActive independently develops or acquires its own home banking and bill payment technology which does not use or build upon its technology, this could have a material adverse effect on the amount of royalties payable by Visa InterActive to InteliData. As a condition of Visa's acquisition of the Visa Bill-Pay System, InteliData has agreed to work exclusively with Visa in certain areas and to refrain from certain activities that are in competition with Visa and its affiliates. These covenants may increase InteliData's reliance upon Visa.

DEPENDENCE ON KEY EMPLOYEES

       InteliData is highly dependent on certain key executive officers and technical employees to manage the operations and business of InteliData as well as to implement the business plans of InteliData on an ongoing basis. The loss of any such key employees could have an adverse impact on the future operations of InteliData.

REGULATION

       The Telecommunications Act of 1996 and regulations or orders promulgated thereunder may result in or accelerate changes in various aspects of the telecommunications industry, including the competitive environment, the delivery and pricing of various telecommunications products and services and possible consolidation. Although InteliData is unable to predict what effect, if any, the Telecommunications Act of 1996 or other regulatory developments may have upon the telecommunications industry or InteliData's business, any such effects could have a material adverse impact on the future operations of InteliData.

       In the United States, Caller ID and other intelligent network services are subject to federal and state regulation. Caller ID and other intelligent network services may in the future be subject to further regulation by the federal government, state public utility commissions and other regulatory authorities, as well as court challenges, including possible challenges due to protests from special interest groups that object to such services on the basis of privacy concerns. An order issued by the FCC effective December 1, 1995, requires all United States telephone service providers with Signaling System 7 switching architecture to transmit to each other without charge Caller ID number information on interstate calls within the United States (except for public pay phones and party lines). The FCC's order also requires that telcos that offer Caller ID service must provide to their telephone subscribers without charge a per-call blocking mechanism to block the transmission of their Caller ID information on interstate calls and must inform subscribers that their telephone numbers may be identified to a called party and how to use this blocking capability.

VOLATILITY OF STOCK PRICE

       The market price of InteliData's stock has experienced significant volatility. The stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and developmental stage companies and that has often been unrelated to the operating performance of such companies.

Factors such as announcements of the introduction of new products or services by InteliData or its competitors, announcements of joint development efforts or corporate partnerships in the interactive applications industry, market conditions in the banking, telecommunications and other emerging growth company sectors and rumors relating to it or its competitors may have a significant impact on the market price of InteliData's stock.

LIMITED PROPRIETARY PROTECTION

       InteliData possesses limited patent or registered intellectual property rights with respect to its technology. InteliData depends in part upon its proprietary technology and know-how to differentiate its products from those of its competitors and works independently and from time to time with third parties with respect to the design and engineering of its own products. InteliData also relies on a combination of contractual rights and trade secret laws to protect its proprietary technology. There can be no assurance, however, that InteliData will be able to protect its technology or successfully develop new technology or gain access to such technology or that third parties will not be able to develop similar technology independently or that competitors will not obtain unauthorized access to its proprietary technology, that third parties will not misuse the technology to which InteliData has granted access, or that InteliData's contractual or legal remedies will be sufficient to protect InteliData's interests in its proprietary technology.

       Certain of Lucent's Caller ID patents are licensed by Lucent to InteliData and others, including its competitors. If the Lucent license were terminated and InteliData were unable to negotiate a new patent license agreement with Lucent, InteliData would no longer be authorized to manufacture or sell Caller ID products in the United States other than to the RBOCs and to Lucent, and InteliData's business would be materially and adversely affected.

LIMITED SOURCES OF SUPPLY

       The key components used in InteliData's products are currently being purchased from multiple sources, except for its application specific integrated circuit ("ASIC") chips, which are purchased from a single source. Although it believes it could develop other sources for each of the components for its products, the process could take several months, and the inability or refusal of any such source to continue to supply components could have a material adverse effect on InteliData pending the development of an alternative source.

RESULTS OF OPERATIONS

WORLD AIRWAYS
-------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Total block hours increased 13,183 hours, or 35%, to 50,525 hours in 1996 from 37,342 hours in 1995, with an average of 14.1 available aircraft per day in 1996 compared to 10.3 in 1995. Average daily utilization (block hours flown per day per aircraft) decreased to 9.8 hours in 1996 from 9.9 hours in 1995. In 1996, World Airways continued to obtain a higher percentage of its revenues under wet lease contracts as opposed to full service contracts. In 1996, wet lease contracts accounted for 68% of total block hours, consistent with 70% in 1995. Total operating revenues increased $67.2 million, or 28%, to $309.6 million in 1996 from $242.4 million in 1995.

Continuing Operations
---------------------

       Block hours from continuing operations increased 8,269 hours, or 23%, to 43,897 hours in 1996 from 35,628 hours in 1995.

       Operating Revenues. Revenues from flight operations increased $64.3 million, or 28%, to $296.9 million in 1996 from $232.6 million in 1995. This increase was primarily attributable to an increase in military flying and an increase in revenues generated from its 1996 Hadj operations and services to certain international carriers, partially offset by a decrease in cargo operations resulting from a shift in the mix of business during 1996.

     Operating Expenses. Total operating expenses increased $61.4 million, or 27%, in the 1996 to $287.9 million from $226.5 million in 1995.

       Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $5.9 million, or 9%, in 1996 to $71.1 million from $65.2 million in 1995. This increase resulted primarily from an increase in block hours flown and higher crew costs and up-front training expenses in connection with the integration of additional aircraft into the fleet. These increases were partially offset by a decrease in accrued profit sharing expenses. In 1995, World Airways accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual is necessary in 1996 as a result of losses from the discontinuation of scheduled service operations. In addition, World Airways expects that its training costs will increase in 1997 as a result of crewmember attrition.

       Maintenance expenses increased $18.7 million, or 45%, in 1996 to $60.5 million from $41.8 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown. In addition, World Airways experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. As discussed previously, World Airways expects its maintenance expense to increase in 1997 due to escalations in the specified rates per hour under its maintenance agreement.

       Aircraft costs increased $17.9 million, or 27%, in 1996 to $85.2 million from $67.3 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the second and fourth quarters of 1995 and the first quarter of 1996, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

       Fuel expenses increased $2.6 million, or 16%, in 1996 to $19.3 million from $16.7 million in 1995. This increase is due primarily to an increase in fuel utilized in connection with its military operations and a slight increase in price per gallon.

       Promotions, sales and commissions increased $4.2 million in 1996 to $6.2 million from $2.0 million in 1995. This increase resulted primarily from commissions paid in connection with the new Philippine Airlines contract and an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

       Depreciation and amortization increased $1.9 million, or 31%, in 1996 to $8.0 million from $6.1 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above.

       General and administrative expenses increased $6.5 million, or 36%, in 1996 to $24.7 million from $18.2 million in 1995. This increase was primarily due to the hiring of additional administrative personnel necessary to support the growth in its core business and an increase in certain legal and professional fees.

Discontinued Operations
-----------------------

       For its scheduled service operations, World Airways commenced service between Tel Aviv and New York in July 1995 and commenced service between the United States and South Africa in June 1996. In addition, World Airways commenced scheduled charter operations between the United States and Germany, Switzerland, Ireland, and the United Kingdom in May 1996. World Airways, however, was unable to operate these scheduled service operations profitably.

       In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results have been restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which will not be utilized in its operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. World Airways incurred approximately $18.9 million of these costs during the six months ended December 31, 1996 and it believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. In connection with the discontinuance of its scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future (see "Other Matters - Legal and Administrative Proceedings").

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

       Total block hours increased 10,885 hours, or 41%, to 37,342 hours in 1995 from 26,457 hours in 1994, with an average of 10.3 available aircraft per day in 1995 compared to 8.2 in 1994. Average daily utilization (block hours flown per day per aircraft) increased to 9.9 hours in 1995 from 8.8 hours in 1994. In 1995, World Airways continued to obtain a higher percentage of its revenues under wet lease contracts as opposed to full service contracts. In 1995, wet lease contracts accounted for 70% of total block hours, up from 63% in 1994. Total operating revenues increased $78.8 million, or 44%, to $259.5 million in 1995 from $180.7 million in 1994.

Continuing Operations
---------------------

       Block hours from continuing operations increased 9,171 hours, or 35%, to 35,628 hours in 1995 from 26,457 hours in 1994.

       Operating Revenues. Revenues from flight operations increased $58.7 million, or 34%, to $232.6 million in 1995 from $173.9 million in 1994. This increase was primarily attributable to a $58.4 million increase in revenues generated from the new multi-year contracts with Malaysian Airlines. Average daily utilization for these contracts was 11.2 hours in 1995. In addition, World Airways realized an increase in revenues associated with services to certain international carriers. Partially offsetting these increases was a decrease in revenues associated with the 1995 summer charter programs to Europe.

       Revenues from flight operations subcontracted to other carriers increased $3.2 million for 1995 to $8.6 million from $5.4 million in 1994. This increase resulted primarily from its need to subcontract certain flights to other carriers due to peak airlift requirements for the 1995 Hadj pilgrimage. This increase was partially offset by the subservice of certain contracts in the fourth quarter of 1994 primarily to make aircraft capacity available for the commencement of operations under its multi-year contracts with Malaysian Airlines.

     Operating Expenses. Total operating expenses increased $40.6 million, or 22%, in 1995 to $226.5 million from $185.9 million in 1994.

       Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $7.4 million, or 13%, in 1995 to $65.2 million from $57.8 million in 1994. This increase resulted primarily from the following: an increase in block hours flown; higher cockpit crew levels associated with the integration of additional aircraft into the fleet in 1995; and an increase in accruals under World Airways' profit sharing plans for its crewmembers during 1995. These factors were partially offset by a shift from full service to basic contracts.

       Maintenance expenses increased $15.6 million, or 60%, in 1995 to $41.8 million from $26.2 million in 1994. This increase resulted primarily from a non-recurring 1994 reversal of $4.2 million of excess reserves associated with the expiration of three DC10-30 aircraft leases and the increase in block hours flown in 1995 and lower costs associated with reduced maintenance requirements of new MD-11 aircraft and the guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft and related engines, which guaranties and warranties began to expire in 1995.

       Aircraft costs increased $13.4 million, or 25%, in 1995 to $67.3 million from $53.9 million in 1994. This increase was primarily due to the lease of two additional MD-11 convertible aircraft in the first quarter of 1995 and the short-term lease of incremental DC10-30 aircraft which began in the fourth quarter of 1994 and second quarter of 1995, partially offset by the return of three lower-cost DC10-30 aircraft to the lessor in the third quarter of 1994.

       Fuel expenses decreased $0.2 million in 1995 to $16.7 million from $16.9 million in 1994. This decrease is due primarily from a shift from full service to basic contracts in 1995 under which World Airways is not responsible for fuel, partially offset by an increase in fuel uplifted for military and scheduled service operations.

       Promotions, sales and commissions increased $0.9 million in 1995 to $2.0 million from $1.1 million in 1994. This increase resulted primarily from an increase in joint venture commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

       Depreciation and amortization increased $2.1 million, or 53%, in 1995 to $6.1 million from $4.0 million in 1994. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain MD-11 aircraft integration costs and other deferred costs.

       General and administrative expenses decreased $2.3 million, or 11%, in 1995 to $18.2 million from $20.5 million in 1994. This decrease was primarily due to a decrease in certain legal and professional fees, partially offset by the hiring of additional marketing personnel.

INTELIDATA
----------

       As previously discussed, in August 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data were merged with and into a new public company, InteliData. Pursuant to this Merger on November 7, 1996, InteliData became the successor corporation to US Order. As of November 7, 1996, WorldCorp's ownership interest in InteliData was approximately 28.9%.

       The Company's consolidated results for 1996 and 1995 include the results of US Order for the period in 1996 prior to the Merger, and for the twelve months ended December 31, 1995, respectively. Following the Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

       Operating Revenue. InteliData's operating revenues reported by WorldCorp decreased by $0.1 million from $4.2 million for the full year of 1995 to $4.1 million for the period of 1996 prior to the Merger, primarily due to a reduced 10-month 1996 reporting period versus a 12-month reporting period in 1995.

     Operating Expenses. InteliData's operating expenses reported by WorldCorp increased by $9.7 million from $9.5 million for the twelve months ended December 31, 1995 to $19.2 million for the period of 1996 prior to the Merger. InteliData's operating expenses include cost of revenue, general and administrative expenses, research and development costs, and advertising and promotion expenses. The increases in InteliData's operating expenses were attributable to employee related expenses for increases in personnel, amortization of intangible assets, increases in research and development costs, higher sales and marketing expenses and the write-off of in-process research and development expenses related to technology that had not reached technological feasibility and did not have alternative future uses, which was purchased in the Braun Simmons acquisition in September 1996.

       In the future, InteliData expects that aggregate recurring general and administrative expenses will increase as the company grows. The amount of any increase will depend on the products and services offered by InteliData and its alliances and strategic partners. In particular, InteliData expects that these expenses will increase as it upgrades its systems and operations in anticipation of the potential for increased business in 1997. InteliData also expects its advertising and promotion expenses will increase substantially in 1997 due to the further marketing efforts within the consumer telecommunications and interactive services division.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

       Operating Revenue. US Order's operating revenues increased by $2.8 million from $1.4 million in 1994 to $4.2 million in 1995. The increase was primarily related to the sale of US Order's products, such as its smart telephones, which it began selling through its "preferred provider" relationship with Visa in 1995.

       Operating Expenses. US Order's operating expenses decreased by $1.9 million from $11.4 million in 1994 to $9.5 million in 1995. The decrease was primarily from a one time payment to certain employees in August 1994 of $3.3 million made in conjunction with the August 1, 1994 sale of US Order's bill pay operations where Visa required that all US Order employees who became employees of Visa InterActive cancel their vested options to eliminate any potential conflict of interest. The decrease was also due to reduced advertising and promotion expenses in 1995.

WORLDCORP
---------

       General and administrative expenses decreased $0.5 million for the year ended December 31, 1996 to $3.8 million from $4.3 million in the comparable 1995 period. This decrease was primarily due to a reduction in legal and professional fees.

       General and administrative expenses increased $0.7 million for the year ended December 31, 1995 to $4.3 million from $3.6 million during the comparable 1994 period. This increase resulted primarily from goodwill amortization and compensation expense associated with executive stock options in 1995.

OTHER INCOME (EXPENSE)
----------------------

       Equity in Loss of Affiliate. On November 7, 1996, US Order and Colonial Data were merged with and into InteliData. As described above, following the Merger, WorldCorp reports its share of InteliData's financial results under the equity method of accounting. As a result of the Merger, InteliData reported one-time, noncash merger related charges of approximately $72.3 million, of which WorldCorp recorded its 28.9% share, or $20.9 million. These charges related to the write-off of in-process research and development expenses for purchased in-house technology that had not reached technological feasibility as of the date of the Merger with Colonial Data and did not have alternative future uses. The remaining $2.4 million loss represents WorldCorp's proportionate share of InteliData's operating results for the period following the Merger.

     Gain (Loss) on Issuances (Purchases) of Equity by Subsidiaries, Net and Gain on Sales of Subsidiaries' Stock. As a result of the US Order and Colonial Data merger, WorldCorp recognized a gain on the issuance of equity by InteliData of $42.6 million which was offset by the elimination of approximately $1.3 million of goodwill related to US Order. Also, in 1996, the Company recognized a gain of $1.8 million associated with US Order's issuance of stock to acquire Braun Simmons. Finally, the Company recorded a loss of approximately $4.2 million as a result of World Airways purchase of treasury stock during 1996.

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

     Other, Net. Other expenses increased by $3.3 million from income of $1.7 million in 1995 to expense of $1.6 million in 1996, primarily due to a $1.6 million loss representing US Order's proportionate share of losses of an affiliate accounted for under the equity method. Other expenses decreased $2.6 million in 1995 from 1994 primarily due to a $0.7 million loss on the sale of a DC10 engine by World Airways in 1994. In addition, World Airways recognized a $0.8 million gain in 1995 resulting from a settlement with the lessor relating to the return of two DC10 aircraft in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData which have not paid dividends on common stock since 1992. At December 31, 1996, World Airways has a working capital deficit of $29.6 million and has substantial debt and lease commitments. At December 31, 1996, InteliData has working capital of $63.5 million, with no long-term debt. World Airways' ability to pay dividends is currently restricted under a borrowing arrangement. Additionally, the provisions of the Indenture governing WorldCorp's Debentures causes World Airways not to pay dividends upon the occurence of any events of default by WorldCorp under such Indenture. World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

     Of the $12.5 million in cash and cash equivalents at December 31, 1996, approximately $7.0 million is held by World Airways and, therefore, is not available to satisfy WorldCorp's obligations. As of December 31, 1996, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $22.4 million for 1997. In order to meet these obligations and its general and administrative costs, the Company must use its existing cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of certain borrowing arrangements however, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the borrowings.

     The Company is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. Any such transaction would require the approval of certain other parties (See Notes 6,12 and 13). Additionally, management believes it will be successful in reducing the amount of collateral securing its borrowings, either by renegotiating the terms of the loan or by entering into a new loan with another financial institution. Although there can be no assurance that WorldCorp will be successful in consummating these transactions, management believes that its existing cash and the anticipated proceeds from a combination of sales of stock of World Airways or InteliData, renegotiations of its existing borrowing arrangements, or new financing arrangements, will be sufficient to allow the Company to meet its operating requirements and repayment obligations for 1997. At December 31, 1996, based on quoted market prices, the market value of the Company's 6,915,915 shares of World Airways and 9,179,273 shares of InteliData, approximated $56.2 million and $66.5 million, respectively, although these values have declined since year-end.

       World Airways is also highly leveraged. World Airways incurred substantial debt and lease commitments during the past three years in connection with its acquisition of MD-11 aircraft and related spare parts. At December 31, 1996, World Airways had total long-term indebtedness of approximately $30.1 million and notes payable and current maturities of long-term obligations of $20.4 million. In addition, World Airways has significant future long-term obligations under aircraft lease obligations relating to its aircraft. World Airways has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of its common stock, secured borrowings, and other financings from banks and other lenders. The degree to which World Airways is leveraged could have important consequences to holders of Common Stock, including the following: (i) its ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; (ii) its degree of leverage and related debt service obligations, as well as its obligations under operating leases for aircraft, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iii) its financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

     World Airways' cash and cash equivalents at December 31, 1996 and December 31, 1995 were $7.0 million and $25.3 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. At December 31, 1996 World Airways' current assets were $44.4 million and current liabilities were $74.0 million. World Airways believes that the combination of the financings consummated to date, income from continuing operations and certain additional financings will be sufficient to allow it to meet its cash requirements related to the remaining phase-out of its discontinued operations and the operating and capital requirements for its continuing operations for the next twelve months.

       At December 31, 1996, InteliData had $39.0 million in cash, cash equivalents and short-term investments. InteliData has generated operating losses since its inception. InteliData's smart telephone and home banking products and services are subject to the risks inherent in the marketing and development of new products. The market for these products and services is relatively new and is characterized by rapid technological change, evolving standards, changes in end-user requirements and frequent new product introductions and enhancements. However, the acquisition of Colonial Data has provided InteliData with established product lines and sales channels in large telecommunications markets. The industry for InteliData's products and services is intensely competitive. InteliData experiences direct competition from manufacturers of smart telephones, caller ID units, and cordless phones and from companies that develop transaction processing software for interactive applications and customer support services. The acquisition of Colonial Data has provided InteliData with a revenue stream that totaled approximately $74.2 million and $50.2 million, respectively, for the twelve months ended December 31, 1995 and the nine months ended September 30, 1996. There can be no assurance as to what level of future sales or royalties, if any, that InteliData will receive from Visa, Visa member banks and retail markets for its smart telephone and home banking products and services.


CASH FLOWS FROM OPERATING ACTIVITIES


     Operating activities used $25.4 million in cash for the year ended December 31, 1996 compared to providing $1.1 million of cash in the comparable period in 1995. This decrease in cash in 1996 resulted primarily from an increase in losses, and increase in accounts receivable, and a decrease in unearned revenue, partially offset by an increase in accounts payable during 1996.


CASH FLOWS FROM INVESTING ACTIVITIES


     Investing activities used $26.0 million in cash for the year ended December 31, 1996 compared to using $22.7 million in the comparable period in 1995. This decrease in cash used resulted primarily from the purchase of rotable spare parts required for the integration of two MD-11 aircraft and incremental DC-10 aircraft in 1995, as compared to the acquisition of engines and spare parts which were financed in 1996. In addition, the Company's consolidated cash was reduced as a result of the Merger and the Company's change to the equity method of accounting for its investment in InteliData.

CASH FLOWS FROM FINANCING ACTIVITIES


     Financing activities used $10.6 million in cash for the year ended December 31, 1996 compared to providing $87.9 million in the comparable period in 1995. In 1995, the Company received $93.4 million from the sale of World Airways and US Order's common stock and made net repayments of $9.0 million on its borrowings. In 1996, the Company and World Airways purchased 1,337,500 and 718,000 shares, respectively, of their common stock in the fourth quarter of 1996. In addition, the Company increased its net borrowings by $1.0 million.

CAPITAL COMMITMENTS

World Airways
-------------

       In October 1992 and January 1993, World Airways signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by the Company with increasing rent costs. As of March 1995, World Airways had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two passenger/cargo convertible MD-11s. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits of $1.2 million toward the option aircraft. In March 1996, World Airways signed an agreement with the manufacturer to lease two MD-11ER aircraft. Under the agreement, it leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, the above-mentioned deposits were applied towards the deposits required on these two aircraft. In addition, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time. As of December 31, 1996, annual minimum payments required under its aircraft and lease obligations totaled $86.2 million for 1997.

       As a result of its decision to discontinue scheduled service operations, World Airways reached an agreement with the lessor to terminate the leases of two DC10-30 aircraft effective December 31, 1996. As of March 31, 1997, World Airways leases one short-term DC10-30 aircraft and four long-term DC10-30 aircraft with terms expiring in 1999, 2003, and two in 1997.

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

       As discussed above, World Airways signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, World Airways received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996. As of December 31, 1996, approximately $6.4 million had been received. In January
1996, World Airways agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery, which is expected to be during 1997.

       World Airways' fixed assets increased approximately $17.7 million during 1996. The majority of this amount relates to assets which were financed. World Airways anticipates that its total capital expenditures in 1997, which includes the spare engine, will approximate $10.2 million of which it will receive approximately $6.1 million in financing. World Airways expects that the remaining balance will be funded from its operating cash flow and available cash balances. In March 1996, the Credit Agreement was amended to increase the limit on capital expenditures by World Airways to no more than $35.0 million and $25.0 million in 1996 and 1997, respectively.

       As of December 31, 1996, World Airways held approximately $3.9 million (at book value) of aircraft spare parts currently available for sale.

InteliData
----------

       InteliData's principal needs for cash in 1996 were for investments in property and equipment and to fund working capital, primarily related to inventories and accounts receivable. InteliData's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, strategic ventures, potential acquisitions, capital expenditures and the upgrade of its systems and operations. In order to meet its needs for cash over the next twelve months, InteliData will utilize proceeds from its 1995 initial public offering and cash received in the Merger. Additionally, InteliData may utilize funds it expects to generate from operations in the second half of 1997.

FINANCING DEVELOPMENTS

     WorldCorp. On August 29, 1996, the Company entered into a bridge loan (the "Bridge Loan") with a financial institution pursuant to which the Company borrowed $25.0 million and subsequently retired its existing 13 7/8% Subordinated Notes of the same amount. The Bridge Loan is due September 29, 1997 and earns interest of LIBOR plus 2.5%, payable monthly. Under the terms of the Bridge Loan, the borrowings are collateralized by all of the shares of World Airways and InteliData owned by WorldCorp, a first priority security interest in WorldCorp's assets, and certain cash collateral. On September 30, 1996, the Company entered into a purchase agreement (the "Purchase Agreement") which contained a series of Senior Subordinated Notes ("Notes") totaling $10.0 million which was used to retire $10.0 million of the Bridge Loan in October 1996. The Notes are payable in three installments through September 2000, earn interest of 10%, payable semi-annually, and are included in long-term obligations at December 31, 1996. On December 31, 1996, the Company refinanced the Bridge Loan, which resulted in a decrease in the interest rate to LIBOR plus 1.75%, and reduced the cash collateral under the loan to $1.0 million. The interest rate was 7.99% at December 31, 1996. The Purchase Agreement and the Bridge Loan generally restrict the amount of stock repurchases by WorldCorp based on certain specified conditions. These borrowings also contain a number of covenants that, among other things, restrict the ability of WorldCorp to dispose of assets, make certain acquisitions of the stock of other entities, incur additional indebtedness, and make capital expenditures. The Bridge Loan also contains certain covenants which, among other things, require WorldCorp to maintain at least a 50.1% ownership of World Airways.

     In the first quarter of 1997, WorldCorp entered into a $1.0 million margin loan with Scott & Stringfellow, Inc., whereby WorldCorp pledged approximately 400,000 shares of InteliData common stock which WorldCorp owns as collateral for such loan (the "Margin Loan"). The Bridge Loan was amended to permit this loan.


     World Airways. In October 1995, World Airways completed an initial public offering pursuant to which World Airways and WorldCorp received approximately $22.8 million and $10.2 million in net proceeds, respectively. Each company used its proceeds to increase cash reserves.

       Effective June 30, 1996, World Airways amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement is collateralized by certain receivables, inventory, and equipment. As of December 31, 1996, the outstanding balance of the spare parts loan and revolving line of credit was $7.6 million and $6.8 million, respectively, with minimal capacity available on the revolving line of credit.

       Under the terms of the amended Credit Agreement, World Airways is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases), (ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends World Airways' cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1996 and 1997 of more than $35.0 million and $25.0 million, respectively, or in any subsequent year of more than $15.0 million. World Airways must also maintain a certain quarterly net worth and net income (loss) requirements. At December 31, 1996, World Airways was not in compliance with one covenant, but obtained a waiver from the financial institution. This waiver also extended the date that World Airways is required to pay any outstanding amounts under the line of credit to December 31, 2000. The aircraft security agreement remains payable in 1999. No assurances can be given, however, that World Airways will meet these covenants prospectively or, if necessary, obtain the required waivers. In addition, World Airways granted warrants to BNY in October 1996 to purchase up to 50,000 shares of common stock.

       In September 1995 World Airways entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. World Airways paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a
40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999. In addition, World Airways purchased an additional spare engine which was delivered in March 1996 at a cost of approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. World Airways made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively. In January 1996, World Airways agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% if its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

       InteliData. In June 1995, US Order completed an initial public offering pursuant to which US Order and WorldCorp received $41.6 million and $18.7 million in net proceeds, respectively. US Order used part of its proceeds to satisfy debt obligations (including those to WorldCorp). The remaining balance was added to US Order's cash reserves. WorldCorp used its proceeds to fund its debt service requirements and increase its cash position.

       InteliData maintains three credit facilities aggregating $20 million. The first credit agreement covers the period through May 1997 and is a revolving line of credit of $1.0 million. The second credit agreement is a $4.0 million line of credit utilized for the purpose if issuing letters of credit. The third credit agreement is a credit facility totaling $15.0 million for cash advances and letters of credit. As of December 31, 1996, InteliData had outstanding $2.0 million under a line of credit and had available $13.5 million to fund draw downs and letters of credit.

OTHER MATTERS

LEGAL AND ADMINISTRATIVE PROCEEDINGS

       The Company and World Airways (the "World Defendants") are defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation (the "Committee") in August 1992, captioned Washington Bancorporation v. Boster, et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). The complaint asserts that the World Defendants received preferential transfers or fraudulent conveyances from Washington Bancorporation when the World Defendants received payment at maturity on May 4, 1990 of Washington Bancorporation commercial paper purchased on May 3, 1990. Washington Bancorporation filed for relief under the Federal Bankruptcy Code on August 1, 1990. The Committee seeks recovery of approximately $4.8 million from World Airways and approximately $2.0 million from WorldCorp. Under a settlement agreement which remains subject to certain contingencies, the plaintiff has agreed to dismiss with prejudice the Boster Litigation against all defendants, including the World Defendants, with each party to bear its own costs. In that event, the World Defendants would not have any further liability in the Boster Litigation. On January 28, 1997, the U.S. District Court conditionally dismissed the Boster Litigation subject to reinstatement if the settlement is not finalized by May 15, 1997. In any event, the Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the Committee were successful in recovering the full amount claimed, the resolution could have a material adverse effect on the financial condition or results of operations of the Company.

       World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. Most recently, as the FAA has increased its scrutiny of U.S. airlines, it was assessed a preliminary fine of $810,000 in connection with certain minor security violations by ground handling crews contracted by World Airways for services at foreign airport locations. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements. World Airways has taken steps to comply with the U.S. requirements and believes that any fines ultimately imposed by the FAA will not have a material adverse effect on the financial condition or results of operations of World Airways. World Airways believes the amount of fines it will ultimately be assessed will be below the preliminary assessment. This estimated amount is included in liabilities in the accompanying balance sheet at December 31, 1996.

       In connection with the discontinuance of World Airways' scheduled service operations, it is subject to claims by various third parties and may be subject to further claims in the future. One claim has been filed in connection with its discontinuance of scheduled service to South Africa, seeking approximately $37.8 million in compensatory and punitive damages. World Airways believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the plaintiff were successful in recovering the full amount claimed, the resolution could have a material adverse effect on its financial condition or results of operations.

       In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition of the Company.

EMPLOYEES

       The Company employs four individuals. The majority of its administrative requirements are performed by employees of World Airways. The Company is charged an appropriate monthly fee for these services.

       World Airways cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in June 1998.

       World Airways' flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992. In June 1996, World Airways signed a new four year labor agreement with the Teamsters which provides for retroactive pay increases for the flight attendants and work rule flexibility and lengthened duty time rules for the Company. The agreement was ratified by the flight attendants in August 1996. World Airways flight attendants challenged the use of foreign flight attendant crews on its flights for Malaysian Airlines and Garuda Indonesia which has historically been its operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter recently denied the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that World Airways' contract with its flight attendants requires it to first actively seek profitable business opportunities that require using its flight attendants, before World Airways may accept wet lease business opportunities that use the flight attendants of its customers. World Airways can provide no assurances as to how the imposition of this requirement will affect its financial condition and results of operations.

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

DIVIDEND POLICY

     WorldCorp has never paid any dividends and does not plan to do so for the foreseeable future. The Purchase Agreement governing the Notes, and the Indenture governing the Company's Debentures, in certain circumstances, restrict the Company from paying dividends or making distributions on its common stock. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, neither of whom intend to pay dividends in the foreseeable future. In addition, World Airways' ability to pay dividends is currently restricted under a borrowing arrangement.

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

INCOME TAXES

       At December 31 1996, WorldCorp had approximately $53.1 million in net operating loss carryforwards ("NOLs") that are available to offset future federal taxable income.

       There can be no assurance that the Company will generate taxable income in future years so as to allow the Company to realize a tax benefit from its NOLs. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, ownership changes of the Company, pursuant to the Internal Revenue Code, may occur in the future and may result in the imposition of an annual limitation on the Company's NOLs existing at the time of any such ownership change. In addition, a portion of World Airways' NOLs are subject to an annual limitation as a result of a previous ownership change, for tax purposes, which occurred in 1991. World Airways does not file a consolidated income tax return with the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                         WORLDCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                      ASSETS
                                                  (IN THOUSANDS)




                                                                                            December 31,
                                                                                    -------------------------
                                                                                       1996           1995
                                                                                    -----------   -----------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
          cash of $447 at December 31, 1996 and $625
          at December 31, 1995 (Note 20)                                            $    12,462   $    74,443

     Restricted cash and short-term investments (Notes 8, 12 and 20)                      2,047         4,218

     Trade accounts receivable,  less allowance for doubtful accounts of $413 at
         December 31, 1996 and $322
         at December 31, 1995 (Notes 12 and 18)                                          19,427        12,476

     Other receivables                                                                    4,667         4,438

     Due from affiliate, net (Note 6)                                                     4,181         2,981

     Prepaid expenses and other current assets (Notes 9 and 19)                           8,314        11,668

     Assets held for sale (Notes 10 and 13)                                                 500           700
                                                                                       --------      --------

         Total current assets                                                            51,598       110,924
                                                                                        -------       -------

ASSETS HELD FOR SALE (Notes 10 and 13)                                                    3,425         2,383

EQUIPMENT AND PROPERTY (Notes 5, 10 and 13)
     Flight and other equipment                                                          75,191        60,794
     Equipment under capital leases                                                      11,639        11,734
                                                                                        -------       -------
                                                                                         86,830        72,528
     Less accumulated depreciation and amortization                                      21,357        17,878
                                                                                        -------       -------

         Net equipment and property                                                      65,473        54,650
                                                                                        -------       -------

LONG-TERM OPERATING DEPOSITS (Note 13)                                                   15,951        16,157

INVESTMENT IN AFFILIATE (Notes 5 and 12)                                                 36,299            --

OTHER ASSETS AND DEFERRED CHARGES, NET (Notes 5, 6 and 9)                                 5,145        15,384

INTANGIBLE ASSETS, NET (Note 11)                                                          1,072         2,591
                                                                                       --------       -------

         TOTAL ASSETS                                                               $   178,963   $   202,089
                                                                                        =======       =======

                                                                     (Continued)

                                         WORLDCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (CONTINUED)
                                   LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                                         (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                            December 31,
                                                                                    -------------------------
                                                                                       1996           1995
                                                                                    -----------   -----------

CURRENT LIABILITIES
     Notes payable (Note 12)                                                        $    26,386   $     6,764
     Current maturities of long-term obligations (Note 13)                                9,990        11,355
     Accounts payable                                                                    24,339        17,363
     Net liabilities of discontinued operations (Note 3)                                  1,834            --
     Unearned revenue                                                                     3,046        10,421
     Air traffic liability                                                                   --         2,332
     Accrued maintenance in excess of reserves paid                                      13,737         8,919
     Accrued salaries and wages (Note 19)                                                10,344        10,804
     Accrued interest                                                                       981         2,061
     Accrued taxes                                                                        1,249         1,283
                                                                                        -------       -------
         Total current liabilities                                                       91,906        71,302
                                                                                        -------       -------

LONG-TERM OBLIGATIONS, NET (Note 13)                                                    104,804       111,345
                                                                                        -------       -------

OTHER LIABILITIES
     Deferred gain from sale leaseback transactions, net of
         accumulated amortization of $19,099 as of December 31,
         1996 and $18,041 as of December 31, 1995                                         6,252         7,310
     Accrued postretirement benefits (Note 16)                                            2,545         2,596
     Accrued maintenance in excess of reserves paid                                       6,867         3,579
     Other                                                                                3,378         2,035
                                                                                       --------      --------
         Total other liabilities                                                         19,042        15,520
                                                                                        -------       -------

         TOTAL LIABILITIES                                                              215,752       198,167
                                                                                        -------       -------

MINORITY INTEREST (Notes 4, 5 and 6)                                                      3,548        27,219

COMMON STOCKHOLDERS'  DEFICIT (Notes 5, 12, 13, 14, 15, 16 and 19)
     Common stock,$1 par value, (60,000,000 shares authorized,
         16,420,350 shares issued and 15,020,265 shares outstanding at December 31, 1996 and 16,416,134 shares issued and
         16,353,549 shares outstanding at December 31, 1995)                             16,617        16,354
     Additional paid-in capital                                                          43,824        42,210
     Deferred compensation                                                                (591)         (553)
     Accumulated deficit                                                               (91,366)      (79,598)
     ESOP guaranteed bank loan (Notes 13 and 16)                                          (805)       (1,370)
     Treasury stock, at cost(1,596,766 and 62,585 shares in 1996 and 1995,
         respectively)(Notes 1, 4 and 16)                                               (8,016)         (340)
                                                                                       --------      --------
         TOTAL COMMON STOCKHOLDERS' DEFICIT                                            (40,337)      (23,297)
                                                                                       --------      --------

     COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 6, 12, 13, 15, 16,
         17, 18 and 20)

         TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
             DEFICIT                                                                $   178,963   $   202,089
                                                                                       ========       =======

                     See accompanying Notes to Consolidated Financial Statements

                                         WORLDCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                Years ended December 31,
                                                                    ----------------------------------------------
                                                                        1996             1995             1994
                                                                    ------------     ------------     ------------

OPERATING REVENUES (Note 18)
     World Airways                                                  $    309,587     $    242,386     $    180,715
     US Order                                                              4,085            4,186            1,432
                                                                         -------          -------          -------
         Total operating revenues                                        313,672          246,572          182,147
                                                                         -------          -------          -------

OPERATING EXPENSES
     World Airways:
       Flight                                                             71,121           65,223           57,792
       Maintenance (Notes 6, 13 and 20)                                   60,462           41,843           26,212
       Aircraft costs (Notes 6 and 13)                                    85,227           67,331           53,860
       Fuel                                                               19,255           16,704           16,915
       Flight operations subcontracted to other carriers                  12,932            9,096            5,549
       Promotions, sales and commissions                                   6,236            1,995            1,060
       Depreciation and amortization                                       8,032            6,056            4,006
       General and administrative                                         24,677           18,240           20,522
                                                                         -------          -------          -------
         Total operating expenses - World Airways                        287,942          226,488          185,916
                                                                         -------          -------          -------
     US Order:
         Total operating expenses - US Order                              19,190            9,457           11,429
                                                                         -------          -------          -------
     WorldCorp:
       General and administrative                                          3,803            4,334            3,614
                                                                         -------         --------          -------

         Total operating expenses                                        310,935          240,279          200,959
                                                                         -------          -------          -------

OPERATING INCOME (LOSS)                                                    2,737            6,293         (18,812)
                                                                         -------          -------          -------

OTHER INCOME (EXPENSE)
     Interest expense (Notes 12 and 13)                                 (11,680)         (12,586)         (12,154)
     Interest income                                                       3,389            2,909              863
     Equity in loss of affiliate (Note 5)                               (23,273)               --               --
     Gain (loss) on issuances (purchases) of equity by
         subsidiaries, net (Notes 4 and 5)                                38,886           43,676           10,524
     Gain on sales of subsidiaries' stock (Notes 4 and 5)                     --           23,717           16,398
     Gain on sale of US Order banking operations (Note 5)                     --               --           14,547
     Other, net                                                          (1,550)            1,676            (870)
                                                                         -------          -------          -------
         Total other income                                                5,772           59,392           29,308
                                                                         -------          -------          -------

EARNINGS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES AND MINORITY INTEREST                             8,509           65,685           10,496

INCOME TAX EXPENSE (Note 17)                                               (504)            (661)            (159)

MINORITY INTEREST                                                          (568)            (866)          (2,029)
                                                                         -------          -------          -------

EARNINGS FROM CONTINUING OPERATIONS                                        7,437           64,158            8,308

DISCONTINUED OPERATIONS (Note 3)
     Loss from discontinued operations (less applicable
         income tax benefit of $83 in 1996 and $306 in 1995)            (11,720)          (5,250)               --
     Loss on disposal (less applicable income tax benefit
         of $562 in 1996)                                               (20,655)               --               --
                                                                         -------          -------          -------

LOSS FROM DISCONTINUED OPERATIONS BEFORE
     MINORITY INTEREST                                                  (32,375)          (5,250)               --

MINORITY INTEREST                                                         13,184            1,300               --
                                                                         -------          -------          -------

LOSS FROM DISCONTINUED OPERATIONS                                       (19,191)          (3,950)               --
                                                                         -------          -------          -------

NET EARNINGS (LOSS)                                                 $   (11,754)      $    60,208      $     8,308
                                                                         =======          =======          =======

                                                                     (Continued)
                                                       45

                                         WORLDCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (CONTINUED)




                                                                                Years ended December 31,
                                                                    ----------------------------------------------
                                                                        1996             1995             1994
                                                                    ------------     ------------     ------------

PRIMARY EARNINGS (LOSS) PER COMMON
     EQUIVALENT SHARE
     Continuing operations                                          $       0.45     $       3.75     $       0.54
     Discontinued operations                                               (1.15)           (0.23)              --
                                                                          ------           ------           ------
     Net earnings (loss)                                            $      (0.70)    $       3.52     $       0.54
                                                                          ======           ======           ======

PRIMARY WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING                             16,676,889       17,103,669       15,516,063
                                                                      ==========       ==========       ==========

FULLY DILUTED EARNINGS (LOSS) PER COMMON
     EQUIVALENT SHARE

     Continuing operations                                          $          *     $       2.99     $       0.53
     Discontinued operations                                                   *            (0.17)              --
                                                                          ------           ------           ------
     Net earnings (loss)                                            $          *     $       2.82     $       0.53
                                                                          ======           ======           ======

FULLY DILUTED WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING                                      *       22,994,866       15,793,046
                                                                      ==========       ==========       ==========


*  Fully diluted earnings per share are anti-dilutive.



                     See accompanying Notes to Consolidated Financial Statements

                                         WORLDCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CHANGES
                                          IN COMMON STOCKHOLDERS' DEFICIT
                                   YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                         (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                            Employee
                                                                                          Stock Owner-                 Total
                                                   Additional                               ship Plan    Treasury     Common
                                        Common      Paid-in      Deferred    Accumulated   Guaranteed     Stock,   Stockholders'
                                         Stock      Capital    Compensation    Deficit      Bank Loan    at cost      Deficit
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------


BALANCE AT
     DECEMBER 31, 1993                 $   15,224   $   34,071   $       --   $ (148,114)   $  (1,914)   $    (340)   $(101,073)

Exercise of 266,723 options
     and warrants                             268        1,160           --           --           --           --        1,428
Employee Stock Ownership Plan
     guaranteed bank loan                      --           --           --           --        1,914           --        1,914
Grant of stock options                         --        2,217       (2,217)          --           --           --           --
Amortization of deferred
     compensation                              --           --        1,115           --           --           --        1,115
Other                                          --          115           --           --           --           --          115
Net earnings                                   --           --           --        8,308           --           --        8,308
                                           ------       ------       ------    ---------      -------       ------     --------

BALANCE AT
     DECEMBER 31, 1994                 $   15,492   $   37,563   $   (1,102)  $ (139,806)   $      --    $    (340)   $ (88,193)

Exercise of 559,568 options
     and warrants (Notes 14 and 15)           560        2,503           --           --           --           --        3,063
Employee Stock Ownership Plan
     guaranteed bank loan                      --           --           --           --       (1,370)          --       (1,370)
Grant of stock options                         --          615         (615)          --           --           --           --
Amortization of deferred
     compensation                              --         (260)       1,164           --           --           --          904
Issuance of stock (Note 5)                    302        1,789           --           --           --           --        2,091
Net earnings                                   --           --           --       60,208           --           --       60,208
                                           ------       ------      -------    ---------      -------       ------     --------

BALANCE AT
     DECEMBER 31, 1995                 $   16,354   $   42,210   $     (553)   $ (79,598)   $  (1,370)   $    (340)   $ (23,297)

Exercise of 254,456 options
     and warrants                             254        1,245           --           --           --           --        1,499
Employee Stock Ownership Plan
     guaranteed bank loan (Note 16)            --           --           --           --          565           --          565
Grant of stock options
     and warrants (Notes 13 and 14)             9          594         (200)          --           --           --          403
Amortization of deferred
     compensation                              --        (225)          162           --           --           --         (63)
Purchase of common stock, at
     cost (Note 1)                             --           --           --           --           --       (7,676)     (7,676)
Other                                          --           --           --         (14)           --           --         (14)
Net loss                                       --           --           --     (11,754)           --           --     (11,754)
                                           ------       ------      -------     --------      -------      -------     --------

BALANCE AT
     DECEMBER 31, 1996                 $   16,617   $   43,824   $    (591)   $ (91,366)   $     (805)  $   (8,016)  $ (40,337)
                                           ======       ======      =======     ========      =======       =======    ========


                     See accompanying Notes to Consolidated Financial Statements

                                         WORLDCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                Years ended December 31,
                                                                    ----------------------------------------------
                                                                        1996             1995             1994
                                                                    ------------     ------------     ------------




CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR (Note 7)                                                $    74,443     $      8,160     $     16,916
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                     (11,754)           60,208            8,308
Adjustments to reconcile net earnings (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization                                        10,361            8,043            5,212
     Deferred gain recognition                                           (1,058)          (1,063)          (1,949)
     Deferred aircraft rent payments, net                                     --              153              576
     Gain on sales of equity by subsidiaries, net                       (38,886)         (43,676)         (10,524)
     Gain on sales of subsidiaries' stock                                     --         (23,717)         (16,398)
     Gain on sale of US Order banking operations                              --               --         (14,547)
     Minority interest in earnings (loss) of subsidiaries               (12,616)            (434)            2,029
     Equity loss in affiliate                                             23,273               --               --
     Equity loss in investee of subsidiary                                 1,641               --               --
     (Gain) loss on sale of equipment and property                          (32)            (462)              669
     Writedown of assets held for sale                                       400               --               --
     Deferred compensation expense                                           162              904            1,115
     Reversal of excess maintenance reserves                                  --               --          (4,200)
     Loss on disposal of discontinued operations                           1,734               --               --
     Other                                                                   870              570              889
     Changes in certain  assets  and  liabilities  net of
         effects  of  non-cash transactions:
         (Increase) decrease in accounts receivable                     (10,607)         (11,013)            5,230
         Increase in restricted short-term investments                   (2,171)          (3,550)               --
         Decrease(increase) in deposits, prepaid expenses
              and other assets                                               399          (3,528)         (10,461)
         Increase in accounts payable, accrued expenses
              and other liabilities                                       22,195           11,500            3,842
         (Decrease)increase in unearned revenue                          (7,206)            4,806            1,159
         (Decrease)increase in air traffic liability                     (2,073)            2,332               --
                                                                        --------         --------         --------
     Net cash provided (used) by operating activities                   (25,368)            1,073         (29,050)
                                                                        --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                     (12,620)         (24,286)          (4,854)
Proceeds from disposal of equipment and property                            735             1,768            3,893
Proceeds from sale of US Order banking operations                             --               --           14,750
Purchase of investments                                                  (1,345)            (219)          (6,533)
Cash of InteliData at date of Merger                                    (12,800)               --               --
Proceeds from sales of short-term investments, net                            --               --            6,029
                                                                        --------         --------         --------
     Net cash provided (used) by investing activities                   (26,030)         (22,737)           13,285
                                                                        --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in line of credit borrowing arrangement, net           5,031          (1,051)          (4,275)
Issuance of debt                                                          47,144           25,278            6,034
Repayment of debt                                                       (51,172)         (33,187)         (18,065)
Proceeds from stock transactions                                           1,499            4,353            1,428
Proceeds from sales of equity by subsidiaries                              2,177           64,453           12,488
Proceeds from sales of subsidiaries' stock                                    --           28,986           12,300
Purchase of common stock                                                 (7,676)               --               --
Purchase of common stock by subsidiary                                   (7,361)               --               --
Debt issuance costs                                                        (225)               --               --
Purchase of preferred stock by subsidiary                                     --               --          (2,718)
Payment of dividends by subsidiary                                            --            (885)               --
Other                                                                         --               --            (183)
                                                                        --------         --------         --------
     Net cash provided(used) by financing activities                    (10,583)           87,947            7,009
                                                                        --------         --------         --------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                               (61,981)           66,283          (8,756)
                                                                        --------         --------         --------
CASH AND CASH EQUIVALENTS AT END
     OF YEAR (Note 7)                                               $     12,462     $     74,443       $    8,160
                                                                        ========         ========         ========

                     See accompanying Notes to Consolidated Financial Statements

                                         WORLDCORP, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      WorldCorp, Inc. ("WorldCorp" or "the Company") was organized in March 1987 to serve as the holding company for World Airways, Inc., ("World Airways"). WorldCorp owns positions in companies that operate in two distinct business areas. World Airways provides worldwide passenger and cargo air transportation to major international airlines, the U.S. Air Force, and international tour operators, with a fleet of MD-11 and DC10-30 aircraft. InteliData Technologies Corporation ("InteliData") concentrates on three markets: (1) consumer telecommunications; (2) electronic commerce; and (3) interactive services.

     WorldCorp's aviation services subsidiary, World Airways, is a leading provider of long range passenger and cargo air transportation, serving customers in three distinct markets: major international air carriers; the U.S. Government and international tour operators in leisure passenger markets. World Airways' business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force (see Note 18).

     WorldCorp also has an ownership interest in InteliData, a company which is engaged in providing products and services for three primary markets: consumer telecommunications, electronic commerce and interactive services. InteliData designs, develops and markets consumer telecommunications products including Caller ID adjuncts, integrated telephones and smart telephones. InteliData also develops products and services for financial institutions to assist in home banking and electronic bill payment initiatives and designs and markets interactive service applications for smart telephones and other small screen devices.

     During the third quarter of 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. During the fourth quarter of 1996, the Company purchased 1,337,500 shares of its common stock for an aggregate cost of $7.7 million. In February 1997, the Company purchased an additional 25,000 shares of its common stock for an aggregate cost of $0.1 million. WorldCorp does not intend to purchase any additional shares at this time.

      WorldCorp is highly leveraged, and therefore requires substantial funds to cover its debt service (see Note 2). Of the $12.5 million in cash and cash equivalents at December 31, 1996, approximately $7.0 million is held by World Airways and, therefore, is not available to satisfy WorldCorp's obligations. WorldCorp's investment in the net assets of World Airways and US Order aggregates $41.9 million as of December 31, 1996.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of WorldCorp; its approximately 61.3% ownership interest in the outstanding common stock of World Airways; its wholly owned subsidiaries: WorldCorp Investments, Inc., World Flight Crew Services, Inc., World Airways Cargo, Inc., and World Games, Inc., and through November 7, 1996, its interest in US Order, Inc. ("US Order"). On November 7, 1996, US Order and Colonial Data Technologies Corporation ("Colonial Data") merged with and into InteliData ("Merger")(see
Note 5). Effective with this merger, InteliData became the successor corporation to US Order. As a result of the Merger, WorldCorp's ownership percentage in InteliData was reduced to 28.9% and, as such, beginning November 7, 1996, WorldCorp reports its share of InteliData's net assets and results of operations under the equity method of accounting. All significant intercompany balances have been eliminated.

FINANCIAL STATEMENT RECLASSIFICATION

      Certain items in the prior year consolidated financial statements included herein have been reclassified to conform to the 1996 financial statement presentation.

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

REVENUE RECOGNITION

      Revenues are recognized as the services are provided.

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

AIRCRAFT MAINTENANCE

      Major airframe maintenance and engine overhauls are expensed using the accrual method of accounting. The accrual method provides for estimating the cost of the initial overhaul and accruing the cost, based on an hourly rate, to the overhaul. At that time, the actual cost of overhaul is charged to the accrual, with any deficiency or excess charged or credited to expense. The cost of the next overhaul is then estimated, based on the new rate, and accrued to that overhaul, at which time the process is repeated. Certain of the World Airways' leases require it to make monthly payments to the lessor for estimated maintenance costs to be incurred. Modifications performed in response to Airworthiness Directives issued by the Federal Aviation Administration are capitalized at cost. Routine maintenance and general repairs are expensed as incurred.

ASSETS HELD FOR SALE

      Assets held for sale are recorded at the lower of cost or estimated net realizable value. Net realizable value is based on the estimated fair value (measured by using a current selling price for similar assets) less estimated selling costs.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its estimated fair market value.

INTANGIBLE ASSETS

      The excess of cost over the estimated fair value of the Company's share of its affiliate's net assets at the date of acquisition is being amortized over approximately 6 years, using the straight-line method (see Note 11).

AIR TRAFFIC LIABILITY

      The air traffic liability in 1995 relates to World Airways' scheduled service flying to Tel Aviv, Israel, which World Airways began in July 1995 and ceased in October 1996 (see Note 3). Scheduled service passenger ticket sales were initially recorded in the air traffic liability account. When transportation was provided by World Airways, revenue was recognized and the liability was reduced. The liability was also reduced by any refunds to passengers or billings from other airlines that provide the passenger transportation.

OTHER ASSETS AND DEFERRED CHARGES

      Contract enhancements and pre-operating costs are amortized on a straight line basis over certain estimated periods (see Notes 6 and 9).

INCOME TAXES

      The Company computes income taxes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("FAS #109"). Under the asset and liability method of FAS #109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS #109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      The results of World Airways' operations prior to February 28, 1994 are included in the Company's consolidated income tax returns. As a result of certain transactions with MHS Berhad during 1994 (see Note 4), the results of World Airways' operations for the period from February 28, 1994 to December 1994 and subsequent periods are not included in WorldCorp's consolidated income tax returns. In addition, InteliData's results of operations are not included in the Company's consolidated income tax returns.

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

TRANSACTIONS IN SUBSIDIARIES' STOCK

      Gains or losses realized in connection with the issuance, sale or purchase of stock by a subsidiary are recognized in income by the Company (see Notes 4 and 5).

ACCOUNTING FOR STOCK-BASED COMPENSATION

      Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123,

Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 15). In addition, in accordance with SFAS 123, the Company applies fair value as the measurement basis for transactions in which equity instruments are issued to nonemployees (as defined) (see Note 14).

2.    OPERATING ENVIRONMENT

     The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, which have not paid dividends on common stock since 1992. At December 31, 1996, World Airways has a working capital deficit of $29.6 million and has substantial debt and lease commitments. At December 31, 1996, InteliData has working capital of $63.5 million, with no long-term debt. World Airways' ability to pay dividends is currently restricted under a borrowing arrangement. Additionally, the provisions of the Indenture governing WorldCorp's Debentures causes World Airways not to pay dividends upon the occurrence of any events of default by WorldCorp under such Indenture. World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

     Of the $12.5 million in cash and cash equivalents at December 31, 1996, approximately $7.0 million is held by World Airways and, therefore, is not available to satisfy WorldCorp's obligations. As of December 31, 1996, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $22.4 million for 1997. In order to meet these obligations and its general and administrative costs, the Company must use its existing cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of certain borrowing arrangements however, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the borrowings(see Notes 12 and 13).

     The Company is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. Any such transaction would require the approval of certain other parties(see Notes 6, 12 and 13). Additionally, management believes it will be successful in reducing the amount of collateral securing its borrowings, either by renegotiating the terms of the loan or by entering into a new loan with another financial institution. Although there can be no assurance that WorldCorp will be successful in consummating these transactions, management believes that its existing cash and the anticipated proceeds from a combination of sales of stock of World Airways or InteliData, renegotiations of its existing borrowing arrangements, or new financing arrangements, will be sufficient to allow the Company to meet its operating requirements and repayment obligations for 1997. At December 31, 1996, based on quoted market prices, the market value of the Company's 6,915,915 shares of World Airways and 9,179,273 shares of InteliData, approximated $56.2 million and $66.5 million, respectively, although these values have declined since year-end.

3.    DISCONTINUED OPERATIONS

      World Airways commenced its scheduled service operations between Tel Aviv and New York in July 1995 and commenced its scheduled service operations between the U.S. and South Africa in June 1996. In addition, in May 1996 World Airways commenced its scheduled charter operations between the United States and Germany, Switzerland, Ireland, and the United Kingdom. However, World Airways was unable to operate these scheduled service operations profitably.

      Therefore, in July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results have been restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which will not be utilized in World Airways' operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. World Airways incurred approximately $18.9 million of these costs during the six months ended December 31, 1996 and believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. Effective December 31, 1996, World Airways and a lessor mutually agreed to terminate the lease agreements relating to two DC10-30 aircraft which were acquired in March 1996 as a result of World Airways' expansion of its scheduled service operations (see Note 6). These additional aircraft were not expected to be utilized after the discontinuation of World Airways' scheduled service operations. World Airways does not have any other significant assets related to its discontinued operations. World Airways is involved in several claims and legal actions arising as a result of the discontinuance of its scheduled service operations (see Note 20).

4.    INVESTMENT IN WORLD AIRWAYS

      On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its 100% ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS (see Note 6).

      On August 8, 1995, World Airways filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 2,900,000 shares of World Airways' common stock. The offering was completed on October 12, 1995 at an offering price of $12.50 per share. Of the 2,900,000 shares registered, 2,000,000 shares were issued and sold by World Airways which resulted in an $11.9 million net gain to the Company, and 900,000 shares were sold by the Company, resulting in a $4.1 million net gain. Net proceeds received from the offering by the Company and World Airways approximated $10.2 million and $22.8 million, respectively. At December 31, 1996, the Company and MHS owned approximately 61.3% and 17.6%, respectively, of the outstanding common stock of World Airways. The remaining shares were publicly traded.

     In the third quarter of 1996, World Airways announced its intention to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. During the fourth quarter of 1996, World Airways purchased 718,000 shares of its common stock for an aggregate cost of $7.4 million. In January 1997, World Airways repurchased an additional 52,000 shares of its common stock for an aggregate cost of $0.5 million. World Airways does not intend to purchase any additional shares at this time. As a result of the 1996 treasury stock purchases, the Company recognized a $4.2 million loss on purchases of equity by subsidiaries.

      As discussed in Note 2, WorldCorp is evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

5.    INVESTMENT IN INTELIDATA

FORMATION

     On September 10, 1990, the Board of Directors of WorldCorp unanimously authorized WorldCorp to enter into and consummate a Stock Purchase Agreement dated as of September 14, 1990 (the "Stock Purchase Agreement"), under which WorldCorp agreed to purchase Series A Preferred Stock ("the Preferred Stock") issued by US Order. The Board of Directors of the Company authorized the purchase of US Order as part of the Company's continuing efforts to diversify its interests. In connection with this agreement, the Company was granted an option to purchase the common stock held by the founding shareholders. Mr. Gorog is Chairman of the Board of InteliData and is Chairman of the Board of Directors of WorldCorp. Mr. Gorog, together with certain members of his immediate family (the "Founders"), were majority owners of US Order.

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

     In August 1996, WorldCorp exercised 346,429 warrants to purchase an equivalent number of shares of US Order's common stock at $4.00 per share.

SALE OF BANKING OPERATIONS

      On August 1, 1994, US Order sold its electronic banking and bill payment operations to Visa International Services Association, Inc. ("Visa") (which subsequently transferred these assets to the wholly owned subsidiary, Visa InterActive) for $14.6 million in cash (net of closing costs of $0.2 million), the assumption of certain of US Order's capital lease obligations and other miscellaneous liabilities totaling $0.9 million, 100 shares of Visa InterActive's redeemable preferred stock, and a 72 month royalty stream commencing January 1, 1995 and ending December 31, 2000 (the "Royalty Period"). The Company recognized a gain of $14.5 million (before minority interest of $3.9 million) from this sale. Of the proceeds received by US Order, $9.4 million was used to retire a portion of its preferred stock (of which WorldCorp received $3.3 million) and to cancel vested employee options. The royalty amount is based on the number of Visa InterActive customers using the electronic banking and bill payment technology sold by US Order to Visa. Under the terms of the agreement, Visa InterActive is not required to pay US Order for the first $73,000 of royalties earned during each quarter on a cumulative basis for a total of twelve quarters. US Order has not received any Visa royalty payments to date and does not expect to receive any royalty payments through the first half of 1997.

INITIAL PUBLIC OFFERING

      In June 1995, US Order completed an initial public offering of 4,427,500 shares of its common stock at an offering price of $14.75 per share. Of the 4,427,500 shares sold, 3,062,500 were issued and sold by US Order which resulted in a gain of approximately $27.0 million to the Company, and 1,365,000 shares were sold by the Company resulting in a gain of approximately $19.6 million. Net proceeds from the offering to the Company and US Order approximated $18.7 million and $41.6 million, respectively. In conjunction with the offering, the US Order preferred stock previously held by the Company was converted to common stock. As a result of the above transactions, WorldCorp owned 56.9% of the outstanding common stock of US Order at December 31, 1995.

ACQUISITIONS

     On October 18, 1995, US Order acquired a 40% equity interest in Home Financial Network, Inc. ("HFN"), a newly formed, development stage personal computer software company that plans to develop and deliver electronic financial products and services to consumers, through the issuance of 296,746 shares of its common stock valued at $5.0 million. As a result, the Company recognized a $2.5 million gain on issuances of equity by subsidiaries.

      Effective September 30, 1996, US Order acquired all of the outstanding capital stock of Braun, Simmons & Co. ("Braun Simmons"), an information engineering firm specializing in the development of home banking and commerce solutions for financial institutions, for $2.0 million and 375,000 shares of US Order common stock. As a result, the Company recorded a gain on issuances of equity by subsidiary of $1.8 million as of September 30, 1996. The acquisition was accounted for under the purchase method of accounting. US Order expensed $4.9 million of the purchase price which was allocated to in-process research and development with no alternative future use.

COLONIAL DATA MERGER

      On April 6, 1995, US Order entered into a stock exchange agreement with Colonial Data. Pursuant to the terms of the agreement, on June 8, 1995, US Order exchanged 230,000 shares of its common stock, valued at the initial public offering price of $14.75 per share, or $3.4 million, for 170,743 shares of Colonial Data's unregistered common stock (valued based on the average closing price of Colonial Data's stock for the twenty trading days preceding the date of the exchange) which was equivalent to the value of US Order stock exchanged. The Company recognized a gain on issuances of equity by subsidiaries of $2.0 million as a result of the exchange of this stock. The fair value of this investment at December 31, 1995 was approximately $3.5 million, based on the quoted market price of the stock, and was held for purposes other than trading.

      On November 7, 1996, US Order and Colonial Data were merged with and into InteliData, a newly formed corporation, through an exchange of stock ("Merger"). Upon consummation of the Merger, each outstanding share of US Order common stock was converted into one share of InteliData common stock and each outstanding share of Colonial Data common stock was converted into one share of InteliData common stock. The transaction was accounted for as a purchase of Colonial Data by US Order. Pursuant to this transaction, InteliData became the successor corporation to US Order. As a result of the Merger, WorldCorp recognized a gain on issuances of equity by subsidiaries of $42.6 million, which was offset by the elimination of approximately $1.3 million of goodwill related to US Order. As a result of the Merger, WorldCorp's ownership percentage in InteliData was reduced to 28.9% and, as such, WorldCorp began reporting its share of InteliData's net assets and results of operations under the equity method of accounting. As such, WorldCorp's investment in InteliData is included in investment in affiliate in the accompanying balance sheet at December 31, 1996, and its share of InteliData's losses for the period from November 7, 1996 through December 31, 1996 are shown as equity in loss of affiliate in the accompanying statement of operations for the year ended December 31, 1996. As a result of the Merger, InteliData reported non-cash, merger related charges of approximately $72.3 million, of which the Company recorded its pro rata share, or $20.9 million. These charges related to the write-off of in-process research and development expenses for purchased in-process technology that had not reached technological feasibility as of the date of the Merger and did not have alternative future uses. The remaining $2.4 million equity in loss of affiliate represents the Company's share of InteliData's operating results for the period following the Merger.

      Summarized   financial   information  of  InteliData  is  as  follows  (in
thousands):

                                                                                Year ended December 31,
                                                                    ----------------------------------------------
                                                                        1996             1995             1994
                                                                    ------------     ------------     ------------
     Results of operations:
     ---------------------

         Revenues                                                   $     13,899     $      4,186     $      1,432
         Cost of revenues                                                 10,448            2,470            1,013
         Gross profit                                                      3,451            1,716              419
         Operating loss                                                   96,112            5,161           10,165
         Net income (loss) applicable to common shareholders             (95,727)          (5,399)           1,818

                                                                            At December 31,
                                                                    -----------------------------
                                                                        1996             1995
                                                                    ------------     ------------
     Financial position:
     ------------------

         Current assets                                             $     82,989      $    27,068
         Noncurrent assets                                                60,757           13,184
         Current liabilities                                              19,457            2,519
         Noncurrent liabilities                                               --               --

     Shown below is the Company's unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995, excluding the impact of the non-recurring charges for acquired in-process research and development and the impact of the gain on issuances of equity by subsidiaries relating to the Braun Simmons and Colonial Data acquisitions and as though both companies had been acquired and merged into InteliData as of the beginning of InteliData's fiscal years 1996 and 1995 (in thousands except for per share data):

                                                                            At December 31,
                                                                    -----------------------------
                                                                        1996             1995
                                                                    ------------     ------------

     Revenues                                                       $    309,587     $    242,386
     Net income (loss)                                                  (27,252)           64,925
     Net income (loss) per share:
         Primary                                                          (1.63)             3.80
         Fully diluted                                                         *             3.02

*    Fully dilutive earnings per share are anti-dilutive.

     This method of combining historical financial statements for the preparation of the unaudited pro forma condensed consolidated financial information is for presentation only. The unaudited pro forma condensed consolidated financial information is provided for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations that would have been reported had the mergers occurred at the beginning of the year, nor do they represent a forecast of the consolidated financial position or results of operations for any future period.

6.   TRANSACTIONS WITH MHS AND MALAYSIAN AIRLINES

     On October 30, 1993, the Company, World Airways, and MHS entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. Under this Agreement, World Airways would receive upon closing $12.4 million to fund its working capital requirements. The remaining $15.0 million would be paid to the Company to add to its cash reserves. WorldCorp received $2.7 million prior to December 31, 1993 as an advance on the sales price. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of the Company. On February 28, 1994, the Company, World Airways, and MHS concluded the transaction according to the terms described above. Under the agreement, if at any time after October 30, 1996 World Airways registers additional common stock under the Securities Act of 1933, MHS has the right to demand the registration of its shares of World Airways' common stock. Under a shareholders agreement, MHS agreed not to transfer, sell, or pledge any of its shares of common stock prior to February 28, 1997 without the prior written consent of the Company. MHS has the right to nominate two members to World Airways' board of directors and the Company has agreed to vote its shares of common stock to elect such nominees. Also, if without the prior written consent of MHS: (1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then MHS has the option (a) to sell or transfer all or a portion of its shares to a third party prior to February 28, 1997, and/or (b) to require the Company to purchase all or part of MHS's shares at fair market value. Fair market value is defined to be not less than the aggregate of the costs borne by MHS in acquiring and holding its World Airways shares. Management has indicated that it does not have any current intent to take any such actions without the prior consent of MHS or the directors nominated by MHS. The shareholders agreement also provides that if the Company's ownership interest in World Airways falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require the Company to sell a pro rata number of shares held by MHS to the party purchasing the Company's shares. MHS also has a right of first refusal to purchase shares of common stock issued by World Airways or sold by the Company and to purchase additional shares of common stock to maintain its ownership percentage in World Airways.

     During 1994, MHS acquired 32% of Malaysian Airline System Berhad, the flag carrier of Malaysia. Due to the issuance of additional shares of common stock by Malaysian Airlines during 1996, MHS owns 29.1% of Malaysian Airlines at December 31, 1996. World Airways has provided service to Malaysian Airlines since 1981, providing aircraft for integration into Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. World Airways provided three aircraft for Hadj operations in 1996 and 1995, and, pursuant to the contract described below, will provide three aircraft for the 1997 Hadj operations.Malaysian Airlines is World Airways's largest customer (see Note 18).

     Effective December 31, 1994, the Company entered into a 6% note payable to MHS in the amount of $8.5 million, due December 31, 1995, in exchange for 5% of World Airways' common stock held by MHS and the execution of certain multi-year contracts between World Airways and Malaysian Airlines. The shares were pledged as security for the note payable. The note was repaid in accordance with the agreement. As a result of this transaction, effective December 31, 1994, MHS owned 19.9% of World Airways' common stock. As a result of World Airways's initial public offering (see Note 4), MHS owned approximately 16.6% of World Airways's common stock as of December 31, 1995. Due to World Airways's common stock repurchases in the fourth quarter of 1996 (see Note 4), MHS owned approximately 17.6% of World Airways's common stock as of December 31, 1996.

     Of the $8.5 million consideration paid by WorldCorp to MHS, $3.0 million was attributable to the contract enhancements discussed above. This amount is included in other assets and deferred charges in the accompanying balance sheets, and is being amortized over the terms of the related Malaysian Airlines contracts, approximately two to five years. As of December 31, 1996, the unamortized balance of the deferred contract cost is $1.5 million, net of $1.5 million of accumulated amortization (see Note 9).

     In late 1994, World Airways entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide aircraft to Malaysian Airlines. In 1996, World Airways provided three aircraft for Hadj operations. World Airways recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby World Airways will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. World Airways is currently in preliminary discussions with Malaysian Airlines regarding a potential eleven-month reduction in the utilization of one of these aircraft during the 32-month term of the contract.

     Until recently, World Airways operated four passenger aircraft for Malaysian Airlines under the multi-year agreements described above. The contract for two of the four passenger aircraft for Malaysian Airlines expired in March 1997. While World Airways is deploying these two aircraft in the 1997 Hadj, and will actively re-market the aircraft thereafter, World Airways can provide no assurance that it will be able to redeploy the two aircraft, beginning June 1997, at price and utilization levels at least as favorable as under the terms of the Malaysian Airlines contracts.

     World Airways originally operated three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July, 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contract. World Airways and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contract's original obligations. World Airways can provide no assurances, however, that it will, in fact, be able to redeploy these two aircraft back into Malaysian Airlines' operation to meet the contract's original obligations.

     Certain operating costs incurred by World Airways pursuant to the currently operated contracts are reimbursed by Malaysian Airlines. As of December 31, 1996 and 1995, World Airways had $4.2 million, which consists of trade receivables of $9.2 million offset by $5.0 million of aircraft rent due to Malaysian Airlines, and $3.0 million, respectively, included in due from affiliate in the accompanying balance sheets relating to these contracts.

     World Airways and Malaysian Airlines entered into an agreement in March 1995 pursuant to which Malaysian Airlines provides routine maintenance checks, structural inspections and other necessary work for World Airways' aircraft in Kuala Lumpur. World Airways expensed approximately $1.7 million and $1.5 million during 1996 and 1995, respectively, related to these services.

     During 1995, World Airways entered into agreements with Malaysian Airlines to lease two DC10-30 aircraft. The aircraft were delivered in June and December 1995 and have lease terms of 26 and 36 months, respectively. In March 1996, World Airways leased two additional DC10-30 aircraft from Malaysian Airlines. These aircraft had initial lease terms of 36 months with monthly rent expense and other lease terms similar to the aircraft leased during 1995. These additional aircraft were not expected to be utilized after the discontinuation of World Airways' scheduled service operations in October 1996 (see Note 3). Therefore, effective December 31, 1996, the parties mutually agreed to terminate the lease agreements for the additional two aircraft. Rent expense and maintenance reserve payments related to all of the aircraft leased from Malaysian Airlines totalled $12.6 million and $1.6 million in 1996 and 1995, respectively.

     In March 1997, World Airways entered into an agreement with Malaysian Airlines to lease an incremental DC10- 30 aircraft on a short-term basis to support its peak flying season. The aircraft will be returned at the end of the Hadj program.

7.   SUPPLEMENTAL INFORMATION -- STATEMENTS OF CASH FLOWS

     Additional information pertaining to certain cash payments and noncash investing and financing activities is as follows (in thousands):


                                                                                Year ended December 31,
                                                                    ----------------------------------------------
                                                                        1996             1995             1994
                                                                    ------------     ------------     ------------

Cash paid for:
              Interest                                              $     12,377     $     12,130     $     11,550
              Income taxes                                                   412              711              140

      World Airways purchased a spare engine which was delivered in March 1996. The engine cost approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term (see Note 13). World Airways made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

      In March 1996, World Airways entered into an agreement with McDonnell Douglas to lease two MD-11ER aircraft (see Note 13). World Airways entered into a simultaneous agreement with McDonnell Douglas to finance MD-11 spare parts. World Airways can borrow a total of $9.0 million of which $3.0 million became available with the delivery of each aircraft and an additional $3.0 million became available in December 1996. Borrowings under the agreement were $6.4 million during 1996, of which $0.5 million was repaid at December 31, 1996.


      World Airways paid approximately $1.8 million and exchanged a DC10 engine valued at approximately $1.0 million in connection with the settlement of maintenance reserves due on the return of three DC10 aircraft in 1994.


      During 1994, US Order redeemed preferred stock through the issuance of a note payable of $0.9 million.

8.    SHORT-TERM INVESTMENTS

      At December 31, 1996 and 1995, short-term investments consist of cash pledged as collateral for letters of credit with original maturities in excess of ninety days, and expiration dates within one year, and cash collateralizing a loan with a financial institution (Note 12).

9.    OTHER ASSETS AND DEFERRED CHARGES

      Other assets and deferred charges consist of the following (in thousands):

                                                                                              December 31,
                                                                                     -----------------------------
                                                                                         1996             1995
                                                                                     ------------     ------------

         Debt issuance costs, net                                                    $      1,763     $      2,036
         Long-term notes receivable (Note 19)                                                 529              868
         Deferred contract cost (Note 6)                                                    1,509            2,285
         Aircraft integration costs, net                                                    1,094            1,968
         Long-term investments of US Order (Note 5)                                            --            8,227
                                                                                          -------          -------
                                                                                     $      4,895      $    15,384
                                                                                          =======          =======

     Debt issuance costs consist of the costs of issuing the Convertible Subordinated Debentures due 2004, the Bridge Loan due in 1997 and revolving lines of credit agreements. These costs are being amortized over the term of the respective debt instruments using the effective interest method (see Notes 12 and 13). The debt issuance costs relating to the 13 7/8% Subordinated Notes were included in the accompanying balance sheet at December 31, 1995, but were written off when the Notes were retired in 1996.

      Aircraft integration costs consist of pre-operating costs incurred in connection with integrating the new MD-11 aircraft into World Airways' fleet (see Note 13). These costs, consisting primarily of flight crew training, are being amortized on a straight-line basis over a five-year period.

      Prepaid expenses and other current assets at December 31, 1996 and 1995 includes prepaid insurance of approximately $4.9 million and $5.9 million, respectively, and prepaid rent of approximately $2.5 million and $1.5 million, respectively. Included in the December 31, 1995 balance is a deposit on a spare engine of approximately $1.2 million.

10.   ASSETS HELD FOR SALE

     Assets held for sale consist primarily of DC10 and B727 rotables with a net book value of $3.9 million and $3.0 million as of December 31, 1996 and 1995, respectively. World Airways has consigned these parts with a third party to be sold over a reasonable period of time with the objective of maximizing the proceeds from the sales. As a result of the discontinuance of World Airways' scheduled service operations in 1996 (see Note 3), and the termination of two DC10 lease agreements in December 1996 (see Notes 6 and 13), World Airways consigned
                                                       58
additional DC10 rotables with the third party during 1997. Accordingly, the net book value of these parts of $1.7 million was reclassified from flight and other equipment to assets held for sale in the accompanying balance sheet at December 31, 1996. During the fourth quarter of 1996, World Airways wrote-down assets held for sale by $0.4 million to reflect the estimated fair value of the parts less estimated selling costs.

11.   INTANGIBLE ASSETS

      As a result of various transactions in the capital stock of US Order through 1995, the Company recorded approximately $5.2 million of goodwill, which is being amortized over approximately six years using the straight-line method. As a result of the sale of a portion of its stock of US Order pursuant to US Order's initial public offering during 1995, approximately $1.9 million of this goodwill was eliminated and offset against the gain on sale of stock. As a result of the merger of US Order and Colonial Data with and into InteliData during 1996, approximately $1.3 million of goodwill was eliminated and offset against the gain on issuances of equity by subsidiaries (see Note 5).

12.   NOTES PAYABLE

      In 1993, World Airways entered into an $8.0 million revolving line of credit borrowing arrangement which is collateralized by certain receivables which were sold to the bank with recourse. Borrowing availability under the line is based on the amount of eligible receivables. This borrowing arrangement was amended effective June 30, 1996 (see Note 13). World Airways had minimal unused borrowing capacity at December 31, 1996 and 1995. Borrowings under the line of credit were $6.8 million and $1.7 million at December 31, 1996 and 1995, respectively, and bear interest at the greater of the federal funds rate plus 2.5% or the prime rate plus 2%. The interest rate was 10.25% and 10.5% at December 31, 1996 and 1995, respectively. This agreement contains certain covenants related to World Airways' financial condition and operating results, including minimum quarterly net worth and net income (loss) tests. At December 31, 1996, World Airways was not in compliance with one covenant, but obtained a waiver of the covenant from the lender. This waiver also extended the date that World Airways is required to pay any outstanding amounts under the line of credit to December 31, 2000. No assurances can be given that World Airways will meet these covenants in the future or, if necessary, obtain the required waivers. The agreement also requires an unused facility fee of 0.5% per year.

      A $4.6 million note and a $5.0 million note, both bearing interest at 3.8%, are included in notes payable at December 31, 1996 and 1995, respectively. The $5.0 million note was fully paid during 1996. The $4.6 million note requires monthly principal and interest payments, and will be paid in full in 1997.

      In the first quarter of 1995, World Airways received approximately $6.0 million in working capital and short-term financing from certain of its equipment lessors, bearing interest at approximately 11%. The balance was repaid during 1995.

     On August 29, 1996, the Company entered into a bridge loan (the "Bridge Loan") with a financial institution pursuant to which the Company borrowed $25.0 million and subsequently retired its existing 13 7/8% Subordinated Notes of the same amount. The Bridge Loan is due September 29, 1997 and earns interest of LIBOR plus 2.5%, payable monthly. Under the terms of the Bridge Loan, the borrowings are collateralized by all of the shares of World Airways and InteliData beneficially owned by WorldCorp, a first priority security interest in WorldCorp's assets, and certain cash collateral. On September 30, 1996, the Company entered into a purchase agreement (the "Purchase Agreement") which contained a series of Senior Subordinated Notes ("Notes") totaling $10.0 million which was used to retire $10.0 million of the Bridge Loan in October 1996. The Notes are payable in three installments through September 2000, earn interest of 10%, payable semi-annually, and are included in long-term obligations at December 31, 1996 (see Note 13). On December 31, 1996, the Company refinanced the Bridge Loan, which resulted in a decrease in the interest rate to LIBOR plus 1.75%, and reduced the cash collateral under the loan to $1.0 million. The interest rate was 7.99% at December 31, 1996. The Purchase Agreement and the Bridge Loan generally restrict the amount of stock repurchases by WorldCorp based on certain specified conditions. These borrowings also contain a number of covenants that, among other things, restrict cash dividends, restrict the ability of WorldCorp to dispose of assets, make certain acquisitions of the stock of other entities, incur additional indebtedness, and make capital expenditures. The Bridge Loan also contains certain covenants which, among other things, require WorldCorp to maintain at least a 50.1% ownership of World Airways.

     In the first quarter of 1997, WorldCorp entered into a $1.0 million margin loan with Scott & Stringfellow, Inc., whereby WorldCorp pledged approximately 400,000 shares of InteliData
                                                       59
common stock which WorldCorp owns as collateral for such loan (the "Margin Loan"). The Bridge Loan was amended to permit this loan.

13.   LONG-TERM OBLIGATIONS

LONG-TERM DEBT

      Long-term obligations of the Company at December 31 are as follows (in thousands):

                                                                                            1996           1995
                                                                                         ----------     ----------
     WorldCorp:
     Senior Subordinated Notes -- with interest at 10% payable semi-annually beginning
         March 31, 1997 (net of unamortized discount of $0.3 million) (Note 12).              9,675             --

     Convertible Subordinated Debentures due 2004 -- with interest at 7% payable
         semi-annually  beginning May 15, 1992.                                              65,000         65,000

     13 7/8 Subordinated Notes, retired in August 1996 (net of
         unamortized discount of $0.1 million in 1995).                                          --         24,961

     Unsecured promissory note due 1997 -- with interest at 6% payable
         quarterly beginning May 8, 1994.                                                       900            900

     World Airways:
     Note payable due 1999 -- with principal and interest at 7.25% payable
         monthly, collateralized by one Pratt & Whitney PW4462 engine.                   $    4,393     $    4,883

     Note payable  due 2003 -- with  principal  and  interest  at  9.98%  payable monthly, collateralized by one Pratt and Whitney
         PW4462 engine.                                                                       6,018             --

     Spare parts loan due 1998 -- with principal and interest at 8.5%
         payable monthly, collateralized by certain MD-11 spare parts.                        3,229          3,617

     Spare parts loan due 2003 -- with  principal  and  interest at 8.5% payable monthly collateralized by certain
         MD-11 spare parts.                                                                   2,581          2,857

     Spare parts loan due 2003 -- with principal and interest at 10%
         payable monthly, collateralized by certain MD-11 spare parts.                        5,929             --

     Aircraft spare parts security  agreement payable to a bank due 1999, net of discount of $0.2 million -- with interest at the greater of the federal funds rate plus 2.5% or the prime rate plus 2% (10.25% at December  31,
         1996 and 10.5% at December 31, 1995),
         collateralized by certain rotables.                                                  7,372          8,568

     Employee Saving and Stock Ownership Plan guaranteed bank loan (Note 16)                    805          1,370


     Capitalized lease obligations                                                            7,750          8,869

     Deferred aircraft rent                                                                   1,142          1,675
                                                                                           --------       --------

         Total                                                                              114,794        122,700

     Less current maturities                                                                  9,990         11,355
                                                                                           --------       --------

         Total long-term obligations, net                                                $  104,804     $  111,345
                                                                                            =======        =======

     The estimated fair value of the Convertible Subordinated Debentures at December 31, 1996 approximated $44.5 million. The Company believes that the carrying values of the other amounts outstanding under the above debt agreements approximate fair value.

     In May 1992, the Company issued $65.0 million of Convertible Subordinated Debentures due 2004 (the "Debentures"). The Debentures are convertible into WorldCorp common stock at $11.06 per share, subject to adjustment in certain events, and bear an annual interest rate of 7%. Semi-annual interest payments are due on May 15 and November 15. The terms of this indenture cause World Airways not to pay dividends upon the occurrence of any events of default by the Company under the indenture. The indenture also restricts the Company's ability to pay dividends or make other distributions on its common stock.

      On August 29, 1996, the Company entered into a bridge loan (the "Bridge Loan") with a financial institution pursuant to which the Company borrowed $25.0 million and subsequently retired its existing 13 7/8% Subordinated Notes of the same amount (see Note 12).

     The Company entered into a purchase agreement (the "Purchase Agreement") on September 30, 1996 which contained a series of Senior Subordinated Notes totaling $10.0 million which was used to retire $10.0 million of the Bridge Loan in October 1996. The Notes are payable in three installments through September 2000 and earn interest of 10%, payable semi-annually. In connection with the Purchase Agreement, the Company granted warrants to the lenders to purchase up to 120,000 shares of the Company's common stock, at $6.00 per share, subject to certain adjustments. The Company may also be required to issue up to an additional 80,000 warrants contingent upon certain market conditions. These warrants were valued at approximately $0.6 million (see Note 14). Under the terms of the Purchase Agreement, the Company is not permitted to pay cash dividends. Also, WorldCorp is obligated under certain conditions to make certain mandatory prepayments of the Notes. If the Asset Value, as defined, at the end of any fiscal year is less than $70.0 million, then WorldCorp must prepay 50% of each of the then outstanding Notes within 60 days. If the Asset Value at the end of any fiscal quarter is less than $50.0 million, then WorldCorp must prepay all of the then outstanding Notes within 60 days. If WorldCorp sells any shares of common stock of InteliData, 20% of the net proceeds received by WorldCorp upon such sale must be used to prepay the then outstanding Notes within 30 days. "Asset Value" is defined to mean (A) the market value of the common stock of World Airways and InteliData beneficially owned by the Company and the common stock of any other subsidiary of the Company beneficially owned by the Company which is listed on an exchange or quoted on the NASDAQ National Market, plus (B) the value of all other tangible assets of the Company. As of December 31, 1996, the Asset Value was $130.4 million, although this value has declined since year-end. Also under the Purchase Agreement, senior indebtedness of the Company shall not exceed $50.0 million.

     As described in Note 2, in order to meet its debt service obligations for 1997, WorldCorp must use its cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of certain loan agreements, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the loans (see Note 12).

     Effective June 30, 1996, World Airways amended its Credit Agreement with BNY Financial Corporation ("BNY"), which includes the aircraft security agreement and the $8.0 million revolving line of credit borrowing (see Note 12). This amended Credit Agreement is collateralized by certain receivables, inventory, and equipment. Under the terms of the amended Credit Agreement, World Airways is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases), (ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends World Airways' cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1996 and 1997 of more than $35.0 million and $25.0 million, respectively, or in any subsequent year of more than $15.0 million. World Airways must also maintain a certain quarterly net worth and net income (loss) requirements. At December 31, 1996, World Airways was not in compliance with one covenant, but obtained a waiver of the covenant from the financial institution. This waiver also extended the date that World Airways is required to pay any outstanding amounts under the line of credit to December 31, 2000. The aircraft security agreement remains payable in 1999. No assurances can be given that World Airways will meet these covenants in the future or, if necessary, obtain the required waivers.

     In conjunction with the amendment, World Airways granted warrants to BNY to purchase up to 50,000 shares of authorized, but unissued common stock. The warrants were granted at an exercise price of $8.00 per share which was equal to the market price of World Airways' stock at the date of grant. All warrants were vested and became fully exercisable at the date of grant and expire on December 31, 1999. The per share weighted-average fair value of warrants granted was $3.62 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk free interest rate of 5.99%, expected life of 3 years and expected volatility of 61%. World Airways recorded $0.2 million related to the warrants which will be amortized into interest expense over the terms of the related debt.

     During 1996, World Airways amended its spare parts loan originally due in 1997 which required semi-annual payments of principal and interest. The amended agreement expires in 2003 and requires monthly payments of principal and interest.

     In September 1995, World Airways entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. World Airways paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a 40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999. World Airways purchased an additional spare engine, which was delivered in March 1996, at a cost of approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term at an interest rate of 9.98%. World Airways made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

     In January 1996, World Airways agreed to purchase an additional engine for approximately $7.2 million and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery. World Airways expects to take delivery of the engine during 1997.

     During 1993, World Airways negotiated with several of its lessors to defer approximately $14.7 million of lease payments on eight aircraft. In addition, during 1995 and 1994 World Airways deferred approximately $0.7 million of rent, pursuant to the 1993 agreement. Of these amounts, World Airways repaid approximately $14.3 million through 1996.

     The following table shows the aggregate annual amount of scheduled principal maturities (in thousands) of debt outstanding at December 31, 1996, excluding capital lease obligations:


         1997                                                                            $    8,826
         1998                                                                                 8,676
         1999                                                                                 9,211
         2000                                                                                 8,662
         2001                                                                                 2,215
         Thereafter                                                                          69,454
                                                                                            -------
              Total                                                                      $  107,044
                                                                                            =======

CAPITAL LEASES

     The present value of the obligations under capital leases at December 31, 1996 is calculated using rates ranging from 6.1% to 10.7%. The following are scheduled minimum capital lease payments (in thousands) due in the succeeding five years and thereafter, together with the present value of such obligations:



         1997                                                                            $    1,720
         1998                                                                                 3,376
         1999                                                                                 1,317
         2000                                                                                 2,940
         2001                                                                                    --
         Thereafter                                                                              --
                                                                                            -------
         Total minimum lease payments                                                         9,353
         Less: imputed interest                                                               1,603
                                                                                            -------
              Present value of obligations under capital lease                           $    7,750
                                                                                            =======

     Property under capital leases consists of equipment leases and are amortized over the lease terms or expected useful life of the assets. Accumulated amortization under capital leases was $4.3 million and $3.7 million at December 31,

1996 and 1995, respectively. Amortization expense of property under capital leases totaled approximately $0.7 million for the years ended December 31, 1996 and 1995.

OPERATING LEASES

     In October 1992 and January 1993, World Airways signed a series of agreements with International Lease Finance Corporation ("ILFC"), McDonnell Douglas Corporation, GATX Capital Corporation, and United Technologies Corporation's Pratt & Whitney Group ("Pratt and Whitney") to lease seven new McDonnell Douglas MD-11 aircraft under initial lease terms of two to five years. Six of the seven aircraft leases contain annual renewal options in years six through fifteen of the lease term. If these renewal options are not exercised, World Airways is required to pay a substantial penalty to the lessor. Under the terms of the lease agreements, World Airways may be required to pay additional rent in excess of the fixed monthly amounts depending on block hours flown.

     In February 1992, World Airways signed 12-year operating leases for two McDonnell Douglas DC10-30 passenger aircraft. In July 1993, World Airways returned these aircraft to their lessor. Certain matters related to the termination of these leases were resolved in 1995 and resulted in a gain to World Airways of approximately $0.8 million. This gain is included in other income in 1995 (see Note 20).


     In 1994, World Airways recorded a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three additional DC10-30 aircraft leases in 1994. The reversal is recorded as a reduction to maintenance expense.

     World Airways' MD-11 leases contain options to purchase the aircraft at various times throughout the lease terms. Long-term deposits consist primarily of deposits on the MD-11 leases. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits to McDonnell Douglas toward the option aircraft. In March 1996, World Airways entered into an agreement with McDonnell Douglas to lease two MD-11ER aircraft. Under this agreement, World Airways is leasing each aircraft for a term of 24 years with an option to return the aircraft after a seven year period, subject to fixed termination fees of $2.8 million per aircraft. The non-refundable deposits of $1.2 million previously paid to McDonnell Douglas towards options on four MD-11 aircraft were applied to the deposits required on the MD-11ER aircraft. World Airways entered into a simultaneous agreement with McDonnell Douglas to finance MD-11 spare parts. World Airways can borrow a total of $9.0 million of which $3.0 million became available with the delivery of each aircraft and an additional $3.0 million became available in December 1996. Net borrowings under the agreement were $5.9 million at December 31, 1996. McDonnell Douglas retains a purchase money lien in the purchased parts. In connection with this lease agreement, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event the existing lessee terminates its lease with McDonnell Douglas at that time.

     World Airways ultimately plans to exit DC10 aircraft and standardize its fleet around the MD-11 aircraft. However, to the extent World Airways can obtain DC10 aircraft at favorable lease terms, it will continue to utilize these aircraft to supplement the MD-11 fleet during peak flying times until the MD-11 fleet is sufficient to fulfill its obligations. Therefore, in 1995, World Airways entered into three DC10-30 aircraft leases with lease terms expiring in August 1997, September 1997 and December 1998. In March 1996, World Airways leased two additional DC10-30 aircraft (see Note 6). However, due to the discontinuation of World Airways' scheduled service operations (see Note 3), World Airways entered into an agreement in December 1996 to terminate the leases of the two aircraft delivered in March 1996.

     As of December 31, 1996, World Airways' fleet consisted of four passenger MD-11 aircraft, one freighter MD-11 aircraft, two convertible MD-11 aircraft, two MD-11ER aircraft, three passenger DC10-30 aircraft, and one DC10-30 convertible aircraft.

     World Airways extended the lease terms on two spare engines during 1996. One lease, originally expiring on December 31, 1995, was extended until February 1998. This lease was classified as a capital lease at December 31, 1995, but became an operating lease under the new agreement. The other engine was extended three years from its original April 20, 1996 termination date.

     In 1997, World Airways entered into an agreement with Malaysian Airlines to lease an incremental DC10-30 aircraft on a short-term basis to support its peak flying season. The aircraft will be returned at the end of the Hadj program.

     Rental expense from continuing operations, primarily relating to aircraft leases, totaled approximately $84.6 million, $66.7 million, and $54.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     The following is a schedule of future annual minimum rental payments, principally aircraft rentals (excluding variable portions), required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996 (in thousands):


         1997                                                                            $   86,209
         1998                                                                                83,606
         1999                                                                                74,003
         2000                                                                                71,462
         2001                                                                                71,579
         Thereafter                                                                         679,354
                                                                                          ---------
         Total                                                                           $1,066,213
                                                                                          =========


     These future annual minimum rental payments include all option years. Under the terms of certain of the MD-11 leases, if the options are not exercised, World Airways must pay a substantial penalty to the lessor, consisting of either a fixed penalty or a penalty based on the number of block hours flown since delivery of the aircraft. World Airways intends to exercise the options under these leases. World Airways' lease relating to office space for its corporate headquarters expires in 1997 and is therefore not included above. World Airways intends to either extend the current agreement or enter into an alternative lease with similar terms.

14.  COMMON STOCK PURCHASE WARRANTS

BNYFC WARRANTS

     On December 7, 1993, in connection with a revolving line of credit facility and an aircraft parts security agreement (see Notes 12 and 13), the Company granted to Bank of New York Financial Corporation ("BNYFC") warrants expiring December 7, 1996 to purchase 250,000 shares of the Company's common stock, at a price of $6.15 per share. During 1996, 150,000 warrants were exercised and the remaining 100,000 warrants expired unexercised. Therefore, at December 31, 1996, there were no BNYFC warrants outstanding.

1986 EXECUTIVE WARRANTS

     During 1986, the Company entered into agreements with certain officers of the Company to issue 3,600,000 warrants, expiring May 24, 1994, each to purchase one share of the Company's common stock at a price of $5.00 per share, subject to certain anti-dilution adjustments (the "Executive Warrants"). During 1994, 90,000 of these warrants were exercised. During 1994, the remaining 2,272,336 unexercised 1986 Executive Warrants expired.

1989  EXECUTIVE WARRANTS

     During 1989, the Company entered into warrant agreements with certain officers of the Company providing for the issuance of warrants ("the 1989 Executive Warrants") to purchase a total of 745,000 shares of the Company's common stock at an exercise price of $5.50; such warrants vest at differing rates over 60 months. The 1989 Executive Warrants expire on August 31, 1997. During 1995, 141,083 warrants were exercised. As of December 31, 1996, 453,417 of these warrants had been cancelled and there were 150,500 1989 Executive Warrants fully vested and outstanding.

1996 PURCHASE AGREEMENT WARRANTS

     On September 30, 1996, in connection with the Purchase  Agreement (see Note
13), the Company entered into an agreement to issue up to 200,000 warrants. The warrants are fully exercisable when granted. 120,000 of the warrants were granted on September 30, 1996 and expire on September 30, 2000. The remaining 80,000 warrants are issuable as to 40,000 each on October 1, 1997 and October 1, 1998 and expire on September 30, 2001 and September 30, 2002, respectively, and are contingent upon certain market conditions. The warrants have an exercise price of $6.00 per share, subject to certain adjustments.

     The per share weighted-average fair value of warrants granted during 1996 was $2.99 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%, risk-free interest rate of 6.11%, expected life of 4 years and expected volatility of 61.51%.

     The Company recorded $0.6 million related to the warrants which will be amortized into interest expense over the term of the related debt. During 1996, the Company recognized $21,000 of interest expense relating to the warrants.

15.   STOCK OPTIONS

     On July 19, 1988, the Board of Directors approved the WorldCorp, Inc. 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan was amended and restated on May 13, 1992. The 1988 Plan calls for one share of WorldCorp common stock to be issued upon exercise of one stock option. Warrants issuable under the 1988 Plan, as amended, shall not exceed 2,800,000 in the aggregate. Options may be granted to employees and directors at the discretion of the Administrative Committee of the 1988 Plan. In 1990, the 1988 Plan was amended to change the vesting percentage to 20% per year beginning on the grant date provided that the grantee was still an employee of the Company or a subsidiary. These options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or at a certain period of time after the termination of the participants' employment with the Company. Stock options are granted with an exercise price at least equal to the stock's fair market value at the date of grant.

      In August 1994, the Company granted 1,050,000 options to an officer and a board member of the Company. These options become vested at various times through May 2004. During 1996, 1995 and 1994, approximately $0.2 million, $0.7 million and $1.1 million, respectively, of compensation expense was recognized in connection with the vested portion of these options. These options expire at the earlier of the stated expiration, or a certain period of time after the termination of the participants' employment with the Company.

     The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.59 and $7.21, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                                                        1996               1995
                                                                                   --------------     --------------
      Expected dividend yield                                                          0.00%              0.00%
      Risk-free interest rate                                                       6.2% to 6.5%       5.3% to 5.6%
      Expected life (in years)                                                         5 to 10            5 to 8
      Expected volatility                                                            56% to 59%         58% to 59%


     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options which were granted with an exercise price at least equal to the stock's fair market value at the date of grant, in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below:

                                                                                        1996               1995
                                                                                   --------------     --------------
      Net income (loss)                                       As reported          $     (11,754)     $       60,208
                                                              Pro forma                  (12,760)             59,433

      Primary earnings (loss) per
         common equivalent share                              As reported          $       (0.70)     $         3.52
                                                              Pro forma                    (0.77)               3.47

      Fully diluted earnings (loss) per
         common equivalent share                              As reported          $            *     $         2.82
                                                              Pro forma                         *               2.78

      * Fully diluted earnings per share are anti-dilutive

      Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 17 months to 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

      Stock option activity during the periods indicated is as follows:


                                                                              Number of
                                                                               Options           Weighted-Average
                                                                             Outstanding          Exercise Prices
                                                                             -----------          ---------------
      Balance at December 31, 1993                                            1,648,362            $       6.69
         Granted                                                              1,100,000                    4.50
         Exercised                                                             (176,723)                   5.53
         Forfeited                                                             (216,235)                   6.96
         Expired                                                                (33,000)                   9.21
                                                                              ---------

      Balance at December 31, 1994                                            2,322,404            $       5.68
         Granted                                                                 50,000                    7.06
         Exercised                                                            (418,485)                    5.47
         Forfeited                                                            (100,000)                    9.64
         Expired                                                               (25,000)                   10.59
                                                                              ---------

      Balance at December 31, 1995                                            1,828,919            $       5.48
         Granted                                                                225,000                    6.14
         Exercised                                                            (104,456)                    8.87
         Forfeited                                                                   --                      --
         Expired                                                              (125,845)                    6.28
                                                                              ---------

      Balance at December 31, 1996                                            1,823,618            $       5.50
                                                                              =========

     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.50 to $12.23 and 8.8 years, respectively.

     At December 31, 1996 and 1995, the number of options exercisable was 1,324,244 and 1,434,601, respectively, and the weighted-average exercise price of those options was $5.50 and $5.48, respectively.

      World Airways has adopted separate stock option plans for members of its board of directors, employees and consultants.

16.   EMPLOYEE BENEFIT PLANS

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

      In 1990, the ESOP was replaced by the Employee Savings and Stock Ownership Plan ("the ESSOP"). Participation in the ESSOP was limited to employees not covered under a collective bargaining agreement. Employees could elect to invest Salary Deferral Contributions in either the WorldCorp Stock Fund or in other investment funds. The ESSOP provided employer matching contributions in the WorldCorp Stock Fund at a rate determined by the Board of Directors, but at no less than 50% of the salary deferral contribution. The employer matching contribution rate in the WorldCorp Stock Fund for 1996, 1995, and 1994 was 100%. The employer matching contribution in other investment funds was at the rate of 33 1/3% of the Salary Deferral Contribution. The Company charged approximately $0.2 million, $0.3 million and $0.4 million to expense for its contributions to the ESSOP in 1996, 1995 and 1994, respectively.

     Effective October 1, 1996, the Board of Directors of World Airways adopted an Employee Savings and Stock Ownership Plan (the "Plan"). The Plan is intended to allow employees not covered by collective bargaining agreements, as well as certain WorldCorp and WorldCorp Investments, Inc. employees, to share in the growth and prosperity of the Company, to encourage participants to save on a tax-favored basis, and to provide participants an opportunity to accumulate capital for their future economic security. The Plan is an amendment and continuation of the ESSOP. As a result of various business developments, the vast majority of the participants in the ESSOP were World Airways' employees. For that reason, the Company and World Airways agreed that World Airways should assume the Company's obligation under the ESSOP. In connection with that action, the Trustees exchanged 196,681 unallocated shares of WorldCorp common stock held by the ESSOP for a like-value of shares in World Airways common stock. World Airways also made a special contribution of $50,000 to the Plan.

      The ESSOP originally assumed bank financing from its predecessor plan, the WorldCorp Employee Stock Ownership Plan. This obligation was paid off by WorldCorp in 1994 and the ESSOP agreed to repay WorldCorp the amount of the bank loan. The ESSOP refinanced its debt to WorldCorp through a margin loan obtained in January 1995 and amended in May 1996 in the amount of $1.5 million. Principal payments of $90,000 are due quarterly and a final principal payment of $1.0 million is due May 1997. Interest is payable quarterly at the call loan rate plus 1.5%. The margin loan is collateralized by 158,256 of the unallocated shares of common stock owned by the Plan at December 31, 1996. Through September 30, 1996, WorldCorp was required to make minimum annual discretionary contributions to the Plan in an amount necessary to pay principal and interest due on the margin loan to the extent that other contributions to the Plan are insufficient to make such payments. Beginning October 1, 1996, World Airways assumed this responsibility. Contributions were sufficient to make the required principal and interest payments during 1996. World Airways guarantees payment on the margin loan.

      The Plan will continue to hold the shares of WorldCorp common stock that were allocated the participants' accounts before October 1, 1996. No additional shares of WorldCorp common stock will be allocated under the Plan on or after that date. Instead, participants will have the opportunity to receive future allocations of World Airways common stock. The Plan has 447,417 allocated shares at December 31, 1996.

      The World Airways' Crewmembers Target Benefit Plan and the World Airways' Flight Attendants Target Benefit Plan are defined contribution plans covering flight engineers and pilots, and flight attendants, respectively, with contributions based upon defined wages. These are both tax-qualified retirement plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the collective bargaining agreement between World Airways and the flight attendants, represented by the International Brotherhood of Teamsters ("Teamsters"), that was signed in June 1996 and ratified by the flight attendants in August 1996, the World Airways' Flight Attendant Target Benefit Plan was terminated in September 1996. World Airways is required under the agreement to make certain monthly payments on behalf of the flight attendants to the Teamsters subsequent to the termination of the previous plan. Pension expense for both of the Target Benefit plans totaled $2.5 million, $1.9 million, and $1.4 million for the years ended December 31, 1996, 1995, and 1994, respectively. Pension contributions made to the Teamsters on behalf of the flight attendants in the fourth quarter of 1996 totaled $0.1 million.

      Effective January 1, 1994, World Airways adopted the World Airways, Inc. Retroactivity and Profit Sharing Bonus Plan ("the 1994 Profit Sharing Plan"). The 1994 Profit Sharing Plan provides for the payment of retroactive pay to certain DC10 crewmembers for the period July 1, 1992 to August 15, 1994, as well as for certain profit sharing payments. Distributions under the 1994 Profit Sharing Plan are equal to 20% of World Airways defined earnings, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the 1994 Profit Sharing Plan in that year. This is not a tax-qualified retirement plan under Section 401(a) of the Code. World Airways made no distributions in 1995 pertaining to 1994 financial results. World Airways distributed approximately $1.7 million in 1996 pertaining to 1995 results, which included the retroactive payment required under the plan. World Airways does not plan to make any 1997 distributions pertaining to 1996 results.

      World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. World Airways accounts for the cost of health benefits in accordance with FAS #106 which requires accrual accounting for all postretirement benefits other than pensions. World Airways funds the benefit costs on a pay-as-you-go (cash) basis.

      A summary of the net periodic postretirement benefit costs for the years ended December 31, 1996, 1995, and 1994 is as follows:


                                                                      1996             1995              1994
                                                                  -------------    ------------      --------

         Service cost                                             $   176,000      $    118,000      $   145,000
         Interest cost on accumulated
           postretirement benefit obligation                          100,000           134,000          143,000
         Net amortized gain                                           (38,000)          (40,000)              --
                                                                      --------          --------     -----------
              Net periodic postretirement benefit cost            $   238,000      $    212,000      $   288,000
                                                                     ========          ========         ========

     The components of the Accumulated Postretirement Benefit Obligation for the years ended December 31, 1996 and 1995 are as follows:


                                                                       1996              1995
                                                                   -----------       -----------

         Retirees and dependents                                  $   789,000      $    951,000
         Fully eligible, active participants                          229,000           165,000
         Not fully eligible participants                            1,527,000         1,480,000
                                                                    ---------         ---------
                                                                  $ 2,545,000      $  2,596,000
         Less: plan assets                                                  0                 0
                                                                    ---------         ---------
              Accrued postretirement benefit obligation           $ 2,545,000      $  2,596,000
                                                                    =========         =========

     The assumed discount rates used to measure the accumulated postretirement benefit obligation for 1996 and 1995 were 6.75% and 6.0%, respectively. The medical cost trend rate in 1997 was 7.5% trending down to an ultimate rate in 2021 of 4.0%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1996 net periodic postretirement benefit cost by $31,000 and would have increased the accumulated postretirement benefit obligation as of December 31, 1996 by $124,000.

17.  FEDERAL AND STATE INCOME TAXES

     Income tax expense attributable to income from continuing operations consists of (in thousands):


                                                                             For the years ended December 31,
                                                                     ---------------------------------------------
                                                                         1996             1995               1994
                                                                     ------------     ------------        --------

         U.S. Federal                                                $       504      $       573      $       131
         State                                                                --               88               28
                                                                        --------         --------          -------
            Income tax expense                                       $       504      $       661      $       159
                                                                         =======         ========          =======

      There is no deferred tax expense or benefit for the years ended December 31, 1996, 1995, and 1994.

      Income tax expense attributable to income (loss) from continuing operations for the years ended December 31, 1996, 1995, and 1994 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent as a result of the following (in thousands):
                                                       68

                                                                             For the years ended December 31,
                                                                     ------------------------------------------
                                                                         1996             1995           1994
                                                                     ------------     ------------    ----------
         Expected Federal income tax expense
            at the statutory rate                                    $     2,700      $    22,038     $    2,879
         Amounts attributable to (earnings)/loss of subsidiaries
            not consolidated for tax purposes                              6,833          (3,115)          1,520
         Income tax expense of subsidiaries not
            consolidated for tax purposes                                     --              296             44
         Gain on sales of equity by subsidiaries not
            consolidated for tax purposes                               (13,221)         (14,850)             --
         Amortization of goodwill                                            184              283             35
         Book/tax difference in gain on sales of subsidiaries stock           --            (252)        (2,170)
         Generation (utilization) of net operating
            loss and capital loss carryforwards                            3,911          (3,640)        (3,056)
         Federal alternative minimum tax and environmental tax                --              231            115
         State income tax expense, net of Federal benefit                     --               58             18
         Other                                                                97            (388)            774
                                                                        --------         --------        -------
            Income tax expense                                               504      $       661     $      159
                                                                       =========         ========        =======

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                                       1996              1995
                                                                                   ------------       ------------
      Deferred tax assets:
         Net operating loss carryforwards                                          $     18,111        $    14,763
         Investment in subsidiary                                                        14,480             10,209
         Deferred compensation                                                              199                 --
         Accruals not deductible for tax                                                     24                 --
         Compensated absences, primarily due to accrual for
           financial statement purposes                                                      10                  5
                                                                                         ------             ------
           Gross deferred tax assets                                                     32,824             24,977
           Less:  valuation allowance                                                    23,277             20,113
                                                                                         ------             ------
           Net deferred tax assets                                                        9,547              4,864
                                                                                         ------             ------
      Deferred tax liabilities:
         Investment in affiliate                                                          9,499              4,571
         Property and equipment                                                              48                105
         Bonus amortization                                                                  --                188
                                                                                         ------             ------
         Gross deferred tax liabilities                                                   9,547              4,864
                                                                                         ------             ------
      Net deferred income taxes                                                    $         --        $        --
                                                                                         ======             ======

      The valuation allowance for deferred tax assets as of January 1, 1995 was $13.9 million. The net change in the total valuation allowance for the year ended December 31, 1995 was an increase of $6.2 million and an increase of $3.2 million for the year ended December 31, 1996.

      As a result of certain transactions with MHS in 1994 (see Note 6), World Airways is no longer consolidated with the Company for income tax purposes. As a result, approximately $100.4 million of the Company's previous consolidated net operating loss carryforward ("NOLs") was allocated to World Airways in 1994, and therefore, is only available to offset future federal taxable income of World Airways. Of this amount, $38.1 million is subject to a $6.9 million annual limitation resulting from an ownership change, pursuant to the Internal Revenue Code of 1986, as amended, which occurred in 1991. In addition, future transactions in the Company's or World Airways' stock could cause an additional ownership change at World Airways. The valuation allowance for World Airways' deferred tax assets as of December 31, 1996 was $43.3 million. World Airways' estimate of the required valuation allowance is based on a number of factors, including historical operating results. World Airways generated earnings from continuing operations in 1996 and net earnings for the year ended 1995 as compared to net losses in both 1996 and 1994. If World Airways generates net earnings in 1997, it is possible that a change in the estimate of the required valuation allowance will occur in the near term, and could differ materially from the amount recorded at December 31, 1996.

      As of December 31, 1996, the Company has approximately $53.1 million of net operating loss carryforwards, which expire as follows (in millions):


                                         2005                      5.8
                                         2007                     15.2
                                         2008                     11.2
                                         2009                     10.0
                                         2010                      1.1
                                         2011                      9.8
                                                                ------
                                                               $  53.1

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

18.   SEGMENTS AND MAJOR CUSTOMERS

      The Company owns positions in companies that operate in two distinct business areas. The Company owns approximately 61.3% of the outstanding common stock of World Airways, a provider of worldwide passenger and cargo air transportation for commercial and government customers. The Company also owns 28.9% of InteliData, a company which concentrates on three markets: (1) consumer telecommunications, (2) electronic commerce, and (3) interactive services. Results of operations for World Airways and InteliData are reflected in the accompanying statements of operations.


      Information concerning customers for years in which their revenues comprised 10% or more of the Company's consolidated operating revenues is presented in the following table (in thousands):


                                                                                 Year ended December 31,
                                                                     ------------------------------------------
                                                                         1996             1995           1994
                                                                     ------------     ------------    ----------
         Malaysian Airlines                                          $    105,410     $    100,934    $   32,773
         U.S. Department of Defense (including U.S. Air Force)             79,029           52,889        44,572
         Philippine Airlines                                               46,516               --            --
         P. T. Garuda Indonesia                                            39,849           26,263        32,356
         Look Charters                                                      3,749            3,677        21,222


     World Airways has provided service to Malaysian Airlines since 1981, providing aircraft for integration into Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. The Malaysian Airlines' Hadj contract which was entered into in 1992 expired in 1996. World Airways recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby World Airways will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. World Airways is currently in preliminary discussions with Malaysian Airlines regarding a potential eleven-month reduction in the utilization of one of these aircraft during the 32-month term of the contract. World Airways provided three aircraft for the 1996 and 1995 Hadj operations, and will provide three aircraft for the 1997 Hadj operations.

     Until recently, World Airways operated four passenger aircraft for Malaysian Airlines under multi-year agreements. The contract for two of the four passenger aircraft for Malaysian Airlines expired in March 1997. While World Airways is deploying these two aircraft in the 1997 Hadj, and will actively re-market the aircraft thereafter, World Airways can provide no assurance that it will be able to redeploy the two aircraft, beginning June 1997, at price and utilization levels at least as favorable as under the terms of the Malaysian Airlines contracts.

     World Airways originally operated three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July, 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contract. World Airways and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contract's original obligations. World Airways can provide no assurances, however, that World Airways will, in fact, be able to redeploy these two aircraft back into Malaysian Airlines' operation to meet the contract's original obligations.

     World Airways' contract with the U.S. Air Force expires in September 1997. World Airways anticipates that future renewals of the U.S. Air Force contract will be on an annual basis.

     World Airways has provided service to PT Garuda Indonesia ("Garuda") since 1973 and has operated under an annual Hadj contract since 1988. World Airways operated seven aircraft in the 1996 Garuda Hadj and five aircraft in the 1995 Garuda Hadj. World Airways will operate six aircraft for the 1997 Garuda Hadj.

     In May 1996, World Airways entered into a new ACMI contract with Philippine Airlines, thereby further expanding its presence in the Pacific Rim. World Airways presently operates four MD-11 passenger aircraft for Philippine Airlines under an agreement, with high minimum monthly utilization levels. World Airways, however, has recently received a written communication from Philippine Airlines in which the airline contends that its leases for all four aircraft expire on November 15, 1997. World Airways believes that this position is contrary to the understanding of the parties that each of the MD-11s are to be leased by Philippine Airlines for a period of 18 months from delivery of each aircraft. The parties are currently discussing the length of the lease term for these aircraft. World Airways can provide no assurances, however, that Philippine Airlines will agree to lease any of the four MD-11 passenger aircraft beyond November 15, 1997, or that World Airways will be able to secure other business at as favorable price and utilization levels.

     Also, subsequent to year-end, at Philippine Airlines' request, World Airways agreed to a payment plan with respect to Philippine Airlines' wet lease obligations for several months beginning in March 1997. Although Philippine Airlines is current on this payment plan to date, if Philippine Airlines defaults on this payment plan, or fails to meet its monthly aircraft lease obligations, this development, if not offset by other business, would have a material adverse effect on the cash flows, financial condition and results of operation of World Airways.

     World Airways has provided service to Look Charters under an annual contract since 1992. In 1996, 1995 and 1994, World Airways performed operations for a summer charter program transporting passengers between Paris, France and various locations in the United States and Mexico.

     Although World Airways' customers bear the financial risk of filling the World Airways' aircraft with passengers or cargo, World Airways can be affected adversely if its customers are unable to operate its aircraft profitably, or if one or more of World Airways' customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, World Airways can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements.

     World Airways derives a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. While World Airways believes the Pacific Rim region is a growth market for air transportation, any economic decline or any military or political disturbance in this area may interfere with World Airways' ability to provide service in this area and could have a material adverse effect on the financial condition or results of operations of World Airways.

     All export contracts are denominated in U.S. dollars as are substantially all of the related expenses. The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning World Airways' export revenues from continuing operations is presented in the following table (in thousands):


                                                                             For the years ended December 31,
                                                                     ------------------------------------------
                                                                         1996             1995           1994
                                                                     ------------     ------------    ----------
     Operating Revenues:
         Domestic                                                    $    91,516      $     59,278    $   63,156
         Export   -  Malaysia                                            105,410           100,934        32,773
                  -  Philippines                                          46,516                --            --
                  -  Indonesia                                            39,849            26,263        32,356
                  -  France                                                3,749             6,897        22,217
                  -  Other                                                22,547            49,014        30,213
                                                                         -------           -------       -------
         Total                                                       $   309,587      $    242,386    $  180,715
                                                                         =======           =======       =======

19.  RELATED PARTY TRANSACTIONS

     Effective November 10, 1988, T. Coleman Andrews, III employment agreement to serve as Chief Executive Officer and President of WorldCorp, which was originally entered into in August 1986, was extended an additional five years to August 1, 1994. In connection with the employment agreement, Mr. Andrews had also entered into a

Supplemental Incentive Agreement ("the Incentive Agreement") with WorldCorp that provided for a bonus in the amount of $1.3 million plus interest earned at 8.91% to be paid to Mr. Andrews on August 1, 1994, provided he was still an employee of WorldCorp at that time. In connection with this employment arrangement, the Company loaned Mr. Andrews $1.3 million on January 10, 1989. Mr. Andrews executed and delivered to the Company a full recourse promissory note dated January 10, 1989. The principal amount of the note was due and payable on December 31, 1994 and interest accrued quarterly and was payable at maturity at a fixed rate of 8.91% per annum. Effective December 1993, the Company and Mr. Andrews terminated the Incentive Agreement and entered into a new agreement. In connection with the new agreement, the Company paid Mr. Andrews in December 1993 (approximately seven months early) $0.2 million due him under the Incentive Agreement. The new agreement delays payment to Mr. Andrews of the balance due under the Incentive Agreement and provides that the Company will make four annual installment payments of $0.4 million beginning January 2, 1995, plus interest earned at 3.83% in 1995 and 1996 and 5.07% in 1997 and 1998. The first three payments were made as scheduled in 1995, 1996 and 1997. At the same time, Mr. Andrews agreed to cancel his previous promissory note dated January 10, 1989 and issue a full recourse promissory note dated December 29, 1993. The principal amount of $1.8 million is payable in annual installments of varying amounts beginning January 1, 1994 and payable every February 1 thereafter until 1998. Interest is payable at 3.83% in 1995 and 1996 and 5.07% in 1997 and 1998. Mr. Andrews has reduced the principal balance of his obligation to the Company by $1.1 million through March 15, 1997. On August 19, 1994, the Company and Mr. Andrews extended Mr. Andrews' employment agreement to serve as Chief Executive Officer and President of WorldCorp through December 31, 1997. The Incentive Agreement amounts are included in accrued wages in the accompanying consolidated balance sheets. As of December 31, 1996 and 1995, $0.4 million and $0.5 million, respectively, of the promissory note are included in prepaid expenses and other current assets and $0.5 million and $0.9 million, respectively, are included in other assets and deferred charges in the accompanying consolidated balance sheets.

     As of December 31, 1996, WorldCorp owns approximately 28.9% of the outstanding common stock of InteliData (see Note 5). The Chairman of the Board of Directors of WorldCorp is also one of the founders of US Order, and is currently the Chairman of the Board of InteliData.

     Effective December 31, 1996, MHS owns approximately 17.6% and 29.1% of the outstanding common stock of World Airways and Malaysian Airlines, respectively. Malaysian Airlines is World Airways' largest commercial customer (see Notes 6 and 18).

     Bain & Company, Inc. provided consulting services of approximately $0.2 million and $0.4 million to the Company during 1995 and 1994, respectively. A principle of Bain & Company is also a member of the Board of Directors of WorldCorp.

     W. Jerrold Scoutt, Jr., a member of the Board of Directors of WorldCorp until May 1994, is a member of the law firm of Zuckert, Scoutt & Rasenberger, Washington, D.C. Zuckert, Scoutt & Rasenberger rendered legal services to the Company during 1996, 1995, and 1994.

20.  COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

     The Company and World Airways (the "World Defendants") are defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation (the "Committee") in August 1992, captioned Washington Bancorporation v. Boster, et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). The complaint asserts that the World Defendants received preferential transfers or fraudulent conveyances from Washington Bancorporation when the World Defendants received payment at maturity on May 4, 1990 of Washington Bancorporation commercial paper purchased on May 3, 1990. The Committee seeks recovery of approximately $4.8 million from World Airways and approximately $2.0 million from WorldCorp. Under a settlement agreement which remains subject to certain contingencies, the plaintiff has agreed to dismiss with prejudice the Boster Litigation against all defendants, including the World Defendants, with each party to bear its own costs. In that event, the World Defendants would not have any further liability in the Boster Litigation. On January 28, 1997, the U.S. District Court conditionally dismissed the Boster Litigation subject to reinstatement if the settlement is not finalized by May 15, 1997. In any event, the Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the Committee was successful in recovering the full amount claimed, the resolution could have a material adverse effect on the financial condition or results of operations of the Company.

     World Airways' flight attendants are represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992. In June 1996, World Airways signed a new four year labor agreement with the Teamsters which provides for retroactive pay increases for the flight attendants and work rule flexibility and lengthened duty time rules for World Airways. The agreement was ratified by the flight attendants in August 1996. World Airways' flight attendants challenged the use of foreign flight attendant crews on World Airways' flights for Malaysian Airlines and Garuda Indonesia which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter recently denied the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that World Airways' contract with its flight attendants requires World Airways to first actively seek profitable business opportunities that require using World Airways' flight attendants, before World Airways may accept wet lease business opportunities that use the flight attendants of World Airways' customers. World Airways can provide no assurances as to how the imposition of this requirement will affect World Airways' financial condition and results of operations.

     World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. Most recently, as the FAA has increased its scrutiny of U.S. airlines, World Airways was assessed a preliminary fine of $810,000 in connection with certain minor security violations by ground handling crews contracted by World Airways for services at foreign airport locations. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements. World Airways has taken steps to comply with the U.S. requirements and believes that any fines ultimately imposed by the FAA will not have a material adverse effect on the financial condition or results of operations of World Airways. World Airways has accrued a liability for its estimate of the ultimate fine that will be assessed, which is less than the amount of the preliminary assessment, in the accompanying balance sheet at December 31, 1996.

     In connection with the discontinuance of World Airways's scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future. One claim has been filed in connection with World Airways's discontinuance of scheduled service to South Africa, seeking approximately $37.8 million in compensatory and punitive damages. World Airways believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the plaintiff were successful in recovering the full amount claimed with respect to this claim, the resolution could have a material adverse effect on the financial condition or results of operations of World Airways.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

CONTINGENT RENTAL PAYMENTS

     In July 1993, World Airways returned certain DC10-30 aircraft to the lessor (see Note 13). As a result of this early lease termination, World Airways is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one-third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap of $1,850,000. World Airways has recorded $984,000 for rent shortfalls through December 1996. The estimated shortfall liabilities relating to these aircraft are accrued in the accompanying balance sheets at December 31, 1996 and 1995. World Airways' remaining contingent liability related to this matter approximates $866,000.

COMMITMENTS TO PURCHASE SPARE ENGINES

     World Airways has a commitment to purchase a spare engine for which World Airways expects to take delivery in 1997 (See Note 13).

LETTERS OF CREDIT

     At December 31, 1996 and 1995, restricted cash and short-term investments include customer deposits held in escrow and cash pledged as collateral for various letters of credit facilities issued by a bank on World Airways' behalf totaling $1.0 million, with expiration dates principally occurring in 1997.

MD-11 ENGINE MAINTENANCE AGREEMENT

     Engine maintenance accounts for most of World Airways's annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. World Airways outsources major airframe maintenance and power plant work to several suppliers. World Airways has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. World Airways's maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties which began to expire in 1995 and which will fully expire by 1998. In addition, the specified rates per hour are subject to annual escalation, increasing substantially in April 1998. Accordingly, while World Airways believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. World Airways will begin to accrue these increased expenses in 1997. Therefore, World Airways expects that maintenance expenses will continue to increase during the remainder of the term of the contract as World Airways's aircraft fleet ages.

21.  UNAUDITED QUARTERLY RESULTS

     The results of the Company's quarterly operations (unaudited) for 1996 and 1995 are as follows (in thousands except per share amounts):

                                                                         Quarter Ended
                                             ----------------------------------------------------------------------
                                              March 31       June 30      September 30   December 31     Total Year
                                             ----------     ----------     ----------     ----------     ----------
    1996
    Operating revenues                       $   66,691     $   87,056     $   76,461     $   83,464     $  313,672

    Operating income (loss)                     (6,673)         11,449        (5,738)          3,699 (1)      2,737

    Earnings (loss) from
        continuing operations                   (6,592)          4,379        (4,147)         13,797 (2)      7,437

    Discontinued operations (less
        applicable tax benefit)                 (2,481)       (16,897)            107             80       (19,191)

    Net earnings (loss)                      $  (9,073)     $ (12,518)     $  (4,040)     $   13,877     $ (11,754)

    Primary earnings (loss) per
    common equivalent share:
        Continuing operations                $   (0.41)     $     0.25     $   (0.24)     $     0.89     $     0.45
        Discontinued operations                  (0.15)         (0.98)           0.01           0.01         (1.15)
                                                 ------         ------         ------         ------         ------
        Net earnings (loss)                  $   (0.56)     $   (0.73)     $   (0.23)     $     0.90     $   (0.70)
                                                 ======         ======         ======         ======         ======

    Fully diluted earnings (loss) per
        common equivalent share:
        Continuing operations                $        *     $     0.24     $        *     $     0.70     $        *
        Discontinued operations                       *              *              *           0.01              *
                                                 ------         ------         ------         ------          -----
        Net earnings (loss)                  $        *     $        *     $        *     $     0.71     $        *
                                                 ======         ======         ======         ======          =====


    1995

    Operating revenues                       $   41,282     $   76,725     $   70,602     $   57,963     $  246,572

    Operating income (loss)                     (5,532)          9,940          2,989        (1,104)          6,293

    Earnings (loss) from
        continuing operations                   (8,338)         55,680 (3)         93         16,723 (4)     64,158

    Discontinued operations (less
        applicable tax benefit)                   (116)          (931)          (912)        (1,991)        (3,950)

    Net earnings (loss)                      $  (8,454)     $   54,749     $    (819)     $   14,732     $   60,208

    Primary earnings (loss) per
        common equivalent share:
        Continuing operations                $   (0.54)     $     3.27     $     0.01     $     0.97     $     3.75
        Discontinued operations                  (0.02)         (0.05)         (0.06)         (0.12)         (0.23)
                                                 ------         ------         ------         ------         ------
        Net earnings (loss)                  $   (0.56)     $     3.22     $   (0.05)     $     0.85     $     3.52
                                                 ======         ======         ======         ======         ======

    Fully diluted earnings (loss) per
        common equivalent share:
        Continuing operations                $        *     $     2.48     $        *     $     0.77     $     2.99
        Discontinued operations                       *         (0.04)              *         (0.08)         (0.17)
                                                 ------         ------         ------         ------         ------
        Net earnings                         $        *     $     2.44     $        *     $     0.69     $     2.82
                                                 ======         ======         ======         ======         ======

    *   Fully diluted earnings are anti-dilutive.

    (1) - Includes the reversal of maintenance costs, which had been accrued throughout 1996, of $1.5 million relating to the termination of two DC10-30 aircraft in December 1996 (see Notes 6 and 13).
    (2) - Includes a net gain of $37.1 million on issuances (purchases) of equity by subsidiaries (see Notes 4 and 5).
    (3) - Includes the $46.6 million gain realized on US Order's offering in June 1995 (see Note 5).
    (4)   Includes the following:
        - Includes a gain of approximately $0.8 million on a settlement relating to the return of two DC10-30 aircraft in 1993 (see Note 13).
        - Includes the $16.0 million gain realized on World Airways' offering in October 1995 (see Note 4).

                                           INDEPENDENT AUDITORS' REPORT






THE BOARD OF DIRECTORS AND STOCKHOLDERS
WORLDCORP, INC.:


     We have audited the accompanying consolidated balance sheets of WorldCorp, Inc. and subsidiaries (WorldCorp) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in common stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)(2) herein. These consolidated financial statements and financial statement schedules are the responsibility of WorldCorp's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the consolidated financial statements of InteliData Technologies Corporation and subsidiaries ("InteliData"), a 28.9% investee company, as of and for the year ended December 31, 1996. WorldCorp's investment in InteliData was $37.4 million, and its equity in the loss of InteliData was $31.8 million for the year ended December 31, 1996. The consolidated financial statements of InteliData were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for InteliData, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldCorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                           KPMG PEAT MARWICK LLP



WASHINGTON, D.C.
FEBRUARY 14, 1997

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors

    The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1997 Proxy Statement").

Executive Officers

    The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:


             Name Age                                        Position Held
             --------                                        -------------

      T. Coleman Andrews, III               42               Chief Executive Officer and President (WorldCorp,
                                                             World Airways (Acting)), and Principal Accounting
                                                             Officer, WorldCorp

      William F. Gorog                      71               Chief Executive Officer, InteliData, and
                                                             Chairman of the Board, WorldCorp

      Andrew M. Paalborg                    41               Vice President and General Counsel

     T. Coleman Andrews, III was elected Chief Executive Officer, President and a Director of the Company in June 1987. He has served as Chairman of the Board of World Airways since 1986. On March 14, 1997, World Airways announced that Charles W. Pollard departed as President and Chief Executive Officer. Pursuant to World Airways' bylaws, Mr. Andrews will act as President and Chief Executive Officer on an interim basis pending the hiring of a new CEO. In 1986, Mr. Andrews was recruited by the Board to lead a strategic turnaround and financial restructuring of World Airways, which in the previous seven years had lost $201 million. Since that time, the team led by Mr. Andrews has generated profitable results in seven of the ten years and has rebuilt World Airways successfully around its current strategy. He has served as a Director of InteliData Technologies Corporation (and its predecessor, US Order, Inc.) since 1990. From 1978 through 1986, he was affiliated with Bain & Company, Inc., an international strategy consulting firm. At Bain, he was elected partner in 1982, and was a founding general partner in 1984 of The Bain Capital Fund, a private venture capital partnership. Prior to his experience with Bain, Mr. Andrews served in several appointed positions in the White House for the Ford Administration.

     Mr. William F. Gorog has served as Chief Executive Officer of InteliData (and its predecessor, US Order) since May 1, 1990. He was elected a director of WorldCorp in April 1989 and was elected Chairman of the WorldCorp Board of Directors in May 1993. From October 1987 until founding US Order in May 1990, he served as Chairman of the Board of Arbor International, an investment management firm. From 1982, he served as President and Chief Executive Officer of Magazine Publishers of America, a trade association representing the principal consumer publications in the United States. During the Ford Administration, Mr. Gorog served as Deputy Assistant to the President for Economic Affairs and Executive Director of the White House Council on International Economic Policy. Prior to that time, he founded and served as Chief Executive Officer of Data Corporation, which developed the LEXIS and NEXIS information systems for legal and media research and which was subsequently sold to the Mead Corporation.

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

Beneficial Ownership Reporting

      The Company  incorporates herein by reference the information  required by
Item 405 of Regulation S-K contained in its 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      The Company incorporates herein by reference the information concerning executive compensation contained in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1997 Proxy Statement.

                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)   The following documents are filed as part of this report:

      (1)     Financial Statements

     The following consolidated financial statements of WorldCorp, Inc. and subsidiaries are filed herewith:

              Consolidated Balance Sheets, December 31, 1996 and 1995

              Consolidated Statements of Operations, Years Ended
                December 31, 1996, 1995, and 1994

              Consolidated Statements of Changes in Common Stockholders'
                Deficit, Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Cash Flows, Years Ended
                December 31, 1996, 1995 and 1994

              Notes to Consolidated Financial Statements

              Independent Auditors' Report

      (2)     Financial Statement Schedules

         Schedule
          Number
          ------

               I.     Condensed Financial Information of Registrant
              II.     Valuation and Qualifying Accounts

              NOTE: All other schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

                                             STATUS OF PRIOR DOCUMENTS

         WorldCorp's Annual Report on Form 10-K for the year ended December 31, 1996, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.

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

          10.4    Aircraft  Lease  Agreement  dated as of March 30, 1987 between                 Incorporated
                  World Incorporated  Airways, Inc. and The Connecticut National                 by reference
                  Bank, not in its individual by reference capacity,  but solely as Owner  Trustee.  (Filed as Exhibit 10.34 to World  Airways,
                  Inc.'s  Annual  Report on Form 10-K for the fiscal  year ended
                  December 31, 1986 and incorporated herein by reference.)

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

          10.13   Agreement between World Airways, Inc. and Stock Clerks and Store               Incorporated
                  Room Employees represented by the International Brotherhood of                 by reference
                  by reference Teamsters.  (Filed as Exhibit 10.42 to WorldCorp,
                  Inc.'s  Annual  Report on Form 10-K for the fiscal  year ended
                  December 31, 1988 and incorporated herein by reference.)

          10.14   Office Lease - The Hallmark  Building dated as of May 16, 1987                 Incorporated
                  Incorporated between WorldCorp, Inc. and GT Renaissance Centre                 by reference
                  Limited by reference  Partnership.  (Filed as Exhibit 10.36 to
                  WorldCorp,  Inc.'s  Annual  Report on Form 10-K for the fiscal year  ended  December  31,  1989 and  incorporated  herein  by reference.)


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

          10.20   WorldCorp, Inc. Employee Savings and Stock Ownership Plan.  (Filed             Incorporated
                  as Exhibit 10.49 to WorldCorp, Inc.'s Annual Report on Form 10-K               by reference
                  for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

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

          10.34   Guaranty  Agreement  I dated as of February  12, 1992  between                 Incorporated
                  McDonnell  Incorporated  Douglas Finance Corporation and World                 by reference
                  Airways,   Inc.  (Filed  as  Exhibit  by  reference  10.43  to
                  WorldCorp,  Inc.'s  Annual  Report on Form 10-K for the fiscal year  ended  December  31,  1991 and  incorporated  herein  by reference.)

          10.35   Guaranty  Agreement  II dated as of February  12, 1992 between                 Incorporated
                  McDonnell  Incorporated  Douglas Finance Corporation and World                 by reference
                  Airways,   Inc.  (Filed  as  Exhibit  by  reference  10.44  to
                  WorldCorp,  Inc.'s  Annual  Report on Form 10-K for the fiscal year  ended  December  31,  1991 and  incorporated  herein  by reference.)

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

          10.861  Acquisition Agreement Among VISA International Service Association,            Incorporated
                  US Order, Inc, and WorldCorp, Inc, dated as of July 15, 1994.                  by reference

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

          10.116  Form 10-K for the fiscal year ended December 31, 1996 for
                  InteliData Technologies Corporation, Inc.                                      Filed Herewith

          11      Statement on Calculation of Earnings (Loss) Per Common Share.                  Filed Herewith

          21      Subsidiaries of the Registrant WorldCorp, Inc.                                 Filed Herewith

          23.1    Consent of KPMG Peat Marwick LLP.                                              Filed Herewith

          23.2    Consent of Deloitte & Touche LLP.                                              Filed Herewith

          27      Financial Data Schedule for the year ended December 31, 1996.                  Filed Herewith

         1 Confidential treatment of portions of the Agreement has been granted by the Commission. The copy filed as an exhibit omits the information subject to confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

(b)      Reports on Form 8-K

         Form 8-K dated November 22, 1996 was filed with the Securities and Exchange Commission on November 22, 1996.

         Form 8-K/A dated November 22, 1996, was filed with the Securities and Exchange Commission on December 17, 1996


               *     *     *     *     *     *     *     *     *     *     *

                                                    SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WORLDCORP,  INC.

                                    By   /s/ T. Coleman Andrews, III
                                         --------------------------
                                         T. Coleman Andrews, III
                                         Chief Executive Officer, President,
                                         and Principal Accounting Officer



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

Signature                                                  Title                                 Date
---------                                                  -----                                 ----

/s/ T. Coleman Andrews, III                                Chief Executive Officer,              March 31, 1997
--------------------------                                 President, and Principal
(T. Coleman Andrews, III)                                  Accounting Officer


/s/ William F. Gorog                                       Director and                          March 31, 1997
--------------------                                       Chairman of the Board
(William F. Gorog)


/s/ Gideon Argov                                           Director
--------------------                                                                             March 31, 1997
(Gideon Argov)


/s/ John C. Backus, Jr.                                    Director                              March 31, 1997
-----------------------
(John C. Backus, Jr.)


/s/ James E. Colburn                                       Director                              March 31, 1997
--------------------
(James E. Colburn)


/s/ Patrick F. Graham                                      Director                              March 31, 1997
---------------------
(Patrick F. Graham)


/s/ Geoffrey S. Rehnert                                    Director                              March 31, 1997
-----------------------
(Geoffrey S. Rehnert)


                                                                      SCHEDULE I

                                                  WORLDCORP, INC.
                                             CONDENSED BALANCE SHEETS
                                                      ASSETS
                                                  (IN THOUSANDS)


                                                                                           December 31,
                                                                                    -------------------------
                                                                                       1996           1995
                                                                                    ----------     ----------
CURRENT ASSETS
     Cash and cash equivalents, including restricted short-
          term investments of $109 and $6 at December 31, 1996
          and 1995, respectively                                                    $    5,434     $   24,050

     Restricted cash                                                                     1,000             --

     Other receivables                                                                     284            552

     Prepaid expenses and other current assets                                             536            715
                                                                                       -------        -------

         Total current assets                                                            7,254         25,317
                                                                                       -------         ------

EQUIPMENT AND PROPERTY
     Equipment                                                                           3,102          3,075

     Equipment under capital leases                                                        173            173
                                                                                       -------        -------
                                                                                         3,275          3,248
     Less accumulated depreciation and amortization                                      2,804          2,474
                                                                                       -------        -------

         Net equipment and property                                                        471            774
                                                                                      --------        -------

INVESTMENT IN SUBSIDIARIES AND AFFILIATE                                                41,919         40,854

OTHER ASSETS AND DEFERRED CHARGES, NET                                                   2,458          2,904

INTANGIBLE ASSETS, NET                                                                   1,072          2,591
                                                                                       -------         ------

         TOTAL ASSETS                                                               $   53,174     $   72,440
                                                                                       =======         ======

                                                                     (Continued)

                                                                      SCHEDULE I
                                                                     (Continued)


                                                  WORLDCORP, INC.
                                             CONDENSED BALANCE SHEETS
                                   LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                                                  (IN THOUSANDS)
                                                    (CONTINUED)


                                                                                           December 31,
                                                                                    -------------------------
                                                                                       1996           1995
                                                                                    ----------     ----------
CURRENT LIABILITIES
     Note payable                                                                   $   15,000     $       --
     Current maturities of long-term obligations                                           944          1,410
     Accounts payable                                                                      223            421
     Accrued salaries and wages                                                            993          1,349
     Accrued interest                                                                      824          1,877
     Accrued taxes                                                                          24          (250)
                                                                                      --------      ---------
         Total current liabilities                                                      18,008          4,807
                                                                                      --------      ---------

LONG-TERM OBLIGATIONS, NET
     Senior Subordinated Notes, net                                                      9,675             --
     Subordinated convertible debt                                                      65,000         65,000
     Subordinated notes, net                                                                --         24,961
     Other long-term obligations                                                            23            969
                                                                                      --------      ---------
         Total long-term obligations, net                                               74,698         90,930
                                                                                      --------       --------

         TOTAL LIABILITIES                                                              92,706         95,737
                                                                                      --------       --------

COMMON STOCKHOLDERS' DEFICIT
     Common stock,  $1 par  value,  (60,000,000  shares  authorized,  16,420,350 shares issued and  15,020,265  shares  outstanding at December 31, 1996 and 16,416,134 shares issued and 16,353,549 shares outstanding at
         December 31, 1995)                                                             16,617         16,354
     Additional paid-in capital                                                         43,824         42,210
     Deferred compensation                                                               (591)          (553)
     Accumulated deficit                                                              (91,366)       (79,598)
     ESOP guaranteed bank loan                                                              --        (1,370)
     Treasury stock, at cost (1,576,766 and 62,585 shares in 1996 and 1995,
         respectively)                                                                 (8,016)          (340)
                                                                                      --------      ---------

         TOTAL COMMON STOCKHOLDERS' DEFICIT                                           (39,532)       (23,297)
                                                                                      --------       --------

     COMMITMENTS AND CONTINGENCIES

         TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
             DEFICIT                                                                $   53,174      $  72,440
                                                                                      ========       ========


                        See accompanying Notes to Condensed Financial Statements

                                                                      SCHEDULE I
                                                                     (Continued)

                                                  WORLDCORP, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                  (IN THOUSANDS)



                                                                                 Year ended December 31,
                                                                     ------------------------------------------
                                                                         1996             1995           1994
                                                                     ------------     ------------    ----------
OPERATING EXPENSES:
       General and administrative                                    $      3,803     $      4,334    $    3,614
                                                                         --------         --------      --------

OPERATING LOSS                                                            (3,803)          (4,334)       (3,614)
                                                                         --------         --------      --------

OTHER INCOME (EXPENSE)
     Interest expense                                                     (8,150)          (9,071)       (8,354)
     Interest income                                                        1,072            1,263           900
     Equity in earnings (loss) of subsidiaries and affiliate             (39,964)            4,612       (7,152)
     Gain (loss) on issuances (purchases) of equity
         by subsidiaries, net                                              38,886           43,676        10,524
     Gain on sales of subsidiaries' stock, net                                 --           23,717        16,398
     Other, net                                                                30              404         (279)
                                                                         --------         --------      --------
         Total other income (expense)                                     (8,126)           64,601        12,037
                                                                         --------         --------      --------

EARNINGS (LOSS) BEFORE INCOME TAXES                                      (11,929)           60,267         8,423

INCOME TAX (EXPENSE) BENEFIT                                                  175             (59)         (115)
                                                                         --------         --------      --------

NET EARNINGS (LOSS)                                                  $   (11,754)      $    60,208    $    8,308
                                                                         ========         ========      ========



                        See accompanying Notes to Condensed Financial Statements

                                                                      SCHEDULE I
                                                                     (Continued)
                                                  WORLDCORP, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                 Year ended December 31,
                                                                     ------------------------------------------
                                                                         1996             1995           1994
                                                                     ------------     ------------    ----------

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                      $    24,050       $     1,536       $    2,388

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                  (11,754)            60,208            8,308
Adjustments to reconcile net earnings (loss) to cash
     used by operating activities:
     Depreciation and amortization                                      1,378             1,368              457
     Gain (loss) on issuances (purchases) of equity
     by subsidiaries, net                                            (38,886)          (43,676)         (10,524)
     Gain on sales of subsidiaries' stock, net                             --          (23,717)         (16,398)
     Equity in (earnings) loss of subsidiaries                         39,964           (4,612)            7,152
     Deferred compensation expense                                        162               678            1,115
     Other                                                              (354)             (827)               52
     Changes in certain  assets  and  liabilities  net of
         effects  of  non-cash transactions:
         Decrease in accounts receivable                                  610               419              852
         Increase in restricted cash                                  (1,000)                --               --
         (Increase) decrease in prepaid expenses
              and other assets                                            181             1,862          (1,537)
         Increase (decrease) in accounts payable, accrued
              expenses and other liabilities                          (1,339)           (1,521)          (5,569)
                                                                     --------          --------        ---------
     Net cash provided (used) by operating activities                (11,038)           (9,818)         (16,092)
                                                                    ---------          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                      (29)              (12)            (199)
Proceeds from disposal of equipment and property                          185                --              609
Purchase of investments                                               (1,126)             (282)            (400)
Proceeds from collection of note receivable from subsidiary                --             3,500               --
                                                                   ----------          --------         --------
     Net cash provided (used) by investing activities                   (970)             3,206               10
                                                                     --------          --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt                                                       35,000                --               20
Repayment of debt                                                    (35,040)           (9,648)          (1,768)
Proceeds from stock transactions                                        1,499             3,064            1,428
Proceeds from sales of subsidiaries' stock                                 --            28,986           12,300
Proceeds from redemption of preferred stock in subsidiary                  --             4,300            3,250
Repurchases of common stock                                           (7,676)                --               --
Discounts on debt issued                                                (391)                --               --
Dividends from subsidiary                                                  --             2,424               --
                                                                    ---------        ----------        ---------
     Net cash provided by financing activities                        (6,608)            29,126           15,230
                                                                     --------          --------          -------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                            (18,616)            22,514            (852)
                                                                     --------          --------          -------

CASH AND CASH EQUIVALENTS AT END
     OF YEAR                                                      $     5,434       $    24,050       $    1,536
                                                                     ========          ========          =======



            See accompanying Notes to Condensed Financial Statements

                                                                      SCHEDULE I
                                                                     (Continued)

                                                  WORLDCORP, INC.
                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                 DECEMBER 31, 1995


A. The condensed financial statements of WorldCorp, Inc. ("parent company") should be read in conjunction with the consolidated financial statements and accompanying notes thereto of WorldCorp, Inc, and subsidiaries as of and for the year ended December 31, 1996.

B. The parent company's long-term obligations at December 31 are as follows (in thousands):


                                                                                          1996             1995
                                                                                       ----------       ----------
      Senior Subordinate Notes -- with interest at 10% payable semi-annually
         beginning March 31, 1997 (net of unamortized discount of $0.3 million)             9,675               --

      Convertible  Subordinated  Debentures  due  2004  -- with  interest  at 7%
         payable  semi-annually  beginning  May 15,  1992.  The  Debentures  are convertible into WorldCorp common stock at $11.06 per share
         subject to adjustment in certain events.                                          65,000           65,000

      13 7/8% Subordinated Notes, retired in 1996 (net of
         unamortized discount of $0.1 million in 1995).                                        --           24,961

      Unsecured promissory note due 1997 -- with interest at 6% payable
         quarterly beginning May 8, 1994.                                                     900              900

      Guaranteed bank loan due 1996 -- with  interest at the call loan rate plus
         1.5% (8.45% at December 31, 1995),  collateralized by 286,681 shares of
         WorldCorp common stock held by the WorldCorp Employee
         Savings and Stock Ownership Plan.                                             $       --       $    1,370

      Capitalized lease obligations                                                            67              109
                                                                                         --------          -------

         Total                                                                             75,642           92,340

      Less:  current maturities                                                               944            1,410
                                                                                         --------          -------

         Total long-term obligations, net                                                  74,698       $   90,930
                                                                                          =======          =======

      See Note 13 of the Company's "Notes to Consolidated Financial Statements" for further description of the above obligations.

      The following table shows the aggregate amount of scheduled principal maturities (in thousands) of debt and capitalized lease obligations outstanding at December 31, 1996:

                                         1997                      $   860
                                         1998                        1,933
                                         1999                        1,513
                                         2000                        6,336
                                         2001                           --
                                         Thereafter                 65,000
                                                                    ------
                                            Total                  $75,642
                                                                    ======


     In addition, the parent company has a $15.0 million note payable outstanding, which is due in September 1997. Also, in the first quarter of 1997, the parent company entered into a $1.0 million margin loan with Scott & Stringfellow, Inc. whereby WorldCorp pledged approximately 400,000 shares of InteliData common stock which WorldCorp owns as collateral for such loan.

                                                                     SCHEDULE II

                                WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES
                                      VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                               (IN THOUSANDS)




                                                      Balance at      Charged to       Deductions         Balance
                                                       beginning       costs and       charged to        at end of
                                                       of period       expenses         reserves           period

Allowance for Doubtful Accounts
-------------------------------

Year ended December 31, 1996                          $       322     $       236     $       145      $       413
                                                         ========        ========         =======          =======

Year ended December 31, 1995                          $        81     $       414     $       173      $       322
                                                         ========        ========         =======          =======

Year ended December 31, 1994                          $       311     $       436     $       666      $        81
                                                         ========        ========         =======          =======





    Valuation Allowance for
      Deferred Tax Assets
      -------------------

Year ended December 31, 1996                          $    20,113     $     3,164     $        --      $    23,277
                                                           ======          ======        ========           ======

Year ended December 31, 1995                          $    13,973     $     6,140     $        --      $    20,113
                                                           ======        ========          ======           ======

Year ended December 31, 1994                          $    73,003     $        --     $    59,030      $    13,973
                                                           ======        ========          ======           ======

