Form 10-Q
period 1997-03-31
WORLDCORP INC
filed 1997-05-14
CIK 811664

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



     For the Quarter ended:  MARCH 31, 1997   Commission File Number 1-5351



                                WORLDCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                               94-3040585
     ------------------------         ---------------------------------------
     (State of incorporation)         (I.R.S. Employer Identification Number)

             13873 Park Center Road, Suite 490, Herndon, VA  20171
             -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (703) 834-9200
                        --------------------------------
                        (Registrant's telephone  number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

The number of shares of the registrant's Common Stock outstanding on May 1, 1997 was 15,000,873.


================================================================================

                                WORLDCORP, INC.

                    MARCH 1997, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION
     Item 1.   Financial Statements


               Condensed Consolidated Balance Sheets, March 31,
               1997 and December 31, 1996................................   3

               Condensed Consolidated Statements of Operations,
               Three Months Ended March 31, 1997 and 1996................   5

               Condensed Consolidated Statement of Changes in Common
               Stockholders' Deficit, Three months ended March 31, 1997..   7

               Condensed Consolidated Statements of Cash Flows,
               Three months ended March 31, 1997 and 1996................   8

               Notes to Condensed Consolidated Financial Statements......   9

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................  11

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K..........................  24


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                     (unaudited)
                                                      March 31,     December 31,
                                                         1997           1996
                                                    --------------  -------------
CURRENT ASSETS
 Cash and cash equivalents, including restricted
   cash of $232 at March 31, 1997 and $447
   at December 31, 1996                                   $  5,899      $ 12,462

 Restricted cash and short-term investments                  2,037         2,047

 Trade accounts receivable, less allowance for
   doubtful accounts of $413 at March 31, 1997
   and December 31, 1996                                    12,348        19,427

 Other receivables                                           6,952         4,667

 Due from affiliate, net                                     5,307         4,181

 Prepaid expenses and other current assets                   7,981         8,314

 Assets held for sale                                          500           500
                                                          --------      --------

   Total current assets                                     41,024        51,598
                                                          --------      --------

ASSETS HELD FOR SALE                                         3,300         3,425

EQUIPMENT AND PROPERTY
 Flight and other equipment                                 78,523        75,191
 Equipment under capital leases                             11,639        11,639
                                                          --------      --------
                                                            90,162        86,830
 Less accumulated depreciation and amortization             23,245        21,357
                                                          --------      --------

   Net equipment and property                               66,917        65,473
                                                          --------      --------

LONG-TERM OPERATING DEPOSITS                                15,965        15,951

INVESTMENT IN AFFILIATE                                     36,326        36,299

OTHER ASSETS AND DEFERRED CHARGES, NET                       4,210         5,145

INTANGIBLE ASSETS, NET                                       1,054         1,072
                                                          --------      --------

   TOTAL ASSETS                                           $168,796      $178,963
                                                          ========      ========

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 (unaudited)
                                                                  March 31,   December 31,
                                                                    1997          1996
                                                                 -----------  -------------
CURRENT LIABILITIES
 Notes payable                                                     $ 20,778       $ 26,386
 Current maturities of long-term obligations                          9,262          9,990
 Accounts payable                                                    19,568         24,339
 Net liabilities of discontinued operations                           1,017          1,834
 Unearned revenue                                                     2,595          3,046
 Accrued maintenance in excess of reserves paid                      18,293         13,737
 Accrued salaries and wages                                          10,609         10,344
 Accrued interest                                                     2,351            981
 Accrued taxes                                                        1,205          1,249
                                                                   --------       --------
   Total current liabilities                                         85,680         91,906
                                                                   --------       --------

LONG-TERM OBLIGATIONS, NET                                          101,686        104,804

OTHER LIABILITIES
 Deferred gain from sale leaseback transactions, net of
   accumulated amortization of $19,363 as of March 31,
   1997 and $19,099 as of December 31, 1996                           5,988          6,252
 Accrued postretirement benefits                                      2,596          2,545
 Accrued maintenance in excess of reserves paid                       3,463          6,867
 Other                                                                3,651          3,378
                                                                   --------       --------
   Total other liabilities                                           15,698         19,042
                                                                   --------       --------

   TOTAL LIABILITIES                                                203,064        215,752
                                                                   --------       --------

MINORITY INTEREST                                                     5,268          3,548

COMMON STOCKHOLDERS' DEFICIT
 Common stock, $1 par value, (60,000,000 shares authorized,
   16,622,639 shares issued and 15,000,873 shares outstanding at March 31, 1997 and 16,617,031 shares issued and
   15,020,265 shares outstanding at December 31, 1996)               16,623         16,617
 Additional paid-in capital                                          43,843         43,824
 Deferred compensation                                                 (568)          (591)
 Accumulated deficit                                                (90,657)       (91,366)
 ESOP guaranteed bank loan                                             (666)          (805)
 Treasury stock, at cost (1,621,766 shares at March 31,
 1997 and 1,596,766 shares at December 31, 1996)                     (8,111)        (8,016)
                                                                   --------       --------

   TOTAL COMMON STOCKHOLDERS' DEFICIT                               (39,536)       (40,337)
                                                                   --------       --------

 COMMITMENTS AND CONTINGENCIES

   TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
    DEFICIT                                                        $168,796       $178,963
                                                                   ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                     1997      1996
                                                                   -------   -------
OPERATING REVENUES
   World Airways                                                   $78,748   $65,365
   US Order                                                             --     1,326
                                                                   -------   -------
       Total operating revenues                                     78,748    66,691
                                                                   -------   -------

OPERATING EXPENSES
   World Airways:
     Flight                                                         16,432    20,293
     Maintenance                                                    16,678    14,529
     Aircraft costs                                                 24,686    18,615
     Fuel                                                            3,040     5,493
     Flight operations subcontracted to other carriers                 357     1,061
     Promotions, sales and commissions                               2,281       984
     Depreciation and amortization                                   2,135     1,983
     General and administrative                                      6,803     5,732
                                                                   -------   -------
       Total operating expenses - World Airways                     72,412    68,690
                                                                   -------   -------
   US Order:
       Total operating expenses - US Order                              --     3,385
                                                                   -------   -------
   WorldCorp:
     General and administrative                                        314     1,289
                                                                   -------   -------
       Total operating expenses                                     72,726    73,364
                                                                   -------   -------

OPERATING INCOME (LOSS)                                              6,022    (6,673)
                                                                   -------   -------

OTHER INCOME (EXPENSE)
   Interest expense                                                 (2,952)   (2,841)
   Interest income                                                     202     1,006
   Equity in income of affiliate                                        48        --
   Loss on issuances (purchases) of equity by subsidiaries, net       (288)     (225)
   Other, net                                                         (144)     (241)
                                                                   -------   -------
       Total other income (expense)                                 (3,134)   (2,301)
                                                                   -------   -------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST                         2,888    (8,974)

INCOME TAX EXPENSE                                                    (250)       --

MINORITY INTEREST                                                   (1,929)    2,382
                                                                   -------   -------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                             709    (6,592)
                                                                   -------   -------

LOSS FROM DISCONTINUED OPERATIONS BEFORE
   MINORITY INTEREST                                                    --    (4,187)

MINORITY INTEREST                                                       --     1,706
                                                                   -------   -------

LOSS FROM DISCONTINUED OPERATIONS                                       --    (2,481)
                                                                   -------   -------

NET EARNINGS (LOSS)                                                $   709   $(9,073)
                                                                   =======   =======
                                                                          (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (CONTINUED)
                                  (UNAUDITED)

                                                     1997                   1996
                                                  -----------           ------------
PRIMARY NET EARNINGS (LOSS) PER COMMON
 AND COMMON EQUIVALENT SHARE

 Continuing operations                            $      0.05            $    (0.41)
 Discontinued operations                                   --                 (0.15)
                                                  -----------           -----------
 Net loss                                         $      0.05           $     (0.56)
                                                  ===========           ===========

FULLY DILUTED NET EARNINGS (LOSS) PER
 COMMON AND COMMON EQUIVALENT SHARE

 Continuing operations                            $         *           $         *
 Discontinued operations                                    *                     *
                                                  -----------           -----------
 Net loss                                                   *                     *
                                                  ===========           ===========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING

 Primary                                           15,004,432            16,328,186
                                                  ===========           ===========
 Fully diluted                                              *                     *
                                                  ===========           ===========


*  Fully diluted earnings per share are anti-dilutive.

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)





                                                                                        Employee
                                                                                       Stock Owner-               Total
                                              Additional                                ship Plan   Treasury      Common
                                     Common    Paid-in      Deferred     Accumulated   Guaranteed    Stock,    Stockholders'
                                      Stock    Capital    Compensation     Deficit      Bank Loan    at cost      Deficit
                                     -------  ----------  -------------  ------------  -----------  ---------  --------------
BALANCE AT
   DECEMBER 31, 1996                 $16,617     $43,824         $(591)     $(91,366)       $(805)   $(8,016)       $(40,337)

Issuance of stock                          6          19            --            --           --         --              25

Employee Stock Ownership Plan
   guaranteed bank loan                   --          --            --            --          139         --             139

Amortization of deferred
   compensation                           --          --            23            --           --         --              23

Purchase of common stock, at cost         --          --            --            --           --        (95)            (95)

Net earnings                              --          --            --           709           --         --             709
                                     -------  ----------  ------------   -----------   ----------   --------        --------
BALANCE AT
   March 31, 1997                    $16,623     $43,843         $(568)     $(90,657)       $(666)   $(8,111)       $(39,536)
                                     =======  ==========  ============   ===========   ==========   ========        ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                     1997       1996
                                                                   --------   --------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                         $ 12,462   $ 74,443

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                     709     (9,073)
Adjustments to reconcile net earnings (loss) to cash
 provided (used) by operating activities:
 Depreciation and amortization                                        2,227      2,078
 Deferred gain recognition                                             (264)      (266)
 Losses on issuances (purchases) of equity by subsidiaries, net         288        225
 Minority interest in earnings (loss) of subsidiaries                 1,929     (4,088)
 Equity income in affiliate                                             (48)        --
 Equity loss in investee of subsidiary                                   --        426
 Gain on sale of equipment and property                                 (54)      (167)
 Deferred compensation expense                                           23         44
 Other                                                                  140         31
 Changes in certain assets and liabilities, net of
   effects of non-cash transactions:
   Decrease in accounts receivable                                    3,668      2,008
   Decrease in restricted short-term investments                         10         --
   Decrease in deposits, prepaid expenses and other assets              868      1,002
   (Decrease) increase in accounts payable, accrued
    expenses and other liabilities                                   (2,628)     6,002
   Decrease in unearned revenue                                        (451)    (6,456)
   Increase in air traffic liability                                     89        185
                                                                   --------   --------
 Net cash provided (used) by operating activities                     6,506     (8,049)
                                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                  (2,659)    (4,588)
Proceeds from disposal of equipment and property                        234        313
                                                                   --------   --------
 Net cash used by investing activities                               (2,425)    (4,275)
                                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing arrangement, net                (4,086)      (473)
Issuance of debt                                                        163        197
Repayment of debt                                                    (6,175)    (4,569)
Proceeds from stock transactions                                         --        636
Proceeds from sales of equity by subsidiaries                            25        504
Purchase of common stock                                                (95)        --
Purchase of common stock of subsidiary                                 (476)        --
                                                                   --------   --------
 Net cash used by financing activities                              (10,644)    (3,705)
                                                                   --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (6,563)   (16,029)
                                                                   --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  5,899   $ 58,414
                                                                   ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of March 31, 1997, the related condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996, the condensed consolidated statements of changes in common stockholders' deficit for the three months ended March 31, 1997 and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. With the exception of an adjustment for discontinued operations, adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year.

   In addition, prior to November 7, 1996, these financial statements contain the historical results of US Order, Inc. ("US Order"). On November 7, 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") merged with and into InteliData Technologies Corporation ("InteliData"). Effective with this Merger, InteliData became the successor corporation to US Order. As a result of the Merger, WorldCorp's ownership percentage in InteliData was reduced to 28.9% and, as such, beginning November 7, 1996, WorldCorp reports its share of InteliData's net assets and results of operations under the equity method of accounting.

   The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1996.

2. In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following:
   $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which would not be utilized in its operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. World Airways has incurred approximately $19.8 million of these costs through March 31, 1997 and believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. In connection with the discontinuance of its scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future.

3. As mentioned above, WorldCorp's ownership interest in InteliData is approximately 28.9%. The Company's consolidated results for the first quarter of 1996 include the results of US Order for the period prior to the Merger. Following the Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting.

  Summarized financial information of InteliData is as follows (in thousands):

                                                         Quarter Ended March 31,
                                                        -------------------------
                                                           1997         1996
                                                        ----------  -------------
Results of operations
 Revenues                                                 $21,564        $ 1,326
 Cost of revenues                                          13,828            930
 Gross profit                                               7,736            396
 Operating loss                                              (251)        (2,033)
 Net income (loss) applicable to common shareholders          165         (1,988)


                                                        March 31,    December 31,
                                                           1997         1996
                                                        ---------     -----------
Financial position:
 Current assets                                           $79,180         $82,989
 Non-current assets                                        58,115          60,757
 Current liabilities                                       12,812          19,457
 Non-current liabilites                                        --              --

4. In 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. As of March 31, 1997, the Company had purchased 1,362,500 shares of its common stock for an aggregate cost of $7.8 million. WorldCorp does not intend to purchase any additional shares at this time.

5. The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, which have not paid dividends on common stock since 1992. At March 31, 1997, World Airways has a working capital deficit of $32.4 million and has substantial debt and lease commitments. At March 31, 1997, InteliData has working capital of $66.4 million, with no long-term debt. World Airways' ability to pay dividends is currently restricted under a borrowing arrangement. Additionally, the provisions of the Indenture governing WorldCorp's Debentures causes World Airways not to pay dividends upon the occurrence of any events of default by WorldCorp under such Indenture. World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

   Of the $5.9 million in cash and cash equivalents at March 31, 1997, approximately $2.6 million is held by World Airways and, therefore, is not available to satisfy WorldCorp's obligations. As of March 31, 1997, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $20.7 million for the remainder of 1997. In order to meet these obligations and its general and administrative costs, the Company must use its existing cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of certain borrowing arrangements however, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the borrowings.

   The Company is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. Any such transaction would require the approval of certain other parties. Additionally, management believes it will be successful in reducing the amount of collateral securing its borrowings, either by renegotiating the terms of the loan or by entering into a new loan with another financial institution. Although there can be no assurance that WorldCorp will be successful in consummating these transactions, management believes that its existing cash and the anticipated proceeds from a combination of sales of stock of World Airways or InteliData, renegotiations of its existing borrowing arrangements, or new financing arrangements, will be sufficient to allow the Company to meet its operating requirements and repayment obligations for 1997. At March 31, 1997, based on quoted market prices, the market value of the Company's 6,915,915 shares of World Airways and 9,179,273 shares of InteliData, approximated $51.9 million and $45.9 million, respectively.

6. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 (FAS #128) Earnings per Share, and SFAS No. 129 ("FAS #129) Disclosure of Information About Capital Structure. FAS #128 was issued to simplify the computation of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. FAS #128 replaces primary and full diluted earnings per share with basic earnings and diluted earnings per share. FAS #129 will change some of the required disclosures about capital structure. It is not expected that these statements will have a material effect on the Company's financial statements. The statements are effective for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its condensed consolidated financial statements. These statements primarily include the accounts of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. At March 31, 1997, WorldCorp and MHS owned 6,915,915 shares, or 61.6%, and 1,990,000 shares, or 17.7%, respectively, of World Airways' outstanding common stock. The remaining balance was publicly traded. The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. WorldCorp is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

On March 14, 1997, World Airways announced that Charles W. Pollard departed as President and Chief Executive Officer. Russell L. Ray, Jr., Director, will act as President on an interim basis pending the hiring of a new CEO.

WorldCorp also had an ownership interest in US Order, Inc. ("US Order"), a company which provided products and services for two markets: home banking and smart telephones. In August 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data would be merged with and into a new public company, InteliData Technologies Corporation ("InteliData"). Pursuant to this Merger, which was consummated on November 7, 1996, InteliData became the successor corporation to US Order. The Merger was treated as a purchase of Colonial Data by US Order. InteliData concentrates on three markets: (1) consumer telecommunications; (2) electronic commerce; and (3) interactive services. At March 31, 1997, WorldCorp owned 9,179,273 shares of InteliData, or a ownership interest of approximately 28.9%. Following this Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting.

In 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. As of March 31, 1997, the Company had purchased 1,362,500 shares of its common stock for an aggregate cost of $7.8 million. WorldCorp does not intend to purchase any additional shares at this time.

The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions in the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. For a complete discussion of these and other risks and uncertainties, please refer to the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

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

The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, neither of whom intend to pay dividends in the foreseeable future. In addition, World Airways' ability to pay dividends is currently restricted under a borrowing arrangement. As of March 31, 1997, WorldCorp has substantial parent company debt service obligations. In order to meet these obligations and its general and administrative costs in 1997, the Company must use its existing cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of certain borrowing arrangements, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the borrowings.

WORLD AIRWAYS
-------------

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

In July 1996, World Airways restructured its business to focus on the growing and profitable ACMI contract services. As such, World Airways ceased all scheduled passenger and scheduled charter services as of October 27, 1996, taking a one-time charge of $21.0 million (see "Discontinuation of Scheduled Service Operations").

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

As is common in the air transportation industry, World Airways has relatively high fixed aircraft costs. While it believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, World Airways' MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to its financial results. In addition to fixed aircraft costs, a portion of its labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

CUSTOMERS

Historically, World Airways' business has relied heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. For the first quarter of 1997, these customers provided approximately 33%, 13%, and 17%, respectively, of World Airways' revenues and 37%, 14%, and 10%, respectively, of total block hours. These customers provided approximately 34%, 13%, and 25%, respectively, of World Airways' revenues and 42%, 14%, and 17%, respectively, of total block hours from continuing operations during 1996. In 1996, World Airways commenced operations for Philippine Airlines, Inc. ("Philippine Airlines"), providing four MD-11 aircraft under year-round wet lease contracts. For the first quarter of 1997 and the twelve months ended December 31, 1996, respectively, these operations provided approximately 36% and 15% of World Airways' revenues and 37% and 17% of its block hours from continuing operations. World Airways expects that the agreement with Philippine Airlines will continue to have a substantial impact on its revenues and block hours in 1997.

Malaysian Airlines.  World Airways has provided wet lease services to Malaysian
------------------
Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 17.7% of World Airways as of March 31, 1997, also owns 29.1% of Malaysian Airlines. In late 1994, World Airways entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide aircraft to Malaysian Airlines. In 1996, World Airways provided three aircraft for Hadj operations. World Airways recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby it will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. World Airways is providing provide three aircraft for 1997 Hadj operations. World Airways is currently in preliminary discussions with Malaysian Airlines regarding a potential eleven-month reduction in the utilization of one of these aircraft during the 32-month term of the contract.

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

World Airways originally operated three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contract. World Airways and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contracts' original obligations. World Airways can provide no assurances, however, that it will, in fact, be able to redeploy these two aircraft back into Malaysian Airlines' operations to meet the contracts' original obligations. Revenues associated with these contractual obligations are included in World Airways' backlog amount included herein.

Garuda.  World Airways has flown for Garuda periodically since 1973 and yearly
------
since 1988. Since 1988, World Airways has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1996, approximately 200,000 Indonesians traveled to Jeddah for the Hadj pilgrimage. During the 1996 Hadj pilgrimage, World Airways provided passenger service to Garuda with seven aircraft, flying approximately 40,000 Indonesians on company aircraft. Due to World Airways' capacity constraints during the period of Hadj flying, World Airways reached an agreement with Garuda to operate six aircraft during the 1997 pilgrimage.

Philippine Airlines. In May 1996, World Airways entered into a new ACMI contract
-------------------
with Philippine Airlines, thereby further expanding its presence in the Pacific Rim. World Airways presently operates four MD-11 passenger aircraft for Philippine Airlines under an agreement, with high minimum monthly utilization levels. World Airways, however, has recently received a written communication from Philippine Airlines in which the airline contends that its leases for all four aircraft expire on November 15, 1997. World Airways believes that this position is contrary to the understanding of the parties that each of the MD-11s are to be leased by Philippine Airlines for a period of 18 months from delivery of each aircraft. The parties are currently discussing the length of the lease term for these aircraft. World Airways can provide no assurances, however, that Philippine Airlines will agree to lease any of the four MD-11 passenger aircraft beyond November 15, 1997, or that World Airways will be able to secure other business at as favorable price and utilization levels.

Also, subsequent to year-end, at Philippine Airlines' request, World Airways agreed to a payment plan with respect to Philippine Airlines' wet lease obligations beginning in March 1997. Although Philippine Airlines is current on this payment plan to date, if Philippine Airlines defaults on this payment plan, or fails to meet its monthly aircraft lease obligations, this development, if not offset by other business, would have a material adverse effect on the cash flows, financial condition and results of operations of World Airways.

U.S. Air Force.  World Airways has provided international air transportation to
--------------
the U.S. Air Force since 1956. The overall downsizing of the U.S. military, combined with a need to respond quickly to the growing number of global regional conflicts places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. Although World Airways' agreements with the USAF provide for full service contracts with certain minimum performance requirements, World Airways has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to the Civil Reserve Air Fleet. World Airways utilizes such teaming arrangements to maximize the value of potential awards. World Airways leads a contractor teaming arrangement that enjoys a 44% market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, World Airways' portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $52.8 million for the government's 1996-97 fiscal year.

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

Although World Airways's customers bear the financial risk of filling World Airways' aircraft with passengers or cargo, World Airways can be affected adversely if its customers are unable to operate its aircraft profitably, or if one or more of World Airways' customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, World Airways can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements.

As a result of these and other contracts, World Airways had an overall contract backlog at March 31, 1997 of $414.0 million, compared to $430.4 million at March 31, 1996. Approximately $199.3 million of the backlog relates to 1997 operations. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours (defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination) guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 64% and 17% of the backlog relates to its contracts with Malaysian Airlines and Philippine Airlines, respectively. While the percentage of its 1997 block hour capacity that is currently under contract exceeds the comparable percentage in the past several years, World Airways still has uncontracted capacity in the third and fourth quarters of 1997. In addition, a significant portion of World Airways' current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, World Airways is actively seeking customers for 1997 and beyond. World Airways' financial results and financial condition would be affected adversely if it is unable to secure additional business to reduce this excess capacity.

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

MAINTENANCE

Engine maintenance accounts for most of World Airways' annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. World Airways outsources major airframe maintenance and power plant work to several suppliers. World Airways has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. Its maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties which began to expire in 1995 and which will fully expire by 1998. In addition, the specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while World Airways believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. World Airways has begun to accrue these increased expenses in 1997. Therefore, World Airways expects that maintenance expenses will continue to increase during the remainder of the term of the contract as its aircraft fleet ages.

OPERATING LOSSES

While World Airways generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, World Airways incurred a net loss of $14.0 million, which resulted from operating losses incurred in its scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. While World Airways generated operating income for the quarter ended March 31, 1997, there can be no assurance that it will be able to continue generating operating income for the remainder of 1997 or future years.

DISCONTINUATION OF SCHEDULED SERVICE OPERATIONS

For its scheduled service operations, World Airways commenced service between Tel Aviv and New York in July 1995 and commenced service between the United States and South Africa in June 1996. In addition, World Airways commenced scheduled charter operations between the United States and various destinations within Europe in May 1996. World Airways, however, was unable to operate these scheduled service operations profitably.

In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which would not be utilized in its operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. World Airways incurred approximately $19.8 million of these costs through March 31, 1997 and it believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. In connection with the discontinuance of its scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future (see "Other Matters - Legal and Administrative Procedures").

INTELIDATA
----------

InteliData was incorporated in order to effect the merger of US Order and Colonial Data. The Merger was announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Merger was consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. The Merger was treated as a purchase of Colonial Data by US Order. At March 31, 1997, WorldCorp's ownership in InteliData was approximately 28.9%. Following this Merger, WorldCorp reports its proportionate share of InteliData's financial results using the equity method of accounting.

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

The consumer telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies ("RBOCs") and other telephone companies ("telcos"). InteliData has concentrated its product development and marketing efforts on products that support Caller ID and other emerging intelligent network services, including a smart telephone, the Telesmart 4000/Intelifone(TM), which provide consumers call management features and the ability to access numerous network services and interactive applications via telephone. InteliData currently offers a line of Caller ID adjunct units and telephones with integrated Caller ID, small business telecommunications systems and high-end consumer telecommunications equipment. InteliData also repairs and refurbishes telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

WORLD AIRWAYS
-------------

Total block hours increased 1,180 hours, or 11%, to 11,814 hours in the first quarter of 1997 from 10,634 hours in 1996, with an average of 13.4 available aircraft per day in 1997 compared to 11.6 in 1996. Average daily utilization (block hours flown per day per aircraft) decreased to 9.8 hours in 1997 from
10.1 hours in 1996. In 1997, wet lease contracts accounted for 89% of total block hours, an increase from 66% in 1996. Total operating revenues increased $13.3 million, or 20%, to $78.7 million in 1997 from $65.4 million in 1996.

Continuing Operations
---------------------

Block hours from continuing operations increased 1,980 hours, or 20%, to 11,814 hours in the first quarter of 1997 from 9,834 hours in 1996.

Operating Revenues.  Revenues from flight operations increased $13.9 million, or
------------------
22%, to $78.4 million in 1997 from $64.5 million in 1996. This increase was primarily attributable to the increase in block hours flown in 1997 over 1996. In addition, World Airways experienced a shift in its mix of business during 1997 with an increase in wet lease operations from full service operations.

Operating Expenses.  Total operating expenses increased $3.7 million, or 5%, in
------------------
1997 to $72.4 million from $68.7 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses decreased $3.9 million, or 19%, in 1997 to $16.4 million from $20.3 million in 1996. This decrease resulted primarily from the shift in the mix of business from full service to wet lease operations, partially offset by higher crew costs. World Airways expects that it will experience increased training costs during 1997 as a result of crewmember attrition.

Maintenance expenses increased $2.2 million, or 15%, in 1997 to $16.7 million from $14.5 million in 1996. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown. In addition, World Airways experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. As discussed previously, World Airways expects its maintenance expense to increase in 1997 due to escalations in the specified rates per hour under its maintenance agreement.

Aircraft costs increased $6.1 million, or 33%, in 1997 to $24.7 million from $18.6 million in 1996. This increase resulted from the increase in the number of aircraft dedicated to World Airways' continuing operations, primarily due to the lease of two MD-11ER aircraft in March 1996 and the lease of additional spare engines necessary to maintain the expanded fleet.

Fuel expenses decreased $2.5 million, or 45%, in 1997 to $3.0 million from $5.5 million in 1996. This decrease is due primarily to the shift from full service to wet lease operations where World Airways is not responsible for fuel costs. This decrease was partially offset by a slight increase in price per gallon.

Promotions, sales and commissions increased $1.3 million in 1997 to $2.3 million from $1.0 million in 1996. This increase resulted primarily from commissions paid in connection with the Philippine Airlines contract.

Depreciation and amortization increased $0.1 million in 1997 to $2.1 million from $2.0 million in 1996. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft described above, offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses increased $1.1 million, or 19%, in 1997 to $6.8 million from $5.7 million in 1996. This increase was primarily due to the hiring of additional administrative personnel, subsequent to the first quarter of 1996, necessary to support the growth in World Airways' core business, an increase in property tax accruals, and an increase in certain legal fees.

Discontinued Operations
-----------------------

As mentioned above, World Airways commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, World Airways generated $4.2 million in losses related to these operations. In the second quarter of 1996, World Airways expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As World Airways was unable to operate these scheduled service operations profitably, in July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations.

INTELIDATA
----------

As previously discussed, in August 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data were merged with and into a new public company, InteliData. Pursuant to this Merger on November 7, 1996, InteliData became the successor corporation to US Order. As of March 31, 1997, WorldCorp's ownership interest in InteliData was approximately 28.9%.

The Company's consolidated results for the first quarter of 1996 include the results of US Order for the period prior to the Merger. Following the Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting (see "Other Income (Expense) - Equity in Income of Affiliate").

WORLDCORP
---------

General and administrative expenses decreased $1.0 million for the quarter ended March 31, 1997 to $0.3 million from $1.3 million in the comparable 1996 period. A portion of this decrease resulted from an allocation of certain legal fees to World Airways from the Company. In addition, the Company paid approximately $0.5 million in incentive bonus awards in the first quarter of 1996. No such payments were made in 1997.

OTHER INCOME (EXPENSE)
----------------------

Equity in Income of Affiliate.  For the quarter ended March 31, 1997,
-----------------------------
InteliData's revenues were $21.6 million, including $20.4 million generated by the consumer telecommunications division primarily resulting from marketing and promotional campaigns for Caller ID units and services conducted by telcos and InteliData. In addition, InteliData realized an increase in revenues generated from its electronic commerce division, attributed primarily to the expansion of the division's product sales during the quarter. InteliData's cost of revenues for the first quarter of 1997 increased to $13.8 million, including $13.0 million from its consumer telecommunications division. Overall gross profit margins increased to 36% for the first quarter of 1997 from 30% in the comparable 1996 period. Gross profit margins for the consumer telecommunications, electronic commerce and interactive servcies divisions were 36%, 31% and 25%, respectively, for the first quarter of 1997. The gross profit margin derived from the sale of Caller ID and small business units was 34% for the first quarter of 1997. InteliData anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, competitive pricing pressure, the introduction of new products, and changes in the volume and terms of leasing activity.

InteliData's total operating expenses were $8.0 million during the quarter ended March 31, 1997. General and administrative expenses increased primarily as a result of the Merger and the upgrade of systems and operations in anticipation of potential increased business during 1997. As a result of InteliData's increased marketing efforts to promote its residential and small business telecommunications product lines to retail markets and to RBOCs and other telephone operating companies, selling and marketing expenses also increased during the first quarter of 1997 compared to 1996. Finally, research and development costs increased during the first quarter of 1997 primarily from the developing, designing, and testing of new products and services. InteliData has been actively engaged in research and development since its inception and expects that these activities will increase during the remainder of 1997 and be essential to the operations of InteliData in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, which have not paid dividends on common stock since 1992. At March 31, 1997, World Airways has a working capital deficit of $32.4 million and has substantial debt and lease commitments. At March 31, 1997, InteliData has working capital of $66.4 million, with no long-term debt. World Airways' ability to pay dividends is currently restricted under a borrowing arrangement. Additionally, the provisions of the Indenture governing WorldCorp's Debentures causes World Airways not to pay dividends upon the occurrence of any events of default by WorldCorp under such Indenture. World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their businesses and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Of the $5.9 million in cash and cash equivalents at March 31, 1996, approximately $2.6 million is held by World Airways and, therefore, is not available to satisfy WorldCorp's obligations. As of March 31, 1997, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $20.7 million for the remainder of 1997. In order to meet these obligations and its general and administrative costs, the Company must use its existing cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of certain borrowing arrangement, however, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the borrowings.

The Company is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. Any such transaction would require the approval of certain other parties. Additionally, management believes it will be successful in reducing the amount of collateral securing its borrowings, either by renegotiating the terms of the loan or by entering into a new loan with another financial institution.
Although there can be no assurance that WorldCorp will be successful in consummating these transactions, management believes that its existing cash and the anticipated proceeds from a combination of sales of stock of World Airways or InteliData, renegotiations of its existing borrowing arrangements, or new financing arrangements, will be sufficient to allow the Company to meet its operating requirements and repayment obligations for 1997. At March 31, 1997, based on quoted market prices, the market value of the Company's 6,915,915 shares of World Airways and 9,179,273 shares of InteliData, approximated $51.9 million and $45.9 million, respectively.

World Airways is also highly leveraged. World Airways incurred substantial debt and lease commitments during the past three years in connection with its acquisition of MD-11 aircraft and related spare parts. At March 31, 1997, World Airways had total long-term indebtedness of approximately $27.0 million and notes payable and current maturities of long-term obligations of $15.0 million. In addition, World Airways has significant future long-term obligations under aircraft lease obligations relating to its aircraft. World Airways has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of its common stock, secured borrowings, and other financings from banks and other lenders. The degree to which World Airways is leveraged could have important consequences to holders of Common Stock, including the following: (i) its ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; (ii) its degree of leverage and related debt service obligations, as well as its obligations under operating leases for aircraft, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iii) its financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

World Airways' cash and cash equivalents at March 31, 1997 and December 31, 1996 were $2.6 million and $7.0 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. At March 31, 1997 World Airways' current assets were $35.7 million and current liabilities were $68.1 million. World Airways believes that the combination of the financings consummated to date, income from continuing operations and certain additional financings will be sufficient to allow it to meet its cash requirements related to the remaining phase-out of its discontinued operations and the operating and capital requirements for its continuing operations for the next twelve months.

At March 31, 1997 InteliData had $28.5 million in cash, cash equivalents and short-term investments. InteliData has generated operating losses since its inception. InteliData's smart telephone and home banking products and services are subject to the risks inherent in the marketing and development of new products. The market for these products and services is relatively new and is characterized by rapid technological change, evolving standards, changes in end-user requirements and frequent new product introductions and enhancements. However, the acquisition of Colonial Data has provided InteliData with established product lines and sales channels in large telecommunications markets. The industry for InteliData's products and services is intensely competitive. InteliData experiences direct competition from manufacturers of smart telephones, caller ID units, and cordless phones and from companies that develop transaction processing software for interactive applications and customer support services. There can be no assurance as to what level of future sales or royalties, if any, that InteliData will receive from Visa, Visa member banks and retail markets for its smart telephone and home banking products and services.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $6.5 million in cash for the quarter ended March 31, 1997 compared to using $8.0 million of cash in the comparable 1996 period. The increase in cash in 1997 resulted primarily from an increase in earnings and a decrease in accounts receivable, partially offset by a decrease in accounts payable in 1997.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $2.4 million in cash for the quarter ended March 31, 1997 compared to using $4.3 million in the comparable 1996 period. In 1997, cash was used primarily for the purchase of rotable spare parts and engine upgrades required for the integration of two MD-11 aircraft.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $10.6 million in cash for the quarter ended March 31, 1997 compared to using $3.7 million in the comparable 1996 period. This decrease in cash resulted primarily from an increase in repayments of the Company's net borrowings and the purchase of shares of WorldCorp's and World Airways' common stock for an aggregate cost of $0.1 million and $0.5 million, respectively, in 1997.

CAPITAL COMMITMENTS

World Airways
-------------

In October 1992 and January 1993, World Airways signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by the Company with increasing rent costs. As of March 1995, World Airways had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two passenger/cargo convertible MD-11s. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits of $1.2 million toward the option aircraft. In March 1996, World Airways signed an agreement with the manufacturer to lease two MD-11ER aircraft. Under the agreement, it leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, the above-mentioned deposits were applied towards the deposits required on these two aircraft. In addition, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time. As of March 31, 1997, annual minimum payments required under its aircraft and lease obligations totaled $66.0 million for the remainder 1997.

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

As discussed above, World Airways signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, World Airways received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996. As of March 31, 1997, approximately $7.1 million had been received. In January 1996, World Airways agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery, which is expected to be during 1997.

World Airways anticipates that its total capital expenditures in 1997, which includes the spare engine, will approximate $10.2 million of which it will receive approximately $6.1 million in financing. World Airways expects that the remaining balance will be funded from its operating cash flow and available cash balances. In March 1996, the Credit Agreement was amended to increase the limit on capital expenditures by World Airways to no more than $25.0 million in 1997.

As of March 31, 1997, World Airways held approximately $3.8 million (at book value) of aircraft spare parts currently available for sale.

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

FINANCING DEVELOPMENTS

WorldCorp.  On August 29, 1996, the Company entered into a bridge loan (the
---------
"Bridge Loan") with a financial institution pursuant to which the Company borrowed $25.0 million and subsequently retired its existing 13 7/8% Subordinated Notes of the same amount. The Bridge Loan is due September 29, 1997 and earns interest of LIBOR plus 2.5%, payable monthly. Under the terms of the Bridge Loan, the borrowings are collateralized by all of the shares of World Airways and InteliData owned by WorldCorp, a first priority security interest in WorldCorp's assets, and certain cash collateral. On September 30, 1996, the Company entered into a purchase agreement (the "Purchase Agreement") which contained a series of Senior Subordinated Notes ("the Notes") totaling $10.0 million which was used to retire $10.0 million of the Bridge Loan in October 1996. The Notes are payable in three installments through September 2000, earn interest of 10%, payable semi-annually, and are included in long-term obligations at December 31, 1996. On December 31, 1996, the Company refinanced the Bridge Loan, which resulted in a decrease in the interest rate to LIBOR plus 1.75%, and reduced the cash collateral under the loan to $1.0 million. The interest rate was 7.99% at March 31, 1997. The Purchase Agreement and the Bridge Loan generally restrict the amount of stock repurchases by WorldCorp based on certain specified conditions. These borrowings also contain a number of covenants that, among other things, restrict the ability of WorldCorp to dispose of assets, make certain acquisitions of the stock of other entities, incur additional indebtedness, and make capital expenditures. The Bridge Loan also contains certain covenants which, among other things, require WorldCorp to maintain at least a 50.1% ownership of World Airways.

In the first quarter of 1997, WorldCorp entered into a $1.0 million margin loan with Scott & Stringfellow, Inc., whereby WorldCorp pledged approximately 400,000 shares of InteliData common stock which WorldCorp owns as collateral for such loan (the "Margin Loan"). The Bridge Loan was amended to permit this loan. In addition, the amendment stipulates that the fair market value of each share of World Airways and InteliData common stock which collateralizes the Bridge Loan must equal or exceed five dollars per share at all times. As of March 31, 1997, the Company had no outstanding balance on the Margin Loan.

World Airways.  Effective June 30, 1996, World Airways amended its Credit
-------------
Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement is collateralized by certain receivables, inventory, and equipment. As of March 31, 1997, the outstanding balance of the spare parts loan and revolving line of credit was $5.8 million and $2.7 million, respectively, with $0.4 million available on the revolving line of credit.

Under the terms of the amended Credit Agreement, World Airways is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases),
(ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends World Airways' cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1997 of more than $25.0 million or in any subsequent year of more than $15.0 million. Recently, the date that World Airways is required to pay any outstanding amounts under the line of credit was extended to December 31, 2000. The aircraft security agreement remains payable in 1999. World Airways must also maintain a certain quarterly net worth and net income (loss) requirements. While World Airways was in compliance with these covenants at March 31, 1997, no assurances can be given that World Airways will continue to meet these covenants prospectively or, if necessary, obtain the required waivers. In addition, World Airways granted warrants to BNY in October 1996 to purchase up to 50,000 shares of common stock.

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

InteliData.  InteliData maintains three credit facilities aggregating $20.0
----------
million. The first credit agreement covers the period through May 1997 and is a revolving line of credit of $1.0 million. The second credit agreement is a $4.0 million line of credit utilized for the purpose of issuing letters of credit. The third credit agreement is a credit facility totaling $15.0 million for cash advances and letters of credit.

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

World Airways' flight attendants, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. World Airways' flight attendants challenged the use of foreign flight attendant crews on World Airways' flights for Malaysian Airlines and Garuda Indonesia which has historically been its operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter recently denied the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that World Airways' contract with its flight attendants requires World Airways to first actively seek profitable business opportunities that require using its flight attendants, before it may accept wet lease business opportunities that use the flight attendants of its customers. World Airways can provide no assurances as to how the imposition of this requirement will affect its financial condition and results of operations.

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

DIVIDEND POLICY

WorldCorp has never paid any dividends and does not plan to do so for the foreseeable future. The Purchase

Agreement governing the Notes, and the Indenture governing the Company's Debentures, in certain circumstances, restrict the Company form paying dividends or making distributions on its common stock. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, neither of whom intend to pay dividends in the foreseeable future. In addition, World Airways' ability to pay dividends is currently restricted under a borrowing arrangement.

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



                                 WORLDCORP,  INC.



                                 By: /s/ Mark S. Lynch
                                     -----------------
                                     (Mark S. Lynch)
                                     Chief Financial Officer

Date:  May 15, 1997

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




      10.17        Warrant Agreement dated as of July 22, 1989 between WorldCorp, Inc.       Incorporated
                   and Charles W. Pollard. (Filed as Exhibit 10.45 to WorldCorp, Inc.'s      by reference
                   Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

      10.20        WorldCorp, Inc. Employee Savings and Stock Ownership Plan. (Filed as      Incorporated
                   Exhibit 10.49 to WorldCorp, Inc.'s Annual Report on Form 10-K for the     by reference
                   fiscal year ended December 31, 1989 and incorporated herein by reference.)

      10.21        Amendment No. 1 to WorldCorp Inc. Employee Savings and Stock              Incorporated
                   Ownership Plan.  (Filed as Exhibit 10.50 to WorldCorp,                    by reference
                   Inc.'s Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1989 and incorporated herein by reference.)

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

      10.28        Aircraft Lease Agreement dated as of January 15, 1991 between             Incorporated
                   World Airways, Inc. and First Security Bank of Utah, N.A., not in         by reference
                   its individual capacity, but solely as Owner Trustee. (Filed as
                   Exhibit 10.47 to WorldCorp, Inc.'s Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1990 and incorporated
                   herein by reference.)

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

      10.33        Aircraft Engine Lease Agreement dated as of April 26, 1991                Incorporated
                   between Terandon Leasing Corporation and World Airways, Inc.              by reference
                   (Filed as Exhibit 10.42 to WorldCorp, Inc.'s Annual Report on Form
                   10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

      10.34        Guaranty Agreement I dated as of February 12, 1992 between                Incorporated
                   McDonnell Douglas Finance Corporation and World Airways, Inc.  (Filed     by reference
                   as Exhibit 10.43 to WorldCorp, Inc.'s Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1991 and incorporated herein by reference.)

      10.35        Guaranty Agreement II dated as of February 12, 1992 between               Incorporated
                   McDonnell Douglas Finance Corporation and World Airways, Inc.  (Filed     by reference
                   as Exhibit 10.44 to WorldCorp, Inc.'s Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1991 and incorporated herein by reference.)

      10.38        Aircraft Lease Agreement for Aircraft Serial Number 48518                 Incorporated
                   dated as of September 30, 1992 between World Airways, Inc. and            by reference
                   International Lease Finance Corporation.

      10.39        Aircraft Lease Agreement for Aircraft Serial Number 48519                 Incorporated
                   dated as of September 30, 1992 between World Airways, Inc. and            by reference
                   International Lease Finance Corporation.

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

      10.48  Warrant Certificate dated as of December 7, 1993 between                       Incorporated
             WorldCorp, Inc. and BNY Financial Corporation.                                 by reference

      10.62  Consignment Agreement dated as of September 30, 1993                           Incorporated
             between World Airways Inc. and The Memphis Group.                              by reference

      10.63  Assignment and Assumption and Consent and Release for                          Incorporated
             Aircraft Serial Number 47818 dated as of July 20, 1993 among                   by reference
             World Airways, Inc., WorldCorp, Inc., McDonnell Douglas
             Corporation, and McDonnell Douglas Finance Corporation.

      10.64  Assignment and Assumption and Consent and Release for                          Incorporated
             Aircraft Serial Number 46999 dated as of July 9, 1993 among                    by reference
             World Airways, Inc., WorldCorp, Inc., McDonnell Douglas
             Corporation, and McDonnell Douglas Finance Corporation.

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

      10.77      Assignment of Rights for Aircraft Engines Serial Numbers P723913,          Incorporated
                 P723912, and P723914 dated as of April 15, 1993 between                    by reference
                 World Airways, Inc. and International Lease Finance
                 Corporation.

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

      10.86(1)   Acquisition Agreement Among VISA International Service Association,        Incorporated
                 US Order, Inc, and WorldCorp, Inc, dated as of July 15, 1994.              by reference

      10.87      Stock Purchase Agreement by and among World Airways, Inc.,                 Incorporated
                 WorldCorp, Inc., and Malaysian Helicopter Services Berhad                  by reference
                 dated as of October 30, 1993.

      10.88      Stock Registration Rights Agreement between World Airways, Inc.            Incorporated
                 and Malaysian Helicopter Services Berhad dated as of October 30, 1993.     by reference

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

      10.105     Stock Purchase Agreement (the "Agreement") dated as of December 31, 1994   Incorporated
                 by and between MHS Berhad, a Malaysian corporation (the "Shareholder")     by reference
                 and WorldCorp, Inc., a Delaware corporation (the "Purchaser").

      10.107     Amendment No. 1 to Passenger Aircraft Services and Freighter               Incorporated
                 Services Agreement dated December 31, 1994 by and between                  by reference
                 World Airways, Inc. and Malaysian Airline System Berhad.

      10.109     Customer Agreement between WorldCorp ESSOP and Scott &                     Incorporated
                 Stringfellow, Inc. dated January 11, 1995 for a                            by reference
                 margin loan.


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

      11         Statement on Calculation of Earnings (Loss) Per Common Share.              Filed Herewith

      27         Financial Data Schedule for the quarter ended March 31, 1997.              Filed Herewith

     (1) Confidential treatment of portions of the Agreement has been granted by the Commission. The copy filed as an exhibit omits the information subject to confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

(b)  Reports on Form 8-K

     None.

*     *     *     *     *     *     *     *     *     *     *     *     *     *