Form 10-Q
period 1997-06-30
WORLDCORP INC
filed 1997-08-14
CIK 811664

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



     For the Quarter ended:  JUNE 30, 1997   Commission File Number 1-5351



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

The number of shares of the registrant's Common Stock outstanding on August 8, 1997 was 15,014,641.


================================================================================

                                WORLDCORP, INC.

                    JUNE 1997, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets, June 30,
        1997 and December 31, 1996..........................................  3

        Condensed Consolidated Statements of Operations,
        Three months ended June 30, 1997 and 1996...........................  5

        Condensed Consolidated Statements of Operations,
        Six months ended June 30, 1997 and 1996.............................  7

        Condensed Consolidated Statement of Changes in Common
        Stockholders' Deficit, Six months ended June 30, 1997...............  9

        Condensed Consolidated Statements of Cash Flows,
        Six months ended June 30, 1997 and 1996............................. 10

        Notes to Condensed Consolidated Financial Statements................ 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................... 14


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................... 30

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (in thousands)


                                                    (unaudited)
                                                      June 30,       December 31,
                                                        1997             1996
                                                      --------         --------
CURRENT ASSETS
 Cash and cash equivalents, including restricted
   cash of $925 at June 30, 1997 and $447
   at December 31, 1996                               $  8,390         $ 12,462

 Restricted cash and short-term investments              2,201            2,047

 Trade accounts receivable, less allowance for
   doubtful accounts of $409 at June 30, 1997
   and $413 at December 31, 1996                         8,013           15,460

 Other receivables                                       5,645            4,667

 Due from affiliate, net                                 4,171            4,181

 Prepaid expenses and other current assets               6,666            8,314

 Assets held for sale                                      500              500
                                                      --------         --------

   Total current assets                                 35,586           47,631
                                                      --------         --------

ASSETS HELD FOR SALE                                     3,067            3,425

EQUIPMENT AND PROPERTY
 Flight and other equipment                             87,032           75,191
 Equipment under capital leases                         11,639           11,639
                                                      --------         --------
                                                        98,671           86,830
 Less accumulated depreciation and amortization         25,198           21,357
                                                      --------         --------

   Net equipment and property                           73,473           65,473
                                                      --------         --------

LONG-TERM OPERATING DEPOSITS                            15,965           15,951

INVESTMENT IN AFFILIATE                                 35,399           36,299

OTHER ASSETS AND DEFERRED CHARGES, NET                   3,814            5,145

INTANGIBLE ASSETS, NET                                     984            1,072
                                                      --------         --------

   TOTAL ASSETS                                       $168,288         $174,996
                                                      ========         ========

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (continued)
                 LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                       (in thousands except share data)

                                                                              (unaudited)
                                                                                June 30,     December 31,
                                                                                  1997           1996
                                                                                --------       --------
CURRENT LIABILITIES
 Notes payable                                                                  $ 15,806       $ 26,386
 Current maturities of long-term obligations                                      10,933          9,990
 Accounts payable                                                                 21,733         24,339
 Net liabilities of discontinued operations                                          220          1,834
 Unearned revenue                                                                  3,163          3,046
 Accrued maintenance in excess of reserves paid                                   16,095          9,770
 Accrued salaries and wages                                                       11,856         10,344
 Accrued interest                                                                    955            981
 Accrued taxes                                                                     1,410          1,249
                                                                                --------       --------
   Total current liabilities                                                      82,171         87,939
                                                                                --------       --------

LONG-TERM OBLIGATIONS, NET                                                       103,789        104,804

OTHER LIABILITIES
 Deferred gain from sale leaseback transactions, net of
   accumulated amortization of $19,627 as of June 30,
   1997 and $19,099 as of December 31, 1996                                        5,724          6,252
 Accrued postretirement benefits                                                   2,648          2,545
 Accrued maintenance in excess of reserves paid                                    2,123          6,867
 Other                                                                             3,899          3,378
                                                                                --------       --------
   Total other liabilities                                                        14,394         19,042
                                                                                --------       --------

   TOTAL LIABILITIES                                                             200,354        211,785
                                                                                --------       --------

MINORITY INTEREST                                                                  7,434          3,548

COMMON STOCKHOLDERS' DEFICIT
 Common stock, $1 par value, (60,000,000 shares authorized,
   16,629,843 shares issued and 15,008,077 shares outstanding at June 30, 1997 and 16,617,031 shares issued and
   15,020,265 shares outstanding at December 31, 1996)                            16,630         16,617
 Additional paid-in capital                                                       43,861         43,824
 Deferred compensation                                                              (549)          (591)
 Accumulated deficit                                                             (90,870)       (91,366)
 ESOP guaranteed bank loan                                                          (461)          (805)
 Treasury stock, at cost (1,621,766 shares at June 30,
   1997 and 1,596,766 shares at December 31, 1996)                                (8,111)        (8,016)
                                                                                --------       --------

   TOTAL COMMON STOCKHOLDERS' DEFICIT                                            (39,500)       (40,337)
                                                                                --------       --------

 COMMITMENTS AND CONTINGENCIES

   TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
    DEFICIT                                                                     $168,288       $174,996
                                                                                ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                       (in thousands except share data)
                                  (UNAUDITED)


                                                                                  1997           1996
                                                                                --------       --------
OPERATING REVENUES
 World Airways                                                                  $ 81,928       $ 86,508
 US Order                                                                             --            548
                                                                                --------       --------
   Total operating revenues                                                       81,928         87,056
                                                                                --------       --------

OPERATING EXPENSES
 World Airways:
  Flight                                                                          16,682         13,318
  Maintenance                                                                     17,917         15,964
  Aircraft costs                                                                  24,693         22,837
  Fuel                                                                             2,663          2,577
  Flight operations subcontracted to other carriers                                1,892          6,952
  Promotions, sales and commissions                                                2,382          2,321
  Depreciation and amortization                                                    2,196          1,911
  General and administrative                                                       7,005          5,357
                                                                                --------       --------
   Total operating expenses - World Airways                                       75,430         71,237
                                                                                --------       --------
 US Order:
   Total operating expenses - US Order                                                --          3,639
                                                                                --------       --------
 WorldCorp:
  General and administrative                                                       1,010            731
                                                                                --------       --------
   Total operating expenses                                                       76,440         75,607
                                                                                --------       --------

OPERATING INCOME                                                                   5,488         11,449
                                                                                --------       --------

OTHER INCOME (EXPENSE)
 Interest expense                                                                 (2,673)        (2,969)
 Interest income                                                                     227            961
 Equity in loss of affiliate                                                        (818)            --
 Loss on issuances (purchases) of equity by subsidiaries, net                       (109)            50
 Other, net                                                                          (60)          (328)
                                                                                --------       --------
   Total other expense                                                            (3,433)        (2,286)
                                                                                --------       --------

EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND MINORITY INTEREST                                         2,055          9,163

INCOME TAX EXPENSE                                                                  (100)          (315)

MINORITY INTEREST                                                                 (2,168)        (4,469)
                                                                                --------       --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                          (213)         4,379
                                                                                --------       --------

LOSS FROM DISCONTINUED OPERATIONS BEFORE
 MINORITY INTEREST                                                                    --        (28,518)

MINORITY INTEREST                                                                     --         11,621
                                                                                --------       --------

LOSS FROM DISCONTINUED OPERATIONS                                                     --        (16,897)
                                                                                --------       --------

NET LOSS                                                                        $   (213)      $(12,518)
                                                                                ========       ========
                                                                                             (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (CONTINUED)
                                  (UNAUDITED)




                                             1997          1996
                                         -----------   -----------
PRIMARY NET LOSS PER COMMON
 AND COMMON EQUIVALENT SHARE

 Continuing operations                   $     (0.01)  $      0.25
 Discontinued operations                          --         (0.98)
                                         -----------   -----------
 Net loss                                $     (0.01)  $     (0.73)
                                         ===========   ===========

FULLY DILUTED NET LOSS PER COMMON
 AND COMMON EQUIVALENT SHARE

 Continuing operations                   $         *   $      0.24
 Discontinued operations                           *         (0.73)
                                         -----------   -----------
 Net loss                                $         *   $     (0.49)
                                         ===========   ===========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING

 Primary                                  15,008,077    17,215,901
                                         ===========   ===========
 Fully diluted                                     *    23,109,978
                                         ===========   ===========


*  Fully diluted earnings per share are anti-dilutive.


     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                       (in thousands except share data)
                                  (UNAUDITED)



                                                         1997         1996
                                                       --------     --------
OPERATING REVENUES
 World Airways                                         $160,676     $151,873
 US Order                                                    --        1,874
                                                       --------     --------
   Total operating revenues                             160,676      153,747
                                                       --------     --------

OPERATING EXPENSES
 World Airways:
  Flight                                                 33,114       33,283
  Maintenance                                            34,595       30,493
  Aircraft costs                                         49,379       41,452
  Fuel                                                    5,703        8,070
  Flight operations subcontracted to other carriers       2,249        8,013
  Promotions, sales and commissions                       4,663        3,633
  Depreciation and amortization                           4,331        3,894
  General and administrative                             13,808       11,089
                                                       --------     --------
   Total operating expenses - World Airways             147,842      139,927
                                                       --------     --------
 US Order:
   Total operating expenses - US Order                       --        7,024
                                                       --------     --------
 WorldCorp:
  General and administrative                              1,324        2,020
                                                       --------     --------
   Total operating expenses                             149,166      148,971
                                                       --------     --------

OPERATING INCOME                                         11,510        4,776
                                                       --------     --------

OTHER INCOME (EXPENSE)
 Interest expense                                        (5,625)      (5,810)
 Interest income                                            429        1,967
 Equity in loss of affiliate                               (770)          --
 Loss on purchases of equity by subsidiaries, net          (397)        (175)
 Other, net                                                (204)        (569)
                                                       --------     --------
   Total other expense                                   (6,567)      (4,587)
                                                       --------     --------

EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND MINORITY INTEREST                4,943          189

INCOME TAX EXPENSE                                         (350)        (315)

MINORITY INTEREST                                        (4,097)      (2,088)
                                                       --------     --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                  496       (2,214)
                                                       --------     --------

LOSS FROM DISCONTINUED OPERATIONS BEFORE
 MINORITY INTEREST                                           --      (32,705)

MINORITY INTEREST                                            --       13,328
                                                       --------     --------

LOSS FROM DISCONTINUED OPERATIONS                            --      (19,377)
                                                       --------     --------

NET EARNINGS (LOSS)                                    $    496     $(21,591)
                                                       ========     ========
                                                                  (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (CONTINUED)
                                  (UNAUDITED)


                                                 1997           1996
                                             -------------  ------------
PRIMARY NET EARNINGS (LOSS) PER COMMON
 AND COMMON EQUIVALENT SHARE

 Continuing operations                          $     0.03   $    (0.14)
 Discontinued operations                                --        (1.18)
                                                ----------   ----------
 Net income (loss)                              $     0.03   $    (1.32)
                                                ==========   ==========

FULLY DILUTED NET EARNINGS (LOSS) PER
 COMMON AND COMMON EQUIVALENT SHARE

 Continuing operations                          $        *   $        *
 Discontinued operations                                 *            *
                                                ----------   ----------
 Net income (loss)                              $        *   $       *
                                                ==========   ==========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING

 Primary                                        15,012,368   16,397,440
                                                ==========   ==========
 Fully diluted                                           *            *
                                                ==========   ==========


*  Fully diluted earnings per share are anti-dilutive.

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)





                                                                                        Employee
                                                                                       Stock Owner-                Total
                                              Additional                                ship Plan   Treasury       Common
                                     Common    Paid-in      Deferred     Accumulated   Guaranteed    Stock,    Stockholders'
                                      Stock    Capital    Compensation     Deficit      Bank Loan    at cost      Deficit
                                     -------  ----------  -------------  ------------  -----------  ---------  --------------
BALANCE AT
  DECEMBER 31, 1996                  $16,617     $43,824         $(591)     $(91,366)       $(805)   $(8,016)       $(40,337)

Issuance of stock                         13          37            --            --           --         --              50

Employee Stock Ownership Plan
  guaranteed bank loan                    --          --            --            --          344         --             344

Amortization of deferred
  compensation                            --          --            42            --           --         --              42

Purchase of common stock, at cost         --          --            --            --           --        (95)            (95)

Net earnings                              --          --            --           496           --         --             496
                                     -------  ----------  ------------   -----------   ----------   --------        --------
BALANCE AT
  June 30, 1997                      $16,630     $43,861         $(549)     $(90,870)       $(461)   $(8,111)       $(39,500)
                                     =======  ==========  ============   ===========   ==========   ========        ========



     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                       1997       1996
                                                                     --------   --------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                           $ 12,462   $ 74,443

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                       496    (21,591)
Adjustments to reconcile net earnings (loss) to cash
 provided (used) by operating activities:
 Depreciation and amortization                                          4,571      4,471
 Deferred gain recognition                                               (528)      (531)
 Losses on issuances (purchases) of equity by subsidiaries, net           397        175
 Minority interest in earnings (loss) of subsidiaries                   4,097    (11,240)
 Equity loss in affiliate                                                 770         --
 Equity loss in investee of subsidiary                                     --        894
 Gain on sale of equipment and property                                   (26)      (302)
 Deferred compensation expense                                             42        157
 Loss on disposal of discontinued operations                               --     20,985
 Other                                                                    416         --
 Changes in certain assets and liabilities, net of
  effects of non-cash transactions:
  Decrease (increase) in accounts receivable                            6,479    (15,077)
  Increase in restricted short-term investments                          (154)      (120)
  Decrease in deposits, prepaid expenses and other assets               2,188      1,411
  (Decrease) increase in accounts payable, accrued
   expenses and other liabilities                                        (508)     8,204
  Increase (decrease) in unearned revenue                                 117     (3,284)
  Increase in air traffic liability                                        --      4,878
                                                                     --------   --------
 Net cash provided (used) by operating activities                      18,357    (10,970)
                                                                     --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                    (4,565)    (5,829)
Proceeds from disposal of equipment and property                          439      1,094
                                                                     --------   --------
 Net cash used by investing activities                                 (4,126)    (4,735)
                                                                     --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in line of credit borrowing arrangement, net       (7,520)     7,668
Issuance of debt                                                           --        361
Repayment of debt                                                     (10,212)    (8,906)
Proceeds from stock transactions                                           --      2,011
Proceeds from purchases of equity by subsidiaries, net                     --        (13)
Purchase of common stock                                                  (95)        --
Purchase of common stock of subsidiary                                   (476)        --
                                                                     --------   --------
 Net cash (used) provided by financing activities                     (18,303)     1,121
                                                                     --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (4,072)   (14,584)
                                                                     --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  8,390   $ 59,859
                                                                     ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of June 30, 1997, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996, the condensed consolidated statements of changes in common stockholders' deficit for the six months ended June 30, 1997 and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year.

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

2. In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following:
   $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which would not be utilized in its operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. World Airways has incurred approximately $21.0 million of these costs through June 30, 1997 and believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. In connection with the discontinuance of its scheduled service operations, World Airways was subject to claims by various third parties and may be subject to further claims in the future (see Note 7).

3. As mentioned above, WorldCorp's ownership interest in InteliData is approximately 28.9%. The Company's consolidated results for the three and six months ended June 30, 1996 include the results of US Order for the period prior to the Merger. Following the Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting.

  Summarized financial information of InteliData is as follows (in thousands):

                                Three Months Ended June 30,    Six Months Ended June 30,
                               -----------------------------  ---------------------------
                                    1997           1996          1997           1996
                               --------------  -------------  -----------  --------------
  Results of operations:
     Revenues                        $16,863        $   548      $38,427         $ 1,874
     Cost of revenues                 12,319            342       26,147           1,272
     Gross profit                      4,544            206       12,280             602
     Operating loss                   (5,130)        (3,145)      (5,381)         (5,178)
     Net loss applicable to
       common shareholders            (2,837)        (3,206)      (2,672)         (5,194)

                                                                  June 30,      December 31,
                                                                    1997            1996
                                                                  -------         -------
  Financial position:
     Current assets                                              $75,323         $82,989
     Non-current assets                                           58,922          60,757
     Current liabilities                                          12,470          19,457
     Non-current liabilites                                           --              --

   On August 12, 1997, InteliData announced its intention to purchase up to 2.0 million shares of its common stock pursuant to open market transactions. There can be no assurances as to the number of shares ultimately repurchased.

4. As of August 14, 1997, World Airways was in the process of issuing $75.0 million of convertible senior subordinated debentures (the "Debentures"), in a private offering, due in 2004 (the "Offering"). The Debentures would be unsecured obligations, convertible into shares of World Airways' common stock, and subordinated to all present and future senior indebtedness of World Airways. The Debentures will be offered in reliance on the exemption from the registration requirements provided by Rule 144A of the Securities Act of 1933 (the "Securities Act"). Accordingly, the Debentures and the underlying common stock have not been registered under the Securities Act and will be offered only to certain accredited investors. World Airways intends to use net proceeds of the Offering to purchase between 4.0 and 5.8 million shares of is common stock, repay certain indebtedness and increase working capital. Failure by World Airways to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures constitutes a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require World Airways to repurchase such holders Debentures at 100% of their principal amount, plus accrued interest. No assurances, however, can be given with respect to the eventual outcome of the Offering or the subsequent repurchase of World Airways' common stock. In connection with the Offering, World Airways and WorldCorp are currently in discussions and expect to enter into an agreement for the repurchase of up to
   4.7 million shares of common stock owned by WorldCorp. There can be no assurance that such agreement will be completed or related repurchase will be consummated.

5. In 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. As of June 30, 1997, the Company had purchased 1,362,500 shares of its common stock for an aggregate cost of $7.8 million. WorldCorp does not intend to purchase any additional shares at this time.

6. The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, which have not paid dividends on common stock since 1992. At June 30, 1997, World Airways has a working capital deficit of $31.9 million and has substantial debt and lease commitments. At June 30, 1997, InteliData has working capital of $62.9 million, with no long-term debt. World Airways' ability to pay dividends is currently restricted under a borrowing arrangement. Additionally, the provisions of the Indenture governing WorldCorp's Debentures causes World Airways not to pay dividends upon the occurrence of any events of default by WorldCorp under such Indenture. World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

   Of the $8.4 million in cash and cash equivalents at June 30, 1997, approximately $8.3 million is held by World Airways and, therefore, is not available to satisfy WorldCorp's obligations. As of June 30, 1997, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $18.1 million for the remainder of 1997.

   In order to meet these obligations and its general and administrative costs, the Company must use its existing cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. In connection with a $15.0 million loan from a commercial bank (the "Bank Loan"), WorldCorp has pledged all of the shares of common stock of World Airways and InteliData beneficially owned by WorldCorp. The Bank Loan matures on September 29, 1997. As discussed above, WorldCorp and World Airways are currently in discussions and expect to enter into an agreement for the repurchase of up to 4.7 million shares of common stock owned by

   WorldCorp. If a closing occurs under this agreement, WorldCorp expects to use a portion of the proceeds to repay the Bank Loan. If a closing does not occur under this agreement and WorldCorp does not refinance the Bank Loan, it would be necessary for WorldCorp to sell assets in order to repay the Bank Loan. There can be no assurance that WorldCorp will be successful in consummating these transactions.

   Management believes that its existing cash and the anticipated proceeds from a combination of sales of stock of World Airways or InteliData, renegotiations of its existing borrowing arrangements, new financing arrangements, or the issuance of debt or equity, will be sufficient to allow the Company to meet its operating requirements and repayment obligations for 1997. At August 14, 1997, based on quoted market prices, the market value of the Company's 6,929,586 shares of World Airways and 9,179,273 shares of InteliData, approximated $58.9 million and $27.0 million, respectively.

7. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

8. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 ("FAS #128") Earnings per Share, and SFAS No. 129 ("FAS #129") Disclosure of Information About Capital Structure. FAS #128 was issued to simplify the computation of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. FAS #128 replaces primary and full diluted earnings per share with basic earnings and diluted earnings per share. FAS #129 will change some of the required disclosures about capital structure. It is not expected that these statements will have a material effect on the Company's financial statements in the future. The statements are effective for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its condensed consolidated financial statements. These statements primarily include the accounts of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. At June 30, 1997, WorldCorp and MHS owned 6,929,586 shares, or 61.7%, and 1,990,000 shares, or 17.7%, respectively, of World Airways' outstanding common stock. The remaining balance was publicly traded.

As of August 14, 1997, World Airways was in the process of issuing $75.0 million of convertible senior subordinated debentures (the "Debentures"), in a private offering, due in 2004 (the "Offering"). The Debentures would be unsecured obligations, convertible into shares of World Airways' common stock, and subordinated to all present and future senior indebtedness of World Airways.
The Debentures will be offered in reliance on the exemption from the registration requirements provided by Rule 144A of the Securities Act of 1933 (the "Securities Act"). Accordingly, the Debentures and the underlying common stock have not been registered under the Securities Act and will be offered only to certain accredited investors. World Airways intends to use net proceeds of the Offering to purchase between 4.0 and 5.8 million shares of is common stock, repay certain indebtedness and increase working capital. Failure by World Airways to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures constitutes a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require World Airways to repurchase such holders Debentures at 100% of their principal amount, plus accrued interest. No assurances, however, can be given with respect to the eventual outcome of the Offering or the subsequent repurchase of World Airways' common stock. In connection with the Offering, World Airways and WorldCorp are currently in discussions and expect to enter into an agreement for the repurchase of up to 4.7 million shares of common stock owned by WorldCorp. There can be no assurance that such agreement will be completed or related repurchase will be consummated.

WorldCorp also had an ownership interest in US Order, Inc. ("US Order"), a company which provided products and services for two markets: home banking and smart telephones. In August 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data would be merged with and into a new public company, InteliData Technologies Corporation ("InteliData"). Pursuant to this Merger, which was consummated on November 7, 1996, InteliData became the successor corporation to US Order. The Merger was treated as a purchase of Colonial Data by US Order. InteliData concentrates on three markets: (1) consumer telecommunications; (2) electronic commerce; and (3) interactive services. At June 30, 1997, WorldCorp owned 9,179,273 shares of InteliData, or a ownership interest of approximately 28.9%. Following this Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting.

In 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. As of June 30, 1997, the Company had purchased 1,362,500 shares of its common stock for an aggregate cost of $7.8 million. WorldCorp does not intend to purchase any additional shares at this time.

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

The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, neither of whom intend to pay dividends in the foreseeable future. In addition, World Airways' ability to pay dividends is currently restricted under a borrowing arrangement. As of June 30, 1997, WorldCorp has substantial parent company debt service obligations. In order to meet these obligations and its general and administrative costs in 1997, the Company must use its existing cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of certain borrowing arrangements, WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for the borrowings.

WORLD AIRWAYS
-------------

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. World Airways' passenger and freight operations employ 13 wide-body aircraft which are operated under contracts, primarily with Pacific Rim airlines. These contracts generally require World Airways to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while it's customers are responsible for a large portion of the other operating expenses,
including fuel.   World Airways' airline customers have determined that
outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offer greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is the one of the largest single supplier of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

In July 1996, World Airways restructured its business to focus on ACMI contract services. As such, World Airways ceased all scheduled passenger and scheduled charter services as of October 27, 1996, taking a one-time charge of $21.0 million as of June 30, 1996 (see "Discontinuation of Scheduled Service Operations").

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

World Airways' operating philosophy is to build on its existing ACMI relationships to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts which shift yield, load factor and certain cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes a large portion of the operating expenses, including fuel. World Airways has elected to emphasize its ACMI business because it perceives a number of opportunities created by a growing global economy, particularly growth in second and third world economies where the demand for airlift exceeds capacity. World Airways attempts to maximize profitability by combining its multi-year ACMI contracts with short term, higher-yielding ACMI agreements which meet the peak seasonal requirements of its customers. World Airways responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

As is common in the air transportation industry, World Airways has relatively high fixed aircraft costs. World Airways operates a fleet of nine MD-11 and four DC10-30 wide-body aircraft and, while it believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, its MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to World Airways' financial results. In addition to fixed aircraft costs, a portion of World Airways' labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

SIGNIFICANT CUSTOMER RELATIONSHIPS

World Airways' business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. For the first six months of 1997, these customers provided approximately 27%, 36%, 19% and 15%, respectively, of World Airways' revenues and 30%, 38%, 20% and 8%, respectively, of total block hours. In 1996, these customers provided approximately 34%, 15%, 13%, and 25%, respectively, of World Airways' revenues and 42%, 17%, 14%, and 17%, respectively, of total block hours flown from continuing operations.

Malaysian Airlines.  World Airways has provided wet lease services to Malaysian
-------------------
Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owned 17.7% of World Airways as of June 30, 1997, also owns 29.1% of Malaysian Airlines. World Airways recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby World Airways will provide two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. World Airways provided three aircraft for 1997 Hadj operations.

World Airways has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contract. World Airways and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contracts' original obligations. World Airways can provide no assurances, however, that it will, in fact, be able to do so. Revenues associated with these contractual obligations are included in World Airways' backlog amount included herein.

Garuda.  World Airways has flown for Garuda periodically since 1973 and yearly
-------
since 1988. Since 1988, World Airways has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on World Airways' aircraft. World Airways is currently negotiating an agreement with Garuda to operate six aircraft during the 1998 pilgrimage.

Philippine Airlines. World Airways presently operates four MD-11 passenger
--------------------
aircraft for Philippine Airlines under an agreement with high minimum monthly utilization levels. Philippine Airlines, however, is experiencing financial difficulties, and since March 1997 had been making monthly lease payments to World Airways on an installment basis according to a payment plan agreed to by World Airways and Philippine Airlines at the beginning of each month. On July 11, 1997, World Airways agreed to shift two MD-11s currently operating for Philippine Airlines to Viacao Aereo Sao Paulo ("VASP") later in the third quarter. As of the date hereof, Philippine Airlines is in compliance with its agreements with World Airways and has reconfirmed its commitment to operate the remaining two MD-11s currently in its fleet until February 1998. Failure by Philippine Airlines to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of World Airways.

VASP.  On July 3, 1997, World Airways entered a binding Memorandum of Agreement
-----
with VASP for the lease of two MD-11 passenger aircraft to commence in the third quarter for a six-month term with a six-month renewal option. World Airways is also leasing a cargo plane to VASP under an ACMI contract which began in June 1997. The loss of this agreement, a renegotiation of its terms or a substantial reduction of business for VASP, if not replaced, could have a material adverse effect on the financial condition or results of operations of World Airways.

U.S. Air Force.  World Airways has provided international air transportation to
---------------
the U.S. Air Force since 1956. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. Although its agreements with the USAF provide for full service contracts with certain minimum performance requirements, World Airways has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to Civil Reserve Air Fleet. World Airways utilizes such teaming arrangements to maximize the value of potential awards. World Airways leads a contractor teaming arrangement that enjoys a 44% market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, World Airways's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $52.8 million for the government's 1996-97 fiscal year. While the current annual contract expires on September 30, 1997, World Airways recently received a $73.9 million fixed award for the government's 1997-1998 fiscal year. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

As a result of these and other contracts, World Airways had an overall contract backlog at June 30, 1997 of $338.7 million, compared to $532.6 million at June 30, 1996. Approximately $116.3 million of the backlog relates to operations during the remainder of 1997. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours (defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination) guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 70% and 13% of the backlog relates to its contracts with Malaysian Airlines and Philippine Airlines, respectively. In addition, a significant portion of World Airways' current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, World Airways is actively seeking customers for 1998 and beyond. World Airways' financial results and financial condition would be affected adversely if it is unable to secure additional business to reduce this excess capacity.

SEASONALITY

Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. World Airways experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1997, World Airways' flight operations associated with the Hadj pilgrimage occurred from March 15 to May 20. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years. World Airways believes that its contracts with Malaysian Airlines and the USAF should lessen the effect of these seasonal factors.

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

UTILIZATION OF AIRCRAFT

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for World Airways to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of World Airways' existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. As mentioned above, a significant portion of World Airways' contract backlog at June 30, 1997, relates to its multi-year contracts with Malaysian Airlines and Philippine Airlines. In addition, a significant portion of World Airways' current contracts expire near the end of 1997. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or World Airways has obtained additional ACMI contracts for the aircraft to service. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but World Airways can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

MAINTENANCE

Engine maintenance accounts for most of World Airways' annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. World Airways outsources major airframe maintenance and power plant work to several suppliers. World Airways has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. World Airways' maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties which began to expire in 1995 and which will fully expire by 1998. In addition, the specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while World Airways believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. World Airways has begun to accrue these increased expenses in 1997 and such expenses will continue to increase during the remainder of the term of the contract as its aircraft fleet ages.

OPERATING LOSSES

While World Airways generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, World Airways incurred a net loss of $14.0 million, which resulted from operating losses incurred in its scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. While it generated operating income for the six months ended June 30, 1997 of $12.8 million, there can be no assurance that World Airways will be able to continue generating operating income for the remainder of 1997 or future years.

DISCONTINUATION OF SCHEDULED SERVICE OPERATIONS

World Airways commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, World Airways generated $4.2 million in losses related to these operations. In the second quarter of 1996, World Airways expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As it was unable to operate these scheduled service operations profitably, in July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996 and World Airways believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period.

INTELIDATA
----------

InteliData was incorporated in order to effect the merger of US Order and Colonial Data. The Merger was announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Merger was consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. The Merger was treated as a purchase of Colonial Data by US Order. At June 30, 1997, WorldCorp's ownership in InteliData was approximately 28.9%. Following this Merger, WorldCorp reports its proportionate share of InteliData's financial results using the equity method of accounting.

Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co., ("Braun Simmons"), for approximately $7.0 million consisting of cash and US Order common stock and including US Order transaction costs. Braun Simmons was an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions. The acquisition expands InteliData's product line for both large and small financial institutions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

WORLD AIRWAYS
-------------

Total block hours, including discontinued operations, decreased 1,571 hours, or 11%, to 12,336 hours in the second quarter of 1997 from 13,907 hours in 1996, with an average of 14.0 available aircraft per day in 1997 compared to 14.9 in 1996. Average daily utilization (block hours flown per day per aircraft) decreased to 9.7 hours in 1997 from 10.2 hours in 1996. In 1997, wet lease contracts accounted for 91% of total block hours, an increase from 80% in 1996. Total operating revenues decreased $4.6 million, or 5%, to $81.9 million in 1997 from $86.5 million in 1996.

Continuing Operations
---------------------

Block hours from continuing operations increased to 12,336 hours in the second quarter of 1997 from 12,173 hours in 1996.

Operating Revenues.  Revenues from flight operations decreased $0.2 million to
-------------------
$80.1 million in 1997 from $80.3 million in 1996. This decrease corresponds to a shift in its mix of business during 1997 with an increase in wet lease operations from full service operations, partially offset by a modest increase in block hours flown in 1997 compared to 1996.

Operating Expenses.  Total operating expenses increased $4.2 million, or 6%, in
-------------------
1997 to $75.4 million from $71.2 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $3.4 million, or 26%, in 1997 to $16.7 million from $13.3 million in 1996. This increase resulted primarily from higher crew costs, partially offset by the shift in the mix of business from full service to wet lease operations. World Airways expects that it will experience increased training costs during the remainder 1997 as a result of crewmember attrition.

Maintenance expenses increased $1.9 million, or 12%, in 1997 to $17.9 million from $16.0 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to its continuing operations and an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. This increase was partially offset by a reversal in 1997 of $1.0 million of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft. The Company expects its maintenance expense to further increase in 1997 and 1998 due to escalations in the specified rates per hour under its maintenance agreement.

Aircraft costs increased $1.9 million, or 8%, in 1997 to $24.7 million from $22.8 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to its continuing operations, partially offset by the return of one DC-10 aircraft in the fourth quarter of 1996 and a decrease in aircraft insurance as a result of a reduction in insurance policy rates.

Depreciation and amortization increased $0.3 million, or 16%, in 1997 to $2.2 million from $1.9 million in 1996. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft described above, offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses increased $1.6 million, or 30%, in 1997 to $7.0 million from $5.4 million in 1996. This increase was primarily due to the hiring of additional administrative personnel, beginning in the second quarter of 1996, necessary to support the growth in its core business and an increase in property tax accruals. As part of its strategy to increase its marketing efforts, World Airways is currently increasing its sales and marketing staff.
As a result, World Airways expects a modest increase in general and administrative expenses during the second half of 1997.

Discontinued Operations
-----------------------

World Airways commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, World Airways generated $4.2 million in losses related to these operations. In the second quarter of 1996, World Airways expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As it was unable to operate these scheduled service operations profitably, in July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, its scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations.

INTELIDATA
----------

As previously discussed, in August 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data were merged with and into a new public company, InteliData. Pursuant to this Merger on November 7, 1996, InteliData became the successor corporation to US Order. As of June 30, 1997, WorldCorp's ownership interest in InteliData was approximately 28.9%.

The Company's consolidated results for the quarter ended June 30, 1996 include the results of US Order for the period prior to the Merger. Following the Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting (see "Other Income (Expense) - Equity in Loss of Affiliate").

WORLDCORP
---------

General and administrative expenses increased $0.3 million for the quarter ended June 30, 1997 to $1.0 million from $0.7 million in the comparable 1996 period. This increase related primarily from an increase in legal fees, including an allocation of certain legal fees from World Airways to the Company.

OTHER INCOME (EXPENSE)
----------------------

Equity in Loss of Affiliate.  For the quarter ended June 30, 1997, InteliData's
----------------------------
revenues were $16.9 million, including $15.8 million generated by the consumer telecommunications division primarily resulting from marketing and promotional campaigns for Caller ID units and services conducted by telcos and InteliData. In addition, InteliData realized an increase in revenues generated from its electronic commerce division, attributed primarily to the expansion of the division's product sales during the quarter. InteliData's cost of revenues for the second quarter of 1997 increased to $12.3 million, including $11.6 million from its consumer telecommunications division. Overall gross profit margins decreased to 27% for the second quarter of 1997 from 38% in the comparable 1996 period. Gross profit margins for the consumer telecommunications, electronic commerce and interactive services divisions were 27%, 33% and 13%, respectively, for the second quarter of 1997. The gross profit margin derived from the sale of Caller ID and small business units was 23% for the second quarter of 1997. During the quarter, InteliData experienced pricing pressures from competition in Caller ID adjuncts. InteliData anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, continued competitive pricing pressure, the introduction of new products, and changes in the volume and terms of leasing activity.

InteliData's total operating expenses were $9.7 million during the quarter ended June 30, 1997. Included in the 1997 general and administrative expenses was a reversal of $1.2 million for certain restructuring charges recognized in the fourth quarter of 1996. InteliData has determined that certain liabilities associated with facilities consolidations were no longer necessary and accordingly, such accruals were reversed in the second quarter or 1997. Exclusive of this restructuring charge, general and administrative expenses increased primarily as a result of the Merger and the upgrade of systems and operations. As a result of InteliData's increased marketing efforts to promote its residential and small business telecommunications product lines to retail markets and to RBOCs and other telephone operating companies, selling and marketing expenses also increased during the second quarter of 1997 compared to 1996. Finally, research and development costs increased during the second quarter of 1997 primarily from the developing, designing, and testing of new products and services. InteliData has been actively engaged in research and development since its inception and expects that these activities will remain consistent during the remainder of 1997 and be essential to the operations of InteliData in the future.

During the second quarter of 1997, InteliData recorded a gain of $1.9 million resulting from a revaluation of its investment in Home Financial Network, Inc. ("HFN"). The revaluation relates to a reduction in InteliData's ownership in HFN as a result of the sale of additional shares of stock by HFN.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

World Airways
-------------

Total block hours, including discontinued operations, decreased 391 hours, or 2%, to 24,150 hours in the first six months of 1997 from 24,541 hours in 1996, with an average of 13.7 available aircraft per day in 1997 compared to 13.3 in 1996. Average daily utilization (block hours flown per day per aircraft) decreased to 9.8 hours in 1997 from 10.2 hours in 1996. In 1997, wet lease contracts accounted for 90% of total block hours, an increase from 74% for the six months ended June 30, 1996. Total operating revenues increased $8.8 million, or 6%, to $160.7 million in 1997 from $151.9 million in 1996.

Continuing Operations
----------------------

Block hours from continuing operations increased 2,143 hours, or 10%, to 24,150 hours in the first six months of 1997 from 22,007 hours in 1996.

Operating Revenues.  Revenues from flight operations increased $13.7 million, or
-------------------
9%, to $158.5 million in 1997 from $144.8 million in 1996. This increase was primarily attributable to the increase in block hours flown, partially offset by a shift in its mix of business during 1997 with an increase in wet lease operations and a decrease in full service operations.

Operating Expenses.  Total operating expenses increased $7.9 million, or 6%, in
-------------------
1997 to $147.8 million from $139.9 million in 1996.

Flight operations expenses decreased $0.2 million in 1997 to $33.1 million from $33.3 million in 1996. This decrease resulted primarily from the shift in the mix of business from full service to wet lease operations, partially offset by higher crew costs. World Airways expects that it will experience increased training costs during the remainder of 1997 as a result of crewmember attrition.

Maintenance expenses increased $4.1 million, or 13%, in 1997 to $34.6 million from $30.5 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to its continuing operations, the integration of additional aircraft into the fleet, and a corresponding increase in block hours flown. In addition, World Airways experienced an increase in costs of approximately $1.2 million associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. World Airways expects its maintenance expense to increase further in 1997 and 1998 due to escalations in the specified rates per hour under its maintenance agreement. The increase was partially offset by a reversal in 1997 of $1.0 million of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.

Aircraft costs increased $7.9 million, or 19%, in 1997 to $49.4 million from $41.5 million in 1996. This increase resulted from the increase in the number of aircraft dedicated to its continuing operations, primarily due to the lease of two MD-11ER aircraft in March 1996, and the lease of additional spare engines necessary to maintain the expanded fleet.

Fuel expenses decreased $2.4 million, or 30%, in 1997 to $5.7 million from $8.1 million in 1996. This decrease is due primarily to the shift from full service to wet lease operations where it is not responsible for fuel costs. This decrease was partially offset by an increase in price per gallon.

Promotions, sales and commissions increased $1.1 million in 1997 to $4.7 million from $3.6 million in 1996. This increase resulted primarily from expenses incurred in connection with a customer contract.

Depreciation and amortization increased $0.4 million in 1997 to $4.3 million from $3.9 million in 1996. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft described above, offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses increased $2.7 million, or 24%, in 1997 to $13.8 million from $11.1 million in 1996. This increase was primarily due to the hiring of additional administrative personnel, beginning in the second quarter of 1996, necessary to support the growth in its core business and an increase in property tax accruals. As part of its strategy to increase its marketing efforts, the Company is currently increasing its sales and marketing staff. As a result, World Airways expects a modest increase in general and administrative expenses during the second half of 1997.

INTELIDATA
----------

As previously discussed, in August 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data were merged with and into a new public company, InteliData. Pursuant to this Merger on November 7, 1996, InteliData became the successor corporation to US Order. As of June 30, 1997, WorldCorp's ownership interest in InteliData was approximately 28.9%.

The Company's consolidated results for the quarter ended June 30, 1996 include the results of US Order for the period prior to the Merger. Following the Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting (see "Other Income (Expense) - Equity in Loss of Affiliate").

WORLDCORP
---------

General and administrative expenses decreased $0.7 million for the six months ended June 30, 1997 to $1.3 million from $2.0 million in the comparable 1996 period. The Company paid approximately $0.5 million in incentive bonus awards in the first quarter of 1996. No such payments were made in 1997.

OTHER INCOME (EXPENSE)
----------------------

Equity in Loss of Affiliate.  For the six months ended June 30, 1997,
----------------------------
InteliData's revenues were $38.4 million, including $36.2 million generated by the consumer telecommunications division primarily resulting from marketing and promotional campaigns for Caller ID units and services conducted by telcos and InteliData. In addition, InteliData realized an increase in revenues generated from its electronic commerce division, attributed primarily to the expansion of the division's product sales. InteliData's cost of revenues for the first six months of 1997 increased to $26.1 million, including $24.6 million from its consumer telecommunications division. Overall gross profit margins were 32% for the first six months of 1997, consistent with the comparable 1996 period. Gross profit margins for the consumer telecommunications, electronic commerce, and interactive services divisions were 32%, 32% and 17%, respectively, for the first six months of 1997. The gross profit margin derived from the sale of Caller ID and small business units was 29% for the first six months of 1997. During the quarter ended June 30, 1997, InteliData experienced pricing pressures from competition in Caller ID adjuncts. InteliData anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, continued competitive pricing pressure, the introduction of new products, and changes in the volume and terms of leasing activity.

InteliData's total operating expenses were $17.7 million during the six months ended June 30, 1997. Included in the 1997 general and administrative expenses was a reversal of $1.2 million for certain restructuring charges recognized in the fourth quarter of 1996. InteliData has determined that certain liabilities associated with facilities consolidations were no longer necessary and accordingly, such accruals were reversed in the second quarter or 1997. Exclusive of this restructuring charge, general and administrative expenses increased primarily as a result of the Merger and the upgrade of systems and operations. As a result of InteliData's increased marketing efforts to promote its residential and small business telecommunications product lines to retail markets and to RBOCs and other telephone operating companies, selling and marketing expenses also increased during the first six months of 1997 compared to 1996. Finally, research and development costs increased during the first six months of 1997 primarily from the developing, designing, and testing of new products and services. InteliData has been actively engaged in research and development since its inception and expects that these activities will remain consistent during the remainder of 1997 and be essential to the operations of InteliData in the future.

During the second quarter of 1997, InteliData recorded a gain of $1.9 million resulting from a revaluation of its investment in Home Financial Network, Inc. ("HFN"). The revaluation relates to a reduction in InteliData's ownership in HFN as a result of the sale of additional shares of stock by HFN.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, which have not paid dividends on common stock since 1992. At June 30, 1997, World Airways has a working capital deficit of $31.9 million and has substantial debt and lease commitments. At June 30, 1997, InteliData has working capital of $62.9 million, with no long-term debt. World Airways' ability to pay dividends is currently restricted under a borrowing arrangement. Additionally, the provisions of the Indenture governing WorldCorp's Debentures causes World Airways not to pay dividends upon the occurrence of any events of default by WorldCorp under such Indenture. World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Of the $8.4 million in cash and cash equivalents at June 30, 1997, approximately $8.3 million is held by World Airways and, therefore, is not available to satisfy WorldCorp's obligations. As of June 30, 1997, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $18.1 million for the remainder of 1997.

In order to meet these obligations and its general and administrative costs, the Company must use its existing cash and either sell shares of World Airways or InteliData, or issue additional debt or equity. In connection with a $15.0 million loan from a commercial bank (the "Bank Loan"), WorldCorp has pledged all of the shares of common stock beneficially owned by WorldCorp. The Bank Loan matures on September 29, 1997. As discussed above, WorldCorp and World Airways are currently in discussions and expect to enter into an agreement for the repurchase of up to

4.7 million shares of common stock owned by WorldCorp. If a closing occurs under this agreement, WorldCorp expects to use a portion of the proceeds to repay the Bank Loan. If a closing does not occur under this agreement and WorldCorp does not refinance the Bank Loan, it would be necessary for WorldCorp to sell assets in order to repay the Bank Loan. There can be no assurance that WorldCorp will be successful in consummating these transactions.

Management believes that its existing cash and the anticipated proceeds from a combination of sales of stock of World Airways or InteliData, renegotiations of its existing borrowing arrangements, new financing arrangements, or the issuance of debt or equity, will be sufficient to allow the Company to meet its operating requirements and repayment obligations for 1997. At August 12, 1997, based on quoted market prices, the market value of the Company's 6,929,586 shares of World Airways and 9,179,273 shares of InteliData, approximated $58.9 million and $27.0 million, respectively.

World Airways is also highly leveraged and will be substantially more leveraged upon completion of the Offering. World Airways incurred substantial debt and lease commitments during the past three years in connection with its acquisition of MD-11 aircraft and related spare parts. As of June 30, 1997, World Airways had outstanding $29.1 million in long-term debt and capital leases, with expected debt service and capital lease expense of $5.9 million for the six months ending December 31, 1997 and $13.3 million for the year ending December 31, 1998. In addition, World Airways has significant future long-term obligations under aircraft lease obligations relating to its aircraft.

World Airways has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of its common stock, secured borrowings, and other financings from banks and other lenders. The degree to which World Airways is leveraged could have important consequences to holders of common stock, including the following:
(i) World Airways' ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness;
(iii) World Airways' degree of leverage and related debt service obligations, as well as its obligations under operating leases for aircraft, may make it more vulnerable than some of its competitors in a prolonged economic downturn; (iv) World Airways' ability to meet its payment obligations under existing and future indebtedness, capital leases and operating leases may be limited; and (v) World Airways' financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

World Airways' cash and cash equivalents at June 30, 1997 and December 31, 1996 were $8.3 million and $7.0 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. At June 30, 1997, World Airways' current assets were $33.5 million and current liabilities were $65.3 million. World Airways has substantial long-term aircraft lease obligations with respect to its current aircraft fleet. Although there can be no assurances, World Airways believes that its existing contracts and additional business which it expects to obtain in the near term, along with its existing cash and financing arrangements and net proceeds from the proposed Offering will be sufficient to allow World Airways to meet its cash requirements related to debt service and the operating and capital requirements for its continuing operations for the next 12 months.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. As of June 30, 1997, World Airways had purchased 770,000 shares of common stock at an aggregate cost of approximately $7.8 million pursuant to such program. WorldCorp and World Airways are currently in discussions and expect to enter into an agreement for the repurchase of up to 4.7 million common stock owned by WorldCorp. There can be no assurance that such agreement will be completed or related repurchase will be consummated.

In the event that World Airways enters into leases for additional aircraft, World Airways will need to make capital expenditures for additional spare engines and parts. No assurances can be given, however, that World Airways will obtain all of the financing required for such capital expenditures.

At June 30, 1997 InteliData had $24.3 million in cash, cash equivalents and short-term investments. InteliData has generated operating losses since its inception. InteliData's smart telephone and home banking products and services are subject to the risks inherent in the marketing and development of new products. The market for these products and services is relatively new and is characterized by rapid technological change, evolving standards, changes in end-user requirements and frequent new product introductions and enhancements. However, the acquisition of Colonial Data has provided InteliData with established product lines and sales channels in large telecommunications markets. The industry for InteliData's products and services is intensely competitive. InteliData experiences direct competition from manufacturers of smart telephones, caller ID units, and cordless phones and from companies that develop transaction processing software for interactive applications and customer support services. There can be no assurance as to what level of future sales or royalties, if any, that InteliData will receive from Visa, Visa member banks and retail markets for its smart telephone and home banking products and services.

On August 12, 1997, InteliData announced its intention to purchase up to 2.0 million shares of its common stock pursuant to open market transactions. There can be no assurances as to the number of shares ultimately repurchased.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $18.4 million in cash for the six months ended June 30, 1997 compared to using $11.0 million of cash in the comparable 1996 period. The increase in cash in 1997 resulted primarily from an increase in net earnings and a decrease in accounts receivable, partially offset by a decrease in accounts payable in 1997.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $4.1 million in cash for the six months ended June 30, 1997 compared to using $4.7 million in the comparable 1996 period. In 1997, cash was used primarily for the purchase of rotable spare parts, a spare engine, and engine upgrades required for the integration of two MD-11 aircraft.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $18.3 million in cash for the six months ended June 30, 1997 compared to providing $1.1 million in the comparable 1996 period. This decrease in cash resulted primarily from an increase in repayments of the Company's net borrowings and the purchase of shares of WorldCorp's and World Airways' common stock for an aggregate cost of $0.1 million and $0.5 million, respectively, in 1997.

CAPITAL COMMITMENTS/FINANCING DEVELOPMENTS

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

As of June 30, 1997, World Airways has long-term leases for four DC10-30 aircraft. Three of the leases expire in 1998 and one expires in 2003.

In August 1995, World Airways amended its aircraft spare parts facility under the Credit Agreement to provide for a variable rate borrowing. Approximately $2.5 million of this facility was used to pay off the previously outstanding balance of the spare parts loan facility and $0.8 million was used to purchase additional spare parts for MD-11s required during the remainder of 1995. The balance of this loan facility was used to increase cash balances which were drawn down during the first half of 1995 to purchase MD-11 spare parts.

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

In January 1996, World Airways agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery. In June 1997, World Airways took delivery of the engine and signed a note for $6.3 million. The note bears interest at a rate of 8.18% and is payable over an 84-month period at approximately $48,000 per month with the balance of $2.2 million due on June 18, 2004.

As discussed above, World Airways signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, World Airways received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996. As of June 30, 1997, approximately $7.4 million had been received.

As of June 30, 1997, annual minimum payments required under World Airways's aircraft and lease obligations totaled $43.6 million for the remainder of 1997 and $84.9 million for 1998. World Airways anticipates that its total capital expenditures in 1997, which includes the spare engine, will approximate $13.0 million of which it will receive approximately $6.3 million in financing. World Airways expects that the remaining balance will be funded from its operating cash flow and proceeds from the Offering. As of June 30, 1997, World Airways held approximately $3.6 million (at book value) of aircraft spare parts currently available for sale.

Effective June 30, 1996, World Airways amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement is collateralized by certain receivables, inventory, and equipment. As of June 30, 1997, the outstanding balance of the spare parts loan was $4.0 million with no outstanding balance or available capacity on the revolving line of credit.

Under the terms of the amended Credit Agreement, World Airways is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases),
(ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends its cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1997 of more than $25.0 million or in any subsequent year of more than $15.0 million. Recently, the date that World Airways is required to pay any outstanding amounts under the line of credit was extended to December 31, 2000. The aircraft security agreement remains payable in 1999. World Airways must also maintain a certain quarterly net worth and net income (loss) requirements. While it was in compliance with these covenants at June 30, 1997, no assurances can be given that World Airways will continue to meet these covenants or, if necessary, obtain the required waivers. In addition, World Airways granted warrants to BNY in October 1996 to purchase up to 50,000 shares of common stock.

INTELIDATA
----------

InteliData's principal needs for cash in 1996 were for investments in property and equipment and to fund working capital, primarily related to inventories and accounts receivable. InteliData's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, strategic ventures, capital expenditures and the upgrade of its systems and operations. In order to meet its needs for cash over the next twelve months, InteliData will utilize cash, short-term investments and may utilize, to the extent available, funds generated from operations in the second half of 1997 through the collections of accounts receivable and sale of inventories.

InteliData maintains three credit facilities aggregating $20.0 million. The first credit agreement covers the period through May 1997 and is a revolving line of credit of $1.0 million. The second credit agreement is a $4.0 million line of credit utilized for the purpose of issuing letters of credit. The third credit agreement is a credit facility totaling $15.0 million for cash advances and letters of credit. As of June 30, 1997, there were no outstanding balances under any of these facilities.

WORLDCORP
---------

On August 29, 1996, the Company entered into a bridge loan (the "Bridge Loan") with a financial institution pursuant to which the Company borrowed $25.0 million and subsequently retired its existing 13 7/8% Subordinated Notes of the same amount. The Bridge Loan is due September 29, 1997 and earns interest of LIBOR plus 2.5%, payable monthly. Under the terms of the Bridge Loan, the borrowings are collateralized by all of the shares of World Airways and InteliData owned by WorldCorp, a first priority security interest in WorldCorp's assets, and certain cash collateral. On September 30, 1996, the Company entered into a purchase agreement (the "Purchase Agreement") which contained a series of Senior Subordinated Notes ("the Notes") totaling $10.0 million which was used to retire $10.0 million of the Bridge Loan in October 1996. The Notes are payable in three installments through September 2000, earn interest of 10%, payable semi-annually, and are included in long-term obligations at December 31, 1996. Additionally, if the Company sells any shares of InteliData common stock, 20% of the net proceeds received by the Company upon such sale will be used to prepay the then outstanding Notes. On December 31, 1996, the Company refinanced the Bridge Loan, which resulted in a decrease in the interest rate to LIBOR plus 1.75%, and reduced the cash collateral under the loan to $1.0 million. The interest rate was 7.99% at March 31, 1997. The Purchase Agreement and the Bridge Loan generally restrict the amount of stock repurchases by WorldCorp based on certain specified conditions. These borrowings also contain a number of covenants that, among other things, restrict the ability of WorldCorp to dispose of assets, make certain acquisitions of the stock of other entities, incur additional indebtedness, and make capital expenditures. The Bridge Loan also contains certain covenants which, among other things, require WorldCorp to maintain at least a 50.1% ownership of World Airways.

In the first quarter of 1997, WorldCorp entered into a $1.0 million margin loan with Scott & Stringfellow, Inc., whereby WorldCorp pledged approximately 400,000 shares of InteliData common stock which WorldCorp owns as collateral for such loan (the "Margin Loan"). As of June 30, 1997, the Company had no outstanding balance on the Margin Loan. The Bridge Loan was amended to permit this loan. In addition, the amendment stipulates that the fair market value of each share of World Airways and InteliData common stock which collateralizes the Bridge Loan must equal or exceed five dollars per share at all times. On July 31, 1997, the Company received a notice of default on the Bridge Loan, whereby the financial institution may proceed with the exercise of its rights and remedies under the loan documents and applicable law if the default is not cured within 15 days followig the date of the notice. Based on discussions with the financial institution, the Company believes that the financial institution will not exercise its rights at this time. No assurances can be given, however, that the financial institution will not exercise its rights in the future.

OTHER MATTERS

LEGAL AND ADMINISTRATIVE PROCEEDINGS

World Airways and WorldCorp (the "World Defendants") were defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation in August 1992, captioned Washington Bancorporation v. Boster et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). Under a settlement agreement, the plaintiff agreed to dismiss with prejudice the Boster Litigation against all defendants, including the World Defendants, with each party to bear its own costs. Under the settlement agreement, the World Defendants do not have any further liability in the Boster Litigation.

World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. In November 1996, as the FAA has increased its scrutiny of U.S. airlines, World Airways was assessed a preliminary fine of $810,000 in connection with certain security violations by ground handling crews contracted by World Airways for services at foreign airport locations. Under 49 U.S.C., Section 46301, any violation of pertinent provisions of 49 U.S.C. Subsection 40101 or related rules is subject to a civil penalty for each violation. Upon review of the evidence or facts and circumstances relating to the violation, the statute allows for the compromise of proposed civil penalties. The proposed penalties were imposed by the FAA in connection with recent inspections at foreign airport facilities and relate primarily to ground handling services provided by World Airways' customers in connection with their operations; specifically, the inspection procedures of its aircraft, passengers and associated cargo. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements, despite the fact that the flights in question did not originate or terminate in the United States. World Airways has taken steps to comply with the U.S. requirements and is currently working with the FAA to settle these claims and believes that any fines ultimately imposed by the FAA will not have a material adverse effect on the financial condition or results of operations of World Airways. While World Airways believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the financial condition or results of operations of World Airways.

In connection with the discontinuance of World Airways' scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future. One claim which had been filed in connection with World Airways' discontinuance of scheduled service to South Africa, and which sought approximately $37.8 million in compensatory and punitive damages, has been settled by the parties for approximately $0.7 million.

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

World Airways' aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). This contract became amendable on June 30, 1993. In May 1995, the parties reached agreement with respect to a new four-year contract. This contract was ratified in February 1996. Fewer than 12 Company employees are covered by this collective bargaining agreement.

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

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 ("FAS #128") Earnings per Share, and SFAS No. 129 ("FAS #129") Disclosure of Information About Capital Structure. FAS #128 was issued to simplify the computation of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. FAS #128 replaces primary and full diluted earnings per share with basic earnings and diluted earnings per share. FAS #129 will change some of the required disclosures about capital structure. It is not expected that these statements will have a material effect on the Company's financial statements in the future. The statements are effective for the year ended December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
     --------

    Exhibit
      No.                                  Exhibit
    -------                                -------

      3.1                    Certificate of Incorporation of          Incorporated
                             WorldCorp, Inc. dated March 16, 1987.    by reference
                             [Filed as Exhibit 3.1 to WorldCorp,
                             Inc.'s Registration Statement on
                             Form S-4 (Commission File No.
                             33012735) filed on March 19, 1987 and
                             incorporated herein by reference.]

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

      4.6                    First Supplemental Indenture dated as    Incorporated
                             of February 22, 1994 between             by reference
                             WorldCorp, Inc. and The First
                             National Bank of Boston, as Trustee.
                             (Filed as Exhibit 4.6 to WorldCorp,
                             Inc's Form S-3 Registration Statement
                             (Commission file No. 33-60247) filed
                             on June 15, 1995 and incorporated
                             herein by reference.)

      4.8                    Stock Option Agreement dated as of       Incorporated
                             April 1, 1995 between WorldCorp,         by reference
                             Inc. and Patrick F. Graham. (Filed as
                             Exhibit 4.8 to WorldCorp Inc's
                             Form S-3 Registration Statement
                             (Commission file No. 33-60247)
                             filed on June 15, 1995 and
                             incorporated herein by reference.)

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

      10.9                   Form of Assumption Agreement dated as    Incorporated
                             of June 23, 1987 among                   by reference
                             WorldCorp, Inc., World Airways, Inc.
                             and each Indemnified Party.
                             [Filed as Exhibit 10.60 to WorldCorp,
                             Inc.'s Form S-2 Registration
                             Statement (Commission File No.
                             33-1358276) filed on July 31, 1987
                             and incorporated herein by reference.]

      10.14                  Office Lease - The Hallmark Building     Incorporated
                             dated as of May 16, 1987                 by reference
                             between WorldCorp, Inc. and GT
                             Renaissance Centre Limited
                             Partnership.  (Filed as Exhibit 10.36
                             to WorldCorp, Inc.'s Annual Report
                             on Form 10-K for the fiscal year
                             ended December 31, 1989 and
                             incorporated herein by reference.)

      10.15                  Lease Amendment dated as of June 27,     Incorporated
                             1989 between WorldCorp, Inc.             by reference
                             and GT Renaissance Centre Limited
                             Partnership.  (Filed as Exhibit
                             10.37 to WorldCorp, Inc.'s Annual
                             Report on Form 10-K for the fiscal
                             year ended December 31, 1989 and
                             incorporated herein by reference.)

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


      10.17                  Warrant Agreement dated as of July       Incorporated
                             22, 1989 between WorldCorp,              by reference
                             Inc. and Charles W. Pollard.  (Filed
                             as Exhibit 10.45 to WorldCorp,
                             Inc.'s Annual Report on Form 10-K for
                             the fiscal year ended
                             December 31, 1989 and incorporated
                             herein by reference.)

      10.20                  WorldCorp, Inc. Employee Savings and     Incorporated
                             Stock Ownership Plan.  (Filed            by reference
                             as Exhibit 10.49 to WorldCorp,
                             Inc.'s Annual Report on Form
                             10-K for the fiscal year ended December
                             31, 1989 and incorporated
                             herein by reference.)

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

      10.27                  Aircraft Warranty Bill of Sale dated     Incorporated
                             as of January 15, 1991 between           by reference
                             World Airways, Inc. and First
                             Security Bank of Utah, N.A., not in
                             its individual capacity, but solely as
                             Owner Trustee.  (Filed as Exhibit
                             10.46 to WorldCorp, Inc.'s Annual
                             Report on Form 10-K for the fiscal
                             year ended December 31, 1990 and
                             incorporated herein by reference.)

      10.28                  Aircraft Lease Agreement dated as of     Incorporated
                             January 15, 1991 between World           by reference
                             Airways, Inc. and First Security Bank
                             of Utah, N.A.,  not in its
                             individual capacity, but solely as
                             Owner Trustee.  (Filed as Exhibit
                             10.47 to WorldCorp, Inc.'s Annual
                             Report on Form 10-K for the fiscal
                             year ended December 31, 1990 and
                             incorporated herein by reference.)

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

      10.33                  Aircraft Engine Lease Agreement dated    Incorporated
                             as of April 26, 1991 between             by reference
                             Terandon Leasing Corporation and
                             World Airways, Inc.  (Filed as
                             Exhibit 10.42 to WorldCorp, Inc.'s
                             Annual Report on Form 10-K for
                             the fiscal year ended December 31,
                             1991 and incorporated herein by
                             reference.)

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

      10.38                  Aircraft Lease Agreement for Aircraft    Incorporated
                             Serial Number 48518 dated as             by reference
                             of September 30, 1992 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.39                  Aircraft Lease Agreement for Aircraft    Incorporated
                             Serial Number 48519 dated as             by reference
                             of September 30, 1992 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.


      10.40                  Aircraft Lease Agreement for Aircraft    Incorporated
                             Serial Number 48520 dated as             by reference
                             of September 30, 1992 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.41                  Aircraft Lease Agreement for Aircraft    Incorporated
                             Serial Number 48633 dated as             by reference
                             of September 30, 1992 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.42                  Aircraft Lease Agreement for Aircraft    Incorporated
                             Serial Number 48631 dated as             by reference
                             of September 30, 1992 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

      10.43                  Aircraft Lease Agreement for Aircraft    Incorporated
                             Serial Number 48632 dated as             by reference
                             of September 30, 1992 between World
                             Airways, Inc. and International
                             Lease Finance Corporation.

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

      10.48                  Warrant Certificate dated as of          Incorporated
                             December 7, 1993 between WorldCorp,      by reference
                             Inc. and BNY Financial Corporation.

      10.62                  Consignment Agreement dated as of        Incorporated
                             September 30, 1993 between World         by reference
                             Airways Inc. and The Memphis Group.

      10.63                  Assignment and Assumption and Consent    Incorporated
                             and Release for Aircraft                 by reference
                             Serial Number 47818 dated as of July
                             20, 1993 among World
                             Airways, Inc., WorldCorp, Inc.,
                             McDonnell Douglas Corporation, and
                             McDonnell Douglas Finance Corporation.

      10.64                  Assignment and Assumption and Consent    Incorporated
                             and Release for Aircraft                 by reference
                             Serial Number 46999 dated as of July
                             9, 1993 among World
                             Airways, Inc., WorldCorp, Inc.,
                             McDonnell Douglas Corporation, and
                             McDonnell Douglas Finance Corporation.

      10.65                  Aircraft Lease Agreement for Aircraft    Incorporated
                             Serial Number 48458 dated as             by reference
                             of January 15, 1993 between World
                             Airways, Inc. and Wilmington
                             Trust Company/GATX Capital
                             Corporation.

      10.66                  Aircraft Lease Supplement for            Incorporated
                             Aircraft Serial Number 48458 dated as    by reference
                             of April 23, 1993 between World
                             Airways, Inc. and Wilmington Trust
                             Company/GATX Capital Corporation.

      10.67                  Aircraft Spare Parts Lease Agreement     Incorporated
                             dated as of April 15, 1993               by reference
                             between World Airways, Inc. and GATX
                             Capital Corporation.

      10.68                  Amendment No. 1 To Aircraft Lease        Incorporated
                             Agreement for Aircraft Serial            by reference
                             Number 48518 dated as of November
                             1993 between World Airways,
                             Inc. and International Lease Finance
                             Corporation.

      10.69                  Amendment No. 2 to Aircraft Lease        Incorporated
                             Agreement for Aircraft Serial            by reference
                             Number 48518 dated as of March 8,
                             1993 between World Airways,
                             Inc. and International Lease Finance
                             Corporation.


      10.70                  Assignment of Rights for Aircraft        Incorporated
                             Serial Number 48518 dated as of          by reference
                             March 8, 1993 between World Airways,
                             Inc. and International Lease
                             Finance Corporation.

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

      10.82                  Aircraft Charter Agreement dated as      Incorporated
                             of July 24, 1993 between World           by reference
                             Airways, Inc. and Malaysian Airline
                             System Berhad.

      10.85                  Return Agreement for Aircraft Serial     Incorporated
                             Numbers 47818 and 46999 dated            by reference
                             as of July 9, 1993 among World
                             Airways, Inc., WorldCorp, Inc.,
                             International Lease Finance
                             Corporation, McDonnell Douglas
                             Corporation, and McDonnell Douglas
                             Finance Corporation.


      10.861                 Acquisition Agreement Among VISA         Incorporated
                             International Service Association,       by reference
                             US Order, Inc, and WorldCorp, Inc,
                             dated as of July 15, 1994.

      10.87                  Stock Purchase Agreement by and among    Incorporated
                             World Airways, Inc.,                     by reference
                             WorldCorp, Inc., and Malaysian
                             Helicopter Services Berhad dated as
                             of October 30, 1993.

      10.88                  Stock Registration Rights Agreement      Incorporated
                             between World Airways, Inc.              by reference
                             and Malaysian Helicopter Services
                             Berhad dated as of October 30, 1993.

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

      10.90                  Amendment No. 1 to Shareholders          Incorporated
                             Agreement dated as of February 28,       by reference
                             1994, among WorldCorp, World Airways,
                             and MHS.

      10.94                  Stock Option Agreement dated as of       Incorporated
                             August 1, 1994 ("Grant Date")            by reference
                             between WorldCorp, Inc. and William
                             F. Gorog.

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

      10.98                  Agreement between World Airways, Inc.    Incorporated
                             and the International                    by reference
                             Brotherhood of Teamsters representing
                             the Cockpit Crewmembers
                             employed by World Airways, Inc. dated
                             August 15, 1994-June 30, 1998.

      10.101                 Aircraft Services Agreement dated        Incorporated
                             September 26, 1994 by and between        by reference
                             World Airways, Inc. ("World") and
                             Malaysian Airlines.

      10.102                 Freighter Services Agreement dated       Incorporated
                             October 1, 1994 by and between           by reference
                             World Airways, Inc. and Malaysian
                             Airline System Berhad.

      10.103                 World Airways, Inc. 1995 AMC Contract    Incorporated
                             F11626-94-D0027 dated                    by reference
                             October 1, 1994 between World
                             Airways, Inc. and Air Mobility
                             Command.

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

      10.107                 Amendment No. 1 to Passenger Aircraft    Incorporated
                             Services and Freighter                   by reference
                             Services Agreement dated December 31,
                             1994 by and between World
                             Airways, Inc. and Malaysian Airline
                             System Berhad.

      10.109                 Customer Agreement between WorldCorp     Incorporated
                             ESSOP and Scott &                        by reference
                             Stringfellow, Inc. dated January 11,
                             1995 for a margin loan.



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

      10.111                 Guarantee Agreement dated January 11,    Incorporated
                             1995 by WorldCorp, Inc.                  by reference
                             ("Guarantor") for the benefit of
                             Scott & Stringfellow, Inc. (the
                             "Lender").

      10.112                 Registration Rights Agreement dated      Incorporated
                             as of January 11, 1995 by and            by reference
                             between WorldCorp, Inc. and Scott &
                             Stringfellow, Inc.

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

      10.115                 Amendment No. 2 to Passenger Aircraft    Incorporated
                             Services and Freighter                   by reference
                             Aircraft Service Agreement dated
                             February 9, 1995 by and between
                             World Airways, Inc. and Malaysian
                             Airline System Berhad.

      11                     Statement on Calculation of Earnings     Filed Herewith
                             (Loss) Per Common Share.

      27                     Financial Data Schedule for the          Filed Herewith
                             quarter ended June 30, 1997.

    /1/ Confidential treatment of portions of the Agreement has been granted by the Commission. The copy filed as an exhibit omits the information subject to confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

(b)  Reports on Form 8-K

     Form 8-K dated July 14, 1997, was filed with the Securities and Exchange Commission on July 14, 1997.


                  *     *     *     *     *     *     *     *

                                                                      EXHIBIT 11
                                                                     Page 1 of 2

                       WORLDCORP, INC. AND SUBSIDIARIES
               CALCULATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                      FOR THE THREE MONTHS ENDED JUNE 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         1997            1996
                                                       -----------   -----------

Earnings (loss) from continuing operations             $      (213)  $     4,379
Loss from discontinued operations                               --       (16,897)
                                                       -----------   -----------
Net loss                                               $      (213)  $   (12,518)
                                                       ===========   ===========

PRIMARY NET EARNINGS (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE
  Continuing operations                                $     (0.01)  $      0.25
  Discontinued operations                                       --         (0.98)
                                                       -----------   -----------
  Net loss                                             $     (0.01)  $     (0.73)
                                                       ===========   ===========

PRIMARY WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

Weighted average common shares
  outstanding                                           15,008,077    16,466,695

Weighted average options and warrants
  treated as common stock equivalents                           --       749,206
                                                       -----------   -----------

Primary number of shares                                15,008,077    17,215,901
                                                       ===========   ===========

FULLY DILUTED NET LOSS PER COMMON
  AND COMMON EQUIVALENT SHARE
  Continuing operations                                $         *   $      0.24
  Discontinued operations                                        *         (0.73)
                                                       -----------   -----------
  Net loss                                             $         *   $     (0.49)
                                                       ===========   ===========

FULLY DILUTED WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

Weighted average common shares outstanding                       *    16,466,695

Weighted average options and warrants treated
  as common stock equivalents                                    *       766,249

Weighted average other dilutive securities                       *     5,877,034
                                                       -----------   -----------

Fully diluted number of shares                                   *    23,109,978
                                                       ===========   ===========

*  Fully diluted earnings per share are anti-dilutive.

                                                                      EXHIBIT 11
                                                                     Page 2 of 2

                       WORLDCORP, INC. AND SUBSIDIARIES
               CALCULATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                       FOR THE SIX MONTHS ENDED JUNE 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                          1997            1996
                                                       -----------     -----------

Earnings (loss) from continuing operations             $       496     $    (2,214)
Loss from discontinued operations                               --         (19,377)
                                                       -----------     -----------
Net earnings (loss)                                    $       496     $   (21,591)
                                                       ===========     ===========

PRIMARY NET EARNINGS (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE
  Continuing operations                                $      0.03     $     (0.14)
  Discontinued operations                                       --           (1.18)
                                                       -----------     -----------
  Net earnings (loss)                                  $      0.03     $     (1.32)
                                                       ===========     ===========

PRIMARY WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

Weighted average common shares
  outstanding                                           15,012,368      16,397,440

Weighted average options and warrants
  treated as common stock equivalents                           --              --
                                                       -----------     -----------

Primary number of shares                                15,012,368      16,397,440
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

Weighted average common shares outstanding                       *               *

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



                                 WORLDCORP, INC.



                                 By: /s/ Mark S. Lynch
                                     -------------------
                                 (Mark S. Lynch)
                                 Chief Financial Officer



Date:  August 14, 1997