Form 10-Q
period 1997-09-30
WORLDCORP INC
filed 1997-11-14
CIK 811664

                                                                  CONFORMED COPY
================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                           ________________________



                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    ______________________________________



   For the Quarter ended: SEPTEMBER 30, 1997 Commission File Number 1-5351



                                WORLDCORP, INC.
            (Exact name of registrant as specified in its charter)



                              DELAWARE94-3040585
        (State of incorporation)(I.R.S. Employer Identification Number)

             13873 Park Center Road, Suite 490, Herndon, VA  20171
                   (Address of Principal Executive Offices)
                                (703) 834-9200
                       (Registrant's telephone  number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No ______
    ------

The number of shares of the registrant's Common Stock outstanding on November 7, 1997 was 14,267,245.


================================================================================

                                WORLDCORP, INC.

                 SEPTEMBER 1997, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets, September 30,
               1997 and December 31, 1996...................................  3

               Condensed Consolidated Statements of Operations,
               Three months ended September 30, 1997 and 1996...............  5

               Condensed Consolidated Statements of Operations,
               Nine months ended September 30, 1997 and 1996................  7

               Condensed Consolidated Statement of Changes in Common
               Stockholders' Deficit, Nine months ended September 30, 1997..  9

               Condensed Consolidated Statements of Cash Flows,
               Nine months ended September 30, 1997 and 1996................ 10

               Notes to Condensed Consolidated Financial Statements......... 11

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 16

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K............................. 34

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (IN THOUSANDS)

                                                       (unaudited)
                                                      September 30,     December 31,
                                                          1997              1996
                                                     ---------------    ------------
CURRENT ASSETS
 Cash and cash equivalents, including restricted
    cash of $447 at December 31, 1996                       $ 8,665        $  12,462

 Restricted cash and short-term investments                      --            2,047

 Trade accounts receivable, less allowance for
    doubtful accounts of $413 at December 31, 1996               --           15,460

 Other receivables                                              201            4,667

 Due from affiliate, net                                         --            4,181

 Prepaid expenses and other current assets                      869            8,314

 Assets held for sale                                            --              500
                                                            -------         --------

   Total current assets                                       9,735           47,631
                                                            -------         --------

ASSETS HELD FOR SALE                                             --            3,425

EQUIPMENT AND PROPERTY
 Flight and other equipment                                   3,103           75,191
 Equipment under capital leases                                 173           11,639
                                                            -------         --------
                                                              3,276           86,830
 Less accumulated depreciation and amortization               2,988           21,357
                                                            -------         --------

   Net equipment and property                                   288           65,473
                                                            -------         --------

LONG-TERM OPERATING DEPOSITS                                     --           15,951

INVESTMENT IN AFFILIATES                                     11,490           36,299

OTHER ASSETS AND DEFERRED CHARGES, NET                        1,710            5,145

INTANGIBLE ASSETS, NET                                          913            1,072
                                                            -------         --------

   TOTAL ASSETS                                             $24,136        $ 174,996
                                                            =======         ========

                       WORLDCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                 LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                       (IN THOUSANDS EXCEPT SHARE DATA)


                                                                   (unaudited)
                                                                  September 30,   December 31,
                                                                       1997           1996
                                                                  -------------   ------------
CURRENT LIABILITIES
 Notes payable                                                        $      --       $ 26,386
 Current maturities of long-term obligations                             10,034          9,990
 Accounts payable                                                           218         24,339
 Net liabilities of discontinued operations                                  --          1,834
 Unearned revenue                                                            --          3,046
 Accrued maintenance in excess of reserves paid                              --          9,770
 Due to affiliates                                                          384             --
 Accrued salaries and wages                                                 588         10,344
 Accrued interest                                                         1,706            981
 Accrued taxes                                                               81          1,249
                                                                      ---------       --------
   Total current liabilities                                             13,011         87,939
                                                                      ---------       --------

LONG-TERM OBLIGATIONS, NET                                               64,740        104,804

OTHER LIABILITIES
 Deferred gain from sale leaseback transactions, net of
   accumulated amortization of $19,099 as of December 31, 1996               --          6,252
 Accrued postretirement benefits                                             --          2,545
 Accrued maintenance in excess of reserves paid                              --          6,867
 Other                                                                       --          3,378
                                                                      ---------       --------
   Total other liabilities                                                   --         19,042
                                                                      ---------       --------

   TOTAL LIABILITIES                                                     77,751        211,785
                                                                      ---------       --------

MINORITY INTEREST                                                            --          3,548

COMMON STOCKHOLDERS' DEFICIT
 Common stock, $1 par value, (60,000,000 shares authorized,
   16,636,407 shares issued and 14,763,641 shares outstanding at September 30, 1997 and 16,617,031 shares issued and
   15,020,265 shares outstanding at December 31, 1996)                   16,636         16,617
 Additional paid-in capital                                              43,673         43,824
 Deferred compensation                                                     (351)          (591)
 Accumulated deficit                                                   (104,989)       (91,366)
 ESOP guaranteed bank loan                                                   --           (805)
 Treasury stock, at cost (1,872,766 shares at September 30,
   1997 and 1,596,766 shares at December 31, 1996)                       (8,584)        (8,016)
                                                                      ---------       --------

   TOTAL COMMON STOCKHOLDERS' DEFICIT                                   (53,615)       (40,337)
                                                                      ---------       --------

 COMMITMENTS AND CONTINGENCIES

   TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
    DEFICIT                                                           $  24,136       $174,996
                                                                      =========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                         1997       1996
                                                                       ---------  --------
OPERATING REVENUES
  World Airways                                                        $ 55,416   $75,397
  US Order                                                                   --     1,064
                                                                       --------   -------
    Total operating revenues                                             55,416    76,461
                                                                       --------   -------

OPERATING EXPENSES
  World Airways:
    Flight                                                               14,778    16,911
    Maintenance                                                          10,103    13,855
    Aircraft costs                                                       15,667    18,982
    Fuel                                                                  4,957     6,628
    Flight operations subcontracted to other carriers                       118     4,809
    Promotions, sales and commissions                                     2,256     2,000
    Depreciation and amortization                                         1,464     2,055
    General and administrative                                            4,010     6,441
                                                                       --------   -------
    Total operating expenses - World Airways                             53,353    71,681
                                                                       --------   -------
  US Order:
    Total operating expenses - US Order                                      --     9,520
                                                                       --------   -------
  WorldCorp:
    General and administrative                                              520       998
                                                                       --------   -------
    Total operating expenses                                             53,873    82,199
                                                                       --------   -------

OPERATING INCOME (LOSS)                                                   1,543    (5,738)
                                                                       --------   -------

OTHER INCOME (EXPENSE)
  Interest expense                                                       (2,420)   (3,068)
  Interest income                                                           402       840
  Equity in earnings (loss) of affiliates, net                          (22,393)       --
  Gain on sale of subsidiary's stock                                     17,615        --
  Gain (loss) on issuances (purchases) of equity by affiliates, net      (8,457)    1,903
  Other, net                                                                272      (520)
                                                                       --------   -------
    Total other expense                                                 (14,981)     (845)
                                                                       --------   -------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY INTEREST                             (13,438)   (6,583)

INCOME TAX EXPENSE                                                           --      (180)

MINORITY INTEREST                                                          (681)    2,616
                                                                       --------   -------

LOSS FROM CONTINUING OPERATIONS                                         (14,119)   (4,147)
                                                                       --------   -------

LOSS FROM DISCONTINUED OPERATIONS BEFORE
  MINORITY INTEREST                                                          --       180

MINORITY INTEREST                                                            --       (73)
                                                                       --------   -------

DISCONTINUED OPERATIONS                                                      --       107
                                                                       --------   -------

NET LOSS                                                               $(14,119)  $(4,040)
                                                                       ========   =======
                                                                               (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (CONTINUED)
                                  (UNAUDITED)

                                                      1997           1996
                                                    --------       --------
PRIMARY NET LOSS PER COMMON
 AND COMMON EQUIVALENT SHARE

 Continuing operations                              $ (0.94)       $ (0.24)
 Discontinued operations                                 --           0.01
                                                      -----          -----
 Net loss                                           $ (0.94)       $ (0.23)
                                                      ======         ======

FULLY DILUTED NET LOSS PER COMMON
 AND COMMON EQUIVALENT SHARE

 Continuing operations                              $     *        $     *
 Discontinued operations                                  *              *
                                                      -----          -----
 Net loss                                           $     *        $     *
                                                      =====          =====

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING

 Primary                                         14,988,934     17,214,199
                                                 ==========     ==========
 Fully diluted                                            *              *
                                                      =====          =====

*  Fully diluted earnings per share are anti-dilutive.

     See accompanying Notes to Condensed Consolidated Financial Statements

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                        1997        1996
                                                                      ---------   --------
OPERATING REVENUES
  World Airways                                                        $216,092   $227,270
  US Order                                                                   --      2,938
                                                                       --------   --------
     Total operating revenues                                           216,092    230,208
                                                                       --------   --------

OPERATING EXPENSES
  World Airways:
    Flight                                                               47,892     50,193
    Maintenance                                                          44,698     44,348
    Aircraft costs                                                       65,046     60,434
    Fuel                                                                 10,660     14,698
    Flight operations subcontracted to other carriers                     2,367     12,822
    Promotions, sales and commissions                                     6,919      5,634
    Depreciation and amortization                                         5,795      5,949
    General and administrative                                           17,818     17,530
                                                                       --------   --------
     Total operating expenses - World Airways                           201,195    211,608
                                                                       --------   --------
  US Order:
     Total operating expenses - US Order                                     --     16,544
                                                                       --------   --------
  WorldCorp:
    General and administrative                                            1,844      3,018
                                                                       --------   --------
     Total operating expenses                                           203,039    231,170
                                                                       --------   --------

OPERATING INCOME (LOSS)                                                  13,053       (962)
                                                                       --------   --------

OTHER INCOME (EXPENSE)
  Interest expense                                                       (8,045)    (8,878)
  Interest income                                                           831      2,807
  Equity in earnings (loss) of affiliates, net                          (23,163)        --
  Gain on sale of subsidiary's stock, net                                17,615         --
  Gain (loss) on issuances (purchases) of equity by affiliates, net      (8,854)     1,729
  Other, net                                                                 68     (1,090)
                                                                       --------   --------
     Total other expense                                                (21,548)    (5,432)
                                                                       --------   --------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY INTEREST                              (8,495)    (6,394)

INCOME TAX EXPENSE                                                         (350)      (495)

MINORITY INTEREST                                                        (4,778)       529
                                                                       --------   --------

LOSS FROM CONTINUING OPERATIONS                                         (13,623)    (6,360)
                                                                       --------   --------

LOSS FROM DISCONTINUED OPERATIONS BEFORE
   MINORITY INTEREST                                                         --    (32,525)

MINORITY INTEREST                                                            --     13,254
                                                                       --------   --------
LOSS FROM DISCONTINUED OPERATIONS                                            --    (19,271)
                                                                       --------   --------

NET LOSS                                                               $(13,623)  $(25,631)
                                                                       ========   ========
                                                                                (Continued)

                       WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (CONTINUED)
                                  (UNAUDITED)


                                                                                     1997               1996
                                                                                -----------         ------------
PRIMARY NET LOSS PER COMMON
 AND COMMON EQUIVALENT SHARE

 Continuing operations                                                           $    (0.91)          $    (0.39)
 Discontinued operations                                                                 --                (1.17)
                                                                                 ----------           ----------
 Net loss                                                                        $    (0.91)          $    (1.56)
                                                                                 ==========           ==========

FULLY DILUTED NET LOSS PER
 COMMON AND COMMON EQUIVALENT SHARE

 Continuing operations                                                           $        *           $        *
 Discontinued operations                                                                  *                    *
                                                                                 ----------           ----------
 Net loss                                                                        $        *           $        *
                                                                                 ==========           ==========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING

 Primary                                                                         15,004,837           16,447,127
                                                                                 ==========           ==========
 Fully diluted                                                                            *                    *
                                                                                    =======              =======

*  Fully diluted earnings per share are anti-dilutive.

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                          Employee
                                                                                        Stock Owner-                  Total
                                              Additional                                  ship Plan    Treasury       Common
                                     Common     Paid-in      Deferred     Accumulated    Guaranteed     Stock,    Stockholders'
                                      Stock     Capital    Compensation     Deficit       Bank Loan     at cost      Deficit
                                     -------  -----------  -------------  ------------  -------------  ---------  --------------
BALANCE AT
  DECEMBER 31, 1996                  $16,617     $43,824          $(591)    $ (91,366)         $(805)   $(8,016)       $(40,337)

Issuance of stock                         19          49             --            --             --         --              68

Employee Stock Ownership Plan
  guaranteed bank loan                    --          --             --            --            805         --             805

Amortization of deferred
  compensation                            --          --             40            --             --         --              40

Cancellation of options
  previously granted                      --        (200)           200            --             --         --              --

Purchase of common stock, at cost         --          --             --            --             --       (568)           (568)

Net loss                                  --          --             --       (13,623)            --         --         (13,623)
                                     -------  ----------   ------------   -----------   ------------   --------        --------
BALANCE AT
  SEPTEMBER 30, 1997                 $16,636     $43,673          $(351)    $(104,989)         $  --    $(8,584)       $(53,615)
                                     =======  ==========   ============   ===========   ============   ========        ========

       See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           1997       1996
                                                                         ---------  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                               $ 12,462   $ 74,443

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  (13,623)   (25,631)
Adjustments to reconcile net loss to cash
 provided (used) by operating activities:
 Depreciation and amortization                                              6,143      6,907
 Deferred gain recognition                                                   (704)      (794)
 Gain on sale of subsidiary's stock                                       (17,615)        --
 (Gains) losses on (issuances) purchases of equity by affiliates, net       8,854     (1,729)
 Minority interest in earnings (loss) of subsidiaries                       4,778    (13,768)
 Equity in loss of affiliates, net                                         23,163         --
 Equity in loss in investee of subsidiary                                      --      1,431
 Issuance of warrants to a non-affiliate                                       --        347
 In-process research and development from acquired company                     --      4,914
 Gain on sale of equipment and property                                      (299)      (504)
 Deferred compensation expense                                                 40        230
 Loss on disposal of discontinued operations                                   --      7,641
 Other                                                                        479        (11)
 Changes in certain assets and liabilities, net of
   effects of non-cash transactions:
   Decrease (increase) in accounts receivable                               8,091     (7,402)
   Decrease (increase) in restricted short-term investments                   941       (668)
   Decrease in deposits, prepaid expenses and other assets                  3,630      2,999
   Increase in accounts payable, accrued
    expenses and other liabilities                                            614     17,872
   Increase (decrease) in unearned revenue                                  1,693    (10,233)
   Increase in air traffic liability                                           --       (192)
                                                                         --------   --------
 Net cash provided (used) by operating activities                          26,185    (18,591)
                                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                        (4,155)   (11,257)
Proceeds from disposal of equipment and property                              946      1,353
Cash of World Airways at date of common stock repurchase (Note 6)         (58,050)        --
Debt issuance costs                                                        (2,016)      (225)
                                                                         --------   --------
 Net cash used by investing activities                                    (63,275)    (9,982)
                                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in line of credit borrowing arrangement, net          (12,226)     2,497
Issuance of debt                                                           50,000     40,884
Repayment of debt                                                         (27,124)   (37,518)
Proceeds from stock transactions                                               --      1,499
Proceeds from sale of subsidiary's stock, net                              23,687         --
Proceeds from purchases of equity by affiliates, net                           --        776
Purchase of common stock                                                     (568)        --
Purchase of common stock of subsidiary                                       (476)        --
                                                                         --------   --------
 Net cash provided by financing activities                                 33,293      7,913
                                                                         --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (3,797)   (20,660)
                                                                         --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  8,665   $ 53,783
                                                                         ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of September 30, 1997, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, the condensed consolidated statements of changes in common stockholders' deficit for the nine months ended September 30, 1997 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year.

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

   Prior to September 18, 1997, these financial statements contain the historical results of World Airways, Inc. ("World Airways"). On September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from the Company for approximately $24.7 million in cash (the "Purchase")(see Note 6). As a result of the Purchase, the Company's ownership percentage in World Airways was reduced to 46.3% and, as such, beginning September 18, 1997, WorldCorp reports its share of World Airways' net assets and results of operations under the equity method of accounting.

   The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1996.

2. As mentioned above, WorldCorp's ownership in World Airways is approximately 46.3%. The Company's consolidated results for the three and nine months ended September 30, 1997 and 1996 include the results of World Airways for the period prior to the Purchase. Following the Purchase, the Company reports its proportionate share of World Airways' financial results using the equity method of accounting.

   Summarized financial information of World Airways is as follows (in thousands):


                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                 --------------------------------  --------------------------------
                                      1997             1996              1997              1996
                                    ---------        ---------        ----------        ----------
  Results of operations:
     Revenues                         $79,924          $75,397          $240,600          $227,270
     Operating expenses                75,401           71,681           223,243           211,608
     Operating income                   4,523            3,716            17,357            15,662
     Earnings from continuing
       operations                       3,726            2,909            14,392            13,681
     Net earnings (loss)                3,726            3,089            14,392           (18,844)

                                September 30,  December 31,
                                   1997           1996
                               -------------  ------------
  Financial position:
     Current assets                  $49,342       $39,091
     Non-current assets               94,247        87,066
     Current liabilities              54,864        68,647
     Non-current liabilities          90,699        49,148

3. As mentioned above, WorldCorp's ownership interest in InteliData is approximately 29.4%. The Company's consolidated results for the three and nine months ended September 30, 1997 and 1996 include the results of US Order for the period prior to the Merger. Following the Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting.

  Summarized financial information of InteliData is as follows (in thousands):

                                Three Months Ended September 30,   Nine Months Ended September 30,
                               ----------------------------------  --------------------------------
                                       1997              1996                1997           1996
                                    -----------      -----------          -----------  -----------
  Results of operations:
     Revenues                         $ 11,708           $ 1,063           $ 50,135       $  2,937
     Cost of revenues                    9,558               703             35,705          1,975
     Gross profit                        2,150               360             14,430            962
     Operating loss                    (78,859)           (8,451)           (84,240)       (13,629)
     Net loss                          (79,178)           (8,524)           (81,850)       (13,718)

                                                                         September 30,  December 31,
                                                                             1997          1996
                                                                         -----------   ------------
  Financial position:
     Current assets                                                         $48,302       $ 82,989
     Non-current assets                                                       8,406         60,757
     Current liabilities                                                     13,690         19,457
     Non-current liabilities                                                     --             --

   On August 12, 1997, InteliData announced its intention to purchase up to 2.0 million shares of its common stock pursuant to open market transactions. As of September 30, 1997, InteliData had purchased 681,500 shares of its common stock for an aggregate cost of $2.1 million.

4. In July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following:
   $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which would not be utilized in its operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. World Airways has incurred approximately $21.2 million of these costs through
   September 30, 1997.   World Airways does not expect to incur any additional
   costs relating to scheduled service operations.   In connection with the
   discontinuance of its scheduled service operations, World Airways was subject to claims by various third parties and may be subject to further claims in the future (see Note 12).

5. On August 26, 1997, World Airways completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures are unsecured obligations, convertible into shares of World Airways common stock at $8.90 per share, and subordinated to all present and future senior indebtedness of World Airways. World Airways' intended use of the net proceeds of the Offering is to repurchase approximately 4.0 million shares of its common stock, repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, World Airways repaid approximately $3.8 million as full settlement of an outstanding spare parts loan. Failure by World Airways to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures constitutes a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require World Airways to repurchase such holder's Debentures at 100% of their principal amount, plus accrued interest (the "Repurchase Event"). The ability of World Airways to repurchase the Debentures upon a Repurchase Event will be dependent on its ability to raise sufficient funds through additional borrowings or equity sales and compliance with applicable securities laws. Accordingly, there can be no assurance that World Airways will be able to repurchase the Debentures upon a Repurchase Event.

6. In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of September 30 , 1997, world Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.8 million pursuant to such program.

    In connection with the above-mentioned Offering, World Airways and the Company entered into an agreement (the "Agreement") for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. Discussions with MHS Berhad ("MHS") following the Offering could have an impact on the number of shares of common stock ultimately repurchased from WorldCorp. MHS has certain rights under a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and World Airways. This agreement includes a provision that provides that if WorldCorp were to dispose of its holdings in World Airways with the result that WorldCorp's ownership interest in World Airways falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. As a result of the repurchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS has the right to sell 773,000 shares of common stock. Accordingly, WorldCorp, MHS and World Airways have engaged in preliminary discussions as to the potential repurchase of common stock owned by MHS. The Company anticipates that these discussions will continue, although there can be no assurance that these discussions will result in any stock repurchases from MHS. Should MHS not exercise its right to sell the 773,000 shares of common stock, World Airways currently intends to repurchase the shares from WorldCorp.

    The Company used a portion of the proceeds from the sale of the World Airways shares to pay the balance of a $15.0 million loan from a financial institution which matured on September 29, 1997.

7. World Airways reached a settlement in September 1997 with its engine manufacturer for reimbursements related to disputed spare engine lease charges. As a result of this settlement, World Airways reversed aircraft costs of approximately $2.4 million, consisting of lease expenses of approximately $0.9 million and $1.5 million originally recorded in 1996 and the first six months of 1997, respectively.

8. World Airways was recently informed that Malaysian Airline System Berhad ("Malaysian Airlines" or "MAS") received notice from the Malaysian Hadj Board that MAS will not participate in the 1998 Hadj pilgrimage. Notwithstanding, MAS has assured World Airways that it will honor its contractual obligations. For the nine months ended September 30, 1997, World Airways received approximately $17.0 million in revenues as a result of aircraft provided to MAS for 1997 Hadj operations.

9. In October 1997, one of World Airways' MD-11 aircraft was damaged upon its landing in Montevideo, Uruguay. The aircraft is expected to be out of service for approximately two months while certain repairs are made. World Airways expects insurance to cover repair and certain related costs, but expects that its loss of revenues that would have been generated by the aircraft's use will have an adverse effect on its financial condition and results of operations for the fourth quarter of 1997.

10. InteliData recently announced a strategic repositioning of its telecommunications division and, accordingly, recorded an unusual charge of $69.1 million during the quarter ended September 30, 1997. Formerly called "Consumer Telecommunications," the division is now named "Telecommunications Solutions." InteliData reorganized its telecommunications division to focus its efforts in two areas: acquiring, upgrading and retaining customers for telephone companies and marketing products and services to the growing Small Office Home Office ("SOHO") market.

    InteliData recorded a non-cash $11.3 million write-down on its product inventory, of which the majority was related to Caller ID products manufactured in 1995 and 1996. The company intends to seek multiple-factory direct overseas manufacturing contracts that it hopes will allow for the cost-effective use of Caller ID adjuncts in telco programs. InteliData intends to focus its research and development resources on higher-margin products and services, including integrated and multiline telephone products.

    InteliData recorded a non-cash, $49.2 million write-down in its intangible assets, primarily goodwill associated with the Colonial Data merger completed in November 1996. InteliData believes that the Caller ID adjunct market changed significantly, with "give-away" promotional programs from the telcos virtually eliminating retail sales, leading telcos to focus their purchasing criteria on price alone.

    InteliData recorded a one-time cash charge of $2.4 million to cover costs associated with a 15% workforce reduction. In addition, InteliData recorded a $3.7 million reserve against collection of an $11.7 million past due account receivable from a joint venture between a subsidiary of InteliData and a marketing services company. InteliData has filed suit seeking collection of the full amount owed. No assurances can be given concerning the outcome of this litigation. InteliData also wrote-off an advertising credit of approximately $2.5 million carried on its balance sheet from a 1993 transaction with a former investor. InteliData can provide no assurances that its recent strategic and financial re-structuring will make the company profitable in the future.

11. The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, which have not paid dividends on common stock since 1992. At September 30, 1997, World Airways has a working capital deficit of $5.5 million and has substantial debt and lease commitments. At September 30, 1997, InteliData has working capital of $34.6 million, with no long-term debt. World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their respective businesses and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

    As of September 30, 1997, WorldCorp holds $8.7 million in cash and cash equivalents. As of such date, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $2.3 million for the remainder of 1997 and $7.6 million in 1998.

    In order to meet these obligations and its general and administrative costs, the Company must use its existing cash and either enter into new financing arrangements with commercial banks or other institutions, sell shares of World Airways or InteliData, or issue additional debt or equity. Because neither World Airways nor InteliData is a dividend paying company, and WorldCorp is a holding company with no operating activities, WorldCorp may be unable to obtain either commercial bank or other institutional debt financing, and the capital markets may not be receptive to further issuances by the Company of additional debt or equity. Accordingly, WorldCorp may be entirely dependent upon sales of its interest in World Airways and InteliData in order to meet its financial obligations.

    The Company's ability to meet its financial obligations, therefore, is highly dependent upon the market price of World Airways and InteliData common stock, factors which are beyond the Company's control. World Airways, an aviation company, is in a cyclical industry. InteliData, a technology company, is in a highly competitive industry where wide fluctuations in the market price for a company's stock are common. If the market price of World Airways' or InteliData's common stock does not increase, it would impair the Company's ability to repay the principal on its long-term debt at such time as the maturities on these obligations become due.

    In addition, the Company is a party to an Indenture covering $10 million of 10% Senior Subordinated Notes due September 30, 2000 (the "Notes"). Sinking fund payments equal to 20% of the then outstanding principal balance are required to be made on each of September 30, 1998 and September 30, 1999. The Indenture contains a mandatory prepayment provision that requires the Company to prepay 50% of the outstanding Notes within 60 days after the end of any fiscal quarter in which the Company's Asset Value (defined to include the market value of the common stock of World Airways and InteliData beneficially owned by the Company plus the value of all of the Company's other tangible assets) is less than $70.0 million. The Company is required to prepay all of the outstanding Notes within 60 days after the end of any fiscal quarter in which the Company's Asset Value is less than $50.0 million. The Company calculated its Asset Value for Indenture purposes to be approximately $72.0 million at September 30, 1997. Further declines in the share price of World Airways' and InteliData's common stock could trigger either one of these mandatory prepayment requirements, which would materially adversely affect the Company's cash position and which could materially, adversely impair the Company's ability to meet both its current and long-term obligations. The stock prices for World Airways and InteliData have declined since September 30 and there can be no assurances that the Company's Asset Value will be sufficient to avoid a partial or full mandatory prepayment 60 days after year-end or other subsequent periods. Based on the repayment terms of the Notes described above, and the resulting uncertainty regarding the maturity date, the Company has classified the outstanding balance of the Notes as a current liability as of September 30, 1997.

    The Company cannot provide any assurances that it will be able to obtain in any sales transaction the fair market value price for the World Airways and InteliData common stock it owns. The Company's financial condition may cause it to have to sell World Airways and/or InteliData common stock at times, prices and amounts which depress the stock price of World Airways and/or InteliData.

    Finally, to the extent that the Company sells its assets to meet current debt service obligations, the Company has fewer resources available to permit it to repay its long-term obligations at maturity. Therefore, although management believes that the Company has sufficient capital resources to meet its obligations over the next 12 months, the Company can provide no assurances at this time that it has, or will have, sufficient capital resources to meet its obligations beyond such time. At September 30, 1997, based on quoted market prices, the market value of the Company's 3,702,586 shares of World Airways and 9,179,273 shares of InteliData approximated $29.6 million and $27.5 million, respectively. The quoted market prices of these shares have declined since September 30, 1997.

    In 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. As of November 7, 1997, the Company had purchased 2,116,000 shares of its common stock for an aggregate cost of $9.2 million. The Company intends to make repurchases from time to time as circumstances and its financial condition permit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its condensed consolidated financial statements. These statements primarily include the accounts of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. On September 18, 1997, World Airways purchased 3,227,000 shares of
its common stock from WorldCorp (the "Purchase").    At September 30, 1997,
WorldCorp and MHS owned 3,702,586 shares, or 46.3%, and 1,990,000 shares, or 24.9%, respectively, of World Airways' outstanding common stock. The remaining balance was publicly traded. Following the Purchase, on September 18, 1997, the Company reports its proportionate share of World Airways' results of operations using the equity method of accounting.

On August 26, 1997, World Airways completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures are unsecured obligations, convertible into shares of World Airways common stock at $8.90 per share, and subordinated to all present and future senior indebtedness of World Airways. World Airways' intended use of the net proceeds of the Offering is to repurchase approximately
4.0 million shares of its common stock, repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, World Airways repaid approximately $3.8 million as full settlement of an outstanding spare parts loan. Failure by World Airways to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures constitutes a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require World Airways to repurchase such holder's Debentures at 100% of their principal amount, plus accrued interest (the "Repurchase Event"). The ability of World Airways to repurchase the Debentures upon a Repurchase Event will be dependent on its ability to raise sufficient funds through additional borrowings or equity sales and compliance with applicable securities laws. Accordingly, there can be no assurance that World Airways will be able to repurchase the Debentures upon a Repurchase Event.

In connection with the above-mentioned Offering, World Airways and the Company entered into an agreement (the "Agreement") for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. Discussions with MHS Berhad ("MHS") following the Offering could have an impact on the number of shares of common stock ultimately repurchased from WorldCorp. MHS has certain rights under a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and World Airways. This agreement includes a provision that provides that if WorldCorp were to dispose of its holdings in World Airways with the result that WorldCorp's ownership interest in World Airways falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. As a result of the repurchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS has the right to sell 773,000 shares of common stock. Accordingly, WorldCorp, MHS and World Airways have engaged in preliminary discussions as to the potential repurchase of common stock owned by MHS. The Company anticipates that these discussions will continue, although there can be no assurance that these discussions will result in any stock repurchases from MHS. Should MHS not exercise its right to sell the 773,000 shares of common stock, World Airways currently intends to repurchase the shares from WorldCorp.

The Company used a portion of the proceeds from the sale of the World Airways shares to pay the balance of a $15.0 million loan from a financial institution which matured on September 29, 1997.

WorldCorp also had an ownership interest in US Order, Inc. ("US Order"), a company which provided products and services for two markets: home banking and smart telephones. In August 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data would be merged with and into a new public company, InteliData Technologies Corporation ("InteliData"). Pursuant to this Merger, which was consummated on November 7, 1996, InteliData became the successor corporation to US Order. The Merger was treated as a purchase of Colonial Data by US Order. InteliData concentrates on three markets: (1) telecommunications solutions; (2) electronic commerce; and (3) interactive services. Following this Merger, the Company reports its proportionate share of InteliData's results of operations using the equity method of accounting. At September 30, 1997, WorldCorp owned 9,179,273 shares of InteliData, or a ownership interest of approximately 29.4%.

In 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. As of November 7, 1997, the Company had purchased 2,116,000 shares of its common
stock for an aggregate cost of $9.2 million.   The Company intends to make
repurchases from time to time as circumstances and its financial condition permit.

The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions in the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's status as a holding company, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. For a complete discussion of these and other risks and uncertainties, please refer to the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

OVERVIEW

WorldCorp owns positions in companies that operate in two distinct business areas. World Airways (Nasdaq:WLDA) provides worldwide passenger and cargo air transportation to major international airlines, the U.S. Air Force, and international tour operators, with a fleet of MD-11 and DC10-30 aircraft. InteliData (Nasdaq:INTD) concentrates on three markets: (1) telecommunications solutions; (2) electronic commerce; and (3) interactive services.

The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, neither of whom intend to pay dividends in the foreseeable future. As of September 30, 1997, WorldCorp has substantial parent company debt service obligations. In order to meet these obligations and its general and administrative costs in 1998, the Company must use its existing cash and either sell shares of World Airways or InteliData, or issue additional debt or equity.

WORLD AIRWAYS
-------------

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. World Airways' passenger and freight operations employ 12 wide-body aircraft which are operated under contracts, primarily with Pacific Rim airlines. These contracts generally require World Airways to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while its customers are responsible for a large portion of the other operating expenses,
including fuel.   World Airways' airline customers have determined that
outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offer greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is the one of the largest single supplier of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

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

As is common in the air transportation industry, World Airways has relatively high fixed aircraft costs. World Airways operates a fleet of eight MD-11 and four DC10-30 wide-body aircraft and, while it believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, its MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to World Airways' financial results. In addition to fixed aircraft costs, a portion of World Airways' labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

SIGNIFICANT CUSTOMER RELATIONSHIPS

World Airways' business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. For the first nine months of 1997, these customers provided approximately 23%, 34%, 13% and 22%, respectively, of World Airways' revenues and 25%, 36%, 13% and 14%, respectively, of total block hours. In 1996, these customers provided approximately 34%, 15%, 13%, and 25%, respectively, of World Airways' revenues and 42%, 17%, 14%, and 17%, respectively, of total block hours flown from continuing operations.

Malaysian Airlines.  World Airways has provided wet lease services to Malaysian
------------------
Airlines ("MAS") since 1981, providing wet lease services for MAS's scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owned 24.9% of World Airways as of September 30, 1997, also owns 29.1% of MAS. In 1997, World Airways entered into a new 32-month agreement for year-round operations (including the Hadj) with MAS whereby World Airways will provide two passenger aircraft with cockpit crews, maintenance and insurance to MAS's newly-formed charter division through May 1999. World Airways provided three aircraft for 1997 Hadj operations.

World Airways was recently informed that MAS received notice from the Malaysian Hadj Board that MAS will not participate in the 1998 Hadj pilgrimage. Notwithstanding, MAS has assured World Airways that MAS will honor its contractual obligations to World Airways, described above. For the nine months ended September 30, 1997, World Airways received approximately $17.0 million in revenues as a result of aircraft provided to MAS for 1997 Hadj operations.

World Airways has a long-term contract to operate three MD-11 cargo aircraft for MAS. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract. World Airways and MAS are currently discussing the future redeployment of these aircraft back into MAS's operations in order to meet the contracts' original obligations. World Airways can provide no assurances, however, that it will, in fact, be able to do so. Revenues associated with these contractual obligations are included in World Airways' backlog amount included herein.

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

Philippine Airlines. World Airways presently operates two MD-11 passenger
-------------------
aircraft for Philippine Airlines under an agreement with high minimum monthly utilization levels. Philippine Airlines, however, is experiencing financial difficulties, and since March 1997 had been making monthly lease payments to World Airways on an installment basis according to a payment plan agreed to by World Airways and Philippine Airlines at the beginning of each month. On July 11, 1997, World Airways agreed to shift two of the four MD-11s originally operating for Philippine Airlines to other customers during the third quarter. As of September 30, 1997, Philippine Airlines is in compliance with its agreements with World Airways and has reconfirmed its commitment to operate the remaining two MD-11s currently in its fleet until February 1998. Failure by Philippine Airlines to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of World Airways.

VASP.  On July 3, 1997, World Airways entered a binding Memorandum of Agreement
----
with Viacao Aereo Sao Paulo ("VASP") for the lease of two MD-11 passenger aircraft for a six-month term with a six-month renewal option. World Airways is currently negotiating the terms of this lease with VASP, with commencement
anticipated no earlier than late 1997.   The loss of this agreement, a
renegotiation of its terms or a substantial reduction of business for VASP, if not replaced, could have a material adverse effect on the financial condition or results of operations of World Airways. World Airways is also leasing a cargo plane to VASP under an ACMI contract which began in June 1997.

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

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to Civil Reserve Air Fleet. World Airways utilizes such teaming arrangements to maximize the value of potential awards. World Airways leads a contractor teaming arrangement that enjoys a 51% market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, World Airways's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $73.9 million for the government's 1997-98 fiscal year. The current annual contract commenced on October 1, 1997 and expires on September 30, 1998. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

As a result of these and other contracts, World Airways had an overall contract backlog at September 30, 1997 of $353.1 million, compared to $462.0 million at September 30, 1996. Approximately $65.1 million of the backlog relates to operations during the remainder of 1997. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 63% of the backlog relates to its contracts with MAS. In addition, a significant portion of World Airways' current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, World Airways is actively seeking customers for 1998 and beyond. World Airways' financial results and financial condition would be affected adversely if it is unable to secure additional business to reduce this excess capacity.

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

UTILIZATION OF AIRCRAFT

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for World Airways to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of World Airways' existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. As mentioned above, a significant portion of World Airways' contract backlog at September 30, 1997, relates to its multi-year contracts with MAS. In addition, a significant portion of World Airways' current contracts expire near the end of 1997. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or World Airways has obtained additional ACMI contracts for the aircraft to service. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but World Airways can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

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

OPERATING LOSSES

While World Airways generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, World Airways incurred a net loss of $14.0 million, which resulted from operating losses incurred in its scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. While it generated operating income for the nine months ended September 30, 1997 of $17.4 million, there can be no assurance that World Airways will be able to continue generating operating income for the remainder of 1997 or future years.

DISCONTINUATION OF SCHEDULED SERVICE OPERATIONS

World Airways commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, World Airways generated $4.2 million in losses related to these operations. In the second quarter of 1996, World Airways expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As it was unable to operate these scheduled service operations profitably, in July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996. World Airways does not expect to incur any additional costs relating to scheduled service operations.

INTELIDATA
----------

InteliData was incorporated in order to effect the merger of US Order and Colonial Data. The Merger was announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Merger was consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. The Merger was treated as a purchase of Colonial Data by US Order. At September 30, 1997, WorldCorp's ownership in InteliData was approximately 29.4%. Following this Merger, WorldCorp reports its proportionate share of InteliData's financial results using the equity method of accounting.

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

The business of InteliData consists of the businesses previously conducted by US Order, Colonial Data and Colonial Data's subsidiaries. InteliData develops and markets products and services for the telecommunications and financial services industries through its three business divisions: telecommunications solutions, electronic commerce and interactive services.

As announced by InteliData in September 1997, InteliData formed two separate telecommunications groups within its telecommunications solutions division. One group targets the growing telecommunications needs of the small office home office ("SOHO") market, while the other group provides turnkey telco subscriber management programs for InteliData's telco customers. Historically, InteliData had focused on selling low-end Caller ID adjunct devices to telephone companies in support of their Caller ID programs. InteliData's new strategy focuses on the services side of the business, outsourcing the lower-end adjuncts and helping telcos acquire, upgrade and retain customers for Caller ID, voice mail and the network services programs.

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

On August 1, 1994, US Order entered into an Acquisition Agreement with Visa International Services Association ("Visa"), pursuant to which US Order sold its electronic banking and bill payment operations to Visa for approximately $15.0 million, the assumption of certain liabilities and the right to receive certain royalties during a 72-month period commencing January 1, 1995 (the "Acquisition Agreement"). Visa subsequently licensed certain of its rights under the Acquisition Agreement to Visa Interactive. In connection with Integrion Financial Network, LLC's ("Integrion") acquisition of substantially all of the assets of Visa Interactive, including Visa Interactive's license to Integrion to use the Bill-Pay System, effective September 30, 1997, InteliData entered into a Settlement Agreement with Visa and Visa Interactive whereby InteliData received $5.0 million as a non-refundable prepayment for any royalty payments otherwise owed to InteliData from Visa's domestic licensees, including Integrion, until August 22, 1999. Thereafter, and until the expiration of the Acquisition Agreement on December 31, 2000, InteliData shall receive all royalty payments otherwise due to InteliData from Visa's domestic licensees, including Integrion, as otherwise provided in the Acquisition Agreement. InteliData intends to recognize the revenues from prepaid royalties ratably through August 22, 1999.

RECENT OPERATING LOSSES; STRATEGIC RESTRUCTURING

As discussed above, InteliData recently announced a strategic repositioning of its telecommunications division and, accordingly, recorded an unusual charge of
$69.1 million during the quarter ended September 30, 1997.   Formerly called
"Consumer Telecommunications," the division is now named "Telecommunications Solutions." InteliData reorganized its telecommunications division to focus its efforts in two areas: acquiring, upgrading and retaining customers for telephone companies and marketing products and services to the growing SOHO market.

InteliData recorded a non-cash $11.3 million write-down on its product inventory, of which the majority was related to Caller ID products manufactured in 1995 and 1996. The company intends to seek multiple-factory direct overseas manufacturing contracts that it hopes will allow for the cost-effective use of Caller ID adjuncts in telco programs. InteliData intends to focus its research and development resources on higher-margin products and services, including integrated and multiline telephone products.

InteliData recorded a non-cash, $49.2 million write-down in its intangible assets, primarily goodwill associated with the Colonial Data merger completed in November 1996. InteliData believes that the Caller ID adjunct market changed significantly, with "give-away" promotional programs from the telcos virtually eliminating retail sales, leading telcos to focus their purchasing criteria on price alone.

InteliData recorded a one-time cash charge of $2.4 million to cover costs associated with a 15% workforce reduction. In addition, InteliData created a $3.7 million reserve against collection of an $11.7 million past due account receivable from a joint venture between a subsidiary of InteliData and a marketing services company. InteliData has filed suit seeking collection of the full amount owed. No assurances can be given concerning the outcome of this litigation. InteliData also wrote-off an advertising credit of approximately $2.5 million carried on its balance sheet from a 1993 transaction with a former investor. InteliData can provide no assurances that its recent strategic and financial re-structuring will make the company profitable in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

WORLD AIRWAYS
-------------

Total block hours, including discontinued operations, decreased 2,410 hours, or 18%, to 10,917 hours in the third quarter of 1997 from 13,327 hours in 1996, with an average of 12.3 available aircraft per day in 1997 compared to 15.0 in 1996. Average daily utilization (block hours flown per day per aircraft) was 9.7 hours in 1997 and 1996. In 1997, wet lease contracts accounted for 68% of total block hours, an increase from 45% in 1996. Block hours from continuing operations increased to 10,917 hours in the third quarter of 1997 from 9,337 hours in 1996.

As previously discussed, in September 1997, World Airways purchased 3,227,000 shares of its common stock from the Company for approximately $24.7 million in cash. As a result of this purchase, the Company's ownership percentage in World Airways was reduced to 46.3%.

The Company's consolidated results for the quarter ended September 30, 1997 include the results of World Airways for the period prior to the Purchase. Following the Purchase, the Company reports its proportionate share of World Airways' financial results using the equity method of accounting. For the quarter ended September 30, 1997 the

Company's portion of World Airways' earnings for the period after the Purchase approximated $0.9 million and is recorded in "Equity in Earnings (Loss) of Affiliates, net".

The following represents selected financial information (in thousands) for World
Airways:

                                                           Three Months Ended September 30,
                                                           --------------------------------
                                                             1997              1996
                                                           ---------        ----------
     Operating Revenues:
      Flight operations                                    $  76,645        $    70,118
      Flight operations subcontracted to other carriers          115              5,016
      Other                                                      164                263
                                                            --------        -----------
         Total operating revenue                              79,924             75,397
                                                            ========        ===========

     Operating Expenses
      Flight                                                  21,835             16,911
      Maintenance                                             14,918             13,855
      Aircraft costs                                          20,351             18,982
      Fuel                                                     6,831              6,628
      Flight operations subcontracted to other carriers          330              4,809
      Promotions, sales and commissions                        3,002              2,000
      Depreciation and amortization                            2,331              2,055
      General and administrative                               5,803              6,441
                                                            --------         ----------
         Total operating expenses                             75,401             71,681
                                                            --------         ----------

     Operating income                                       $  4,523         $    3,716
                                                            ========         ==========

Operating Revenues.  Revenues from flight operations increased $9.5 million to
------------------
$79.6 million in 1997 from $70.1 million in 1996. This increase corresponds primarily to an increase in block hours flown in 1997 compared to 1996.

Operating Expenses.  Total operating expenses increased $3.7 million, or 5%, in
------------------
1997 to $75.4 million from $71.7 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $4.9 million, or 29%, in 1997 to $21.8 million from $16.9 million in 1996. This increase resulted primarily from an increase in block hours flown and higher crew costs relating to an accrual for the profit sharing bonus plan and an increase in wage rates, partially offset by the shift in the mix of business from full service to wet lease operations.

Maintenance expenses increased $1.0 million, or 7%, in 1997 to $14.9 million from $13.9 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to World Airways' continuing operations and an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. World Airways expects its maintenance expense to further increase in 1997 and 1998 due to escalations in the specified rates per hour under the its maintenance agreement.

Aircraft costs increased $1.4 million, or 7%, in 1997 to $20.4 million from $19.0 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to the its continuing operations, partially offset by the return of one DC-10 aircraft in the fourth quarter of 1996 and two aircraft in the third quarter of 1997 and a decrease in aircraft insurance as a result of a reduction in insurance policy rates. World Airways reached a settlement in September 1997 with its engine manufacturer for reimbursements related to disputed spare engine lease charges. As a result of this settlement, World Airways reversed lease expenses of approximately $2.4 million, consisting of lease expenses of approximately $0.9 million and $1.5 million originally recorded in 1996 and the first six months of 1997, respectively.

Promotions, sales and commissions increased $1.0 million in 1997, or 50%, to $3.0 million from $2.0 million in 1996. This increase resulted primarily from expenses incurred in connection with two customer contracts.

Depreciation and amortization increased $0.2 million, or 10%, in 1997 to $2.3 million from $2.1 million in 1996. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft described above, offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses decreased $0.6 million, or 9%, in 1997 to $5.8 million from $6.4 million in 1996. This decrease was primarily due to a reduction in administrative personnel and communication expenses. As part of its strategy to increase its marketing efforts, World Airways is currently increasing its sales and marketing staff. As a result, World Airways expects a modest increase in general and administrative expenses during the remainder of 1997.

INTELIDATA
----------

As previously discussed, in August 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data were merged with and into a new public company, InteliData. Pursuant to this Merger on November 7, 1996, InteliData became the successor corporation to US Order. As of September 30, 1997, WorldCorp's ownership interest in InteliData was approximately 29.4%.

The Company's consolidated results for the quarter ended September 30, 1996 include the results of US Order for the period prior to the Merger. Following the Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting (see "Other Income (Expense) - Equity in Loss of Affiliates, net").

WORLDCORP
---------

General and administrative expenses decreased $0.5 million for the quarter ended September 30, 1997 to $0.5 million from $1.0 million in the comparable 1996 period. This decrease related primarily to a decrease in legal and professional fees.

OTHER INCOME (EXPENSE)
----------------------

Equity in Loss of Affiliates, Net.  For the quarter ended September 30, 1997,
---------------------------------
InteliData's revenues were $11.7 million, including $10.8 million generated by the telecommunications division primarily resulting from marketing and promotional campaigns for Caller ID units and services conducted by telcos and InteliData. In addition, InteliData realized an increase in revenues generated from its electronic commerce division, attributed primarily to the expansion of the division's software sales during the quarter. InteliData's cost of revenues for the third quarter of 1997 increased to $9.6 million, including $9.0 million from its telecommunications division. Overall gross profit margins decreased to 18% for the third quarter of 1997 from 34% in the comparable 1996 period. Gross profit margins for the telecommunications, electronic commerce and interactive services divisions were 17%, 39% and 7%, respectively, for the third quarter of 1997. The gross profit margin derived from the sale of Caller ID and multi-line products was 12% for the third quarter of 1997. During the quarter, InteliData experienced severe pricing pressures from competition in Caller ID adjuncts which contributed to a charge to write down certain inventories. The market for InteliData's telecommunications products is highly competitive and is also subject to increased pressures resulting from rapid technological change and the emergence of new market entrants. InteliData expects such pricing pressures for its telecommunications products to continue in the future and, accordingly, is reviewing various outsourcing arrangements for products.

InteliData's total operating expenses were $81.0 million during the quarter ended September 30, 1997. Included in the 1997 general and administrative expenses were unusual charges of $69.1 million associated primarily with a strategic repositioning of InteliData's telecommunications division based on recent events in the marketplace announced in the third quarter of 1997. In connection with this repositioning and corporate restructuring, InteliData evaluated its financial position and determined that it would be appropriate to charge to operations the remaining intangible assets related to its impairment, adjust inventory carrying amounts to the lower of cost or market, reflect certain restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Additionally, InteliData adjusted the carrying value of a receivable from the sale of stock for an advertising credit based on its expected use of the credit. Such charges aggregated $49.2 million for the impairment of intangible assets; $11.3 million for inventories and commitments; $2.4 million for restructuring charges and separation agreements; $3.7 million for assets relating to the joint venture; and $2.5 million for impairment of the advertising credits. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future cash flows generated by the assets.

Exclusive of these restructuring charges, general and administrative expenses increased primarily as a result of the Merger, the upgrade of network systems and operations, legal fees primarily for the defense of a patent infringement lawsuit, and an increase in InteliData's provision for bad debts. As a result of InteliData's increased marketing efforts to promote its residential and small business telecommunications product lines to retail markets and to RBOCs and other telephone operating companies, selling and marketing expenses also increased during the third quarter of 1997 compared to 1996. Excluding a one-time charge of $4.9 million for research and development costs related to an acquisition in 1996, research and development costs increased during the third quarter of 1997 primarily from the developing, designing, and testing of new products and services. InteliData has been actively engaged in research and development since its inception and expects that these activities will remain consistent during the remainder of 1997 and be essential to the operations of InteliData in the future.

During the third quarter of 1997, InteliData recorded a loss of $0.6 million based upon the expected operations of Home Financial Network, Inc. ("HFN").

As discussed above, the Company's portion of World Airways' earnings for the period after the Purchase approximated $0.9 million.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

WORLD AIRWAYS
-------------

Total block hours, including discontinued operations, decreased 2,801 hours, or 7%, to 35,067 hours in the first nine months of 1997 from 37,868 hours in 1996, with an average of 13.2 available aircraft per day in 1997 compared to 13.8 in 1996. Average daily utilization (block hours flown per day per aircraft) decreased to 9.7 hours in 1997 from 10.0 hours in 1996. In 1997, wet lease contracts accounted for 83% of total block hours, an increase from 64% for the nine months ended September 30, 1996. Block hours from continuing operations increased 3,723 hours, or 12%, to 35,067 hours in the first nine months of 1997 from 31,344 hours in 1996.

The Company's consolidated results for the nine months ended September 30, 1997 include the results of World Airways for the period prior to the Purchase. Following the Purchase, the Company reports its proportionate share of World Airways' financial results using the equity method of accounting for the nine months ended September 30, 1997, the Company's portion of World Airways' earnings for the period after the Purchase approximated $0.9 million and is recorded in "Equity in Earnings (Loss) of Affiliates, net".

The following represents selected financial information (in thousands) for World
Airways:

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                1997             1996
                                                           ---------------  --------------
     Operating Revenues:
      Flight operations                                           $238,129        $214,960
      Flight operations subcontracted to other carriers              2,058          11,728
      Other                                                            413             582
                                                                  --------        --------
         Total operating revenue                                   240,600         227,270
                                                                  ========        ========

     Operating Expenses
      Flight                                                        54,949          50,193
      Maintenance                                                   49,513          44,348
      Aircraft costs                                                69,730          60,434
      Fuel                                                          12,534          14,698
      Flight operations subcontracted to other carriers              2,579          12,822
      Promotions, sales and commissions                              7,665           5,634
      Depreciation and amortization                                  6,662           5,949
      General and administrative                                    19,611          17,530
                                                                  --------        --------
         Total operating expenses                                  223,243         211,608
                                                                  --------        --------

     Operating income                                             $ 17,357        $ 15,622
                                                                  ========        ========

Operating Revenues.  Revenues from flight operations increased $23.1 million, or
------------------
11%, to $238.1 million in 1997 from $215.0 million in 1996. This increase was primarily attributable to the increase in block hours flown, partially offset by a shift in its mix of business during 1997 with an increase in wet lease operations and a decrease in full service operations.

Operating Expenses.  Total operating expenses increased $11.6 million, or 5%, in
------------------
1997 to $223.2 million from $211.6 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $4.7 million, or 9%, in 1997 to $54.9 million from $50.2 million in 1996. This increase resulted primarily from an increase in block hours flown and higher crew costs relating to an accrual for the profit sharing bonus plan and an increase in wage rates, partially offset by the shift in the mix of business from full service to wet lease operations.

Maintenance expenses increased $5.2 million, or 12%, in 1997 to $49.5 million from $44.3 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to World Airways' continuing operations, the integration of additional aircraft into the fleet, and a corresponding increase in block hours flown. In addition, World Airways experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. World Airways expects its maintenance expense to increase further in 1997 and 1998 due to escalations in the specified rates per hour under its maintenance agreement. The increase was partially offset by a reversal in 1997 of $1.0 million of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.

Aircraft costs increased $9.3 million, or 15%, in 1997 to $69.7 million from $60.4 million in 1996. This increase resulted from the increase in the number of aircraft dedicated to its continuing operations, primarily due to the lease of two MD-11ER aircraft in March 1996, and the lease of additional spare engines necessary to maintain the expanded fleet. This increase was partially offset by the reversal of approximately $0.9 million in lease costs, which had been recorded in 1996, as a result of a settlement with the engine manufacturer for reimbursements related to disputed spare engine lease charges.

Fuel expenses decreased $2.2 million, or 15%, in 1997 to $12.5 million from $14.7 million in 1996. This decrease is due primarily to the shift from full service to wet lease operations where it is not responsible for fuel costs. This decrease was partially offset by an increase in price per gallon.

Promotions, sales and commissions increased $2.1 million, or 38%, in 1997 to $7.7 million from $5.6 million in 1996. This increase resulted primarily from expenses incurred in connection with two customer contracts.

Depreciation and amortization increased $0.8 million in 1997 to $6.7 million from $5.9 million in 1996. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft described above, offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses increased $2.1 million, or 12%, in 1997 to $19.6 million from $17.5 million in 1996. This increase was primarily due to the hiring of additional administrative personnel, beginning in the second quarter of 1996, necessary to support the growth in World Airways' core business and an increase in property tax accruals. As part of its strategy to increase its marketing efforts, World Airways is currently increasing its sales and marketing staff. As a result, it expects a modest increase in general and administrative expenses during the remainder of 1997.

Discontinued Operations.  World Airways commenced service between Tel Aviv and
------------------------
New York in July 1995. In the first quarter of 1996, World Airways generated $4.2 million in losses related to these operations. In the second quarter of 1996, World Airways expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As it was unable to operate these scheduled service operations profitably, in July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations.


INTELIDATA
----------

The Company's consolidated results for the nine months ended September 30, 1996 include the results of US Order for the period prior to the Merger. Following the Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting (see "Other Income (Expense) - Equity in Loss of Affiliates, net").

WORLDCORP
---------

General and administrative expenses decreased $1.2 million for the nine months ended September 30, 1997 to $1.8 million from $3.0 million in the comparable 1996 period. This decrease related primarily to a decrease in legal and professional fees. In addition, the Company paid approximately $0.5 million in incentive bonus awards in the first quarter of 1996. No such payments were made in 1997.

OTHER INCOME (EXPENSE)
----------------------

Equity in Loss of Affiliates, net.  For the nine months ended September 30,
---------------------------------
1997, InteliData's revenues were $50.1 million, including $47.0 million generated by the telecommunications division primarily resulting from marketing and promotional campaigns for Caller ID units and services conducted by telcos and InteliData. In addition, InteliData realized an increase in revenues generated from its electronic commerce division, attributed primarily to the expansion of the division's software sales. InteliData's cost of revenues for the first nine months of 1997 increased to $35.7 million, including $33.6 million from its telecommunications division. Overall gross profit margins were 27% for the first nine months of 1997, compared to 33% for the comparable 1996 period. Gross profit margins for the telecommunications, electronic commerce, and interactive services divisions were 28%, 34% and 10%, respectively, for the first nine months of 1997. The gross profit margin derived from the sale of Caller ID and multi-line products was 29% for the first nine months of 1997. During the quarter ended September 30, 1997, InteliData experienced severe pricing pressures from competition in Caller ID adjuncts which contributed to a charge to write down certain inventories. The market for InteliData's telecommunications products is highly competitive and is also subject to increased pressures resulting from rapid technological change and the emergence of new market entrants. InteliData expects such pricing pressures for its telecommunications products to continue in the future and, accordingly, is reviewing various outsourcing arrangements for products.

InteliData's total operating expenses were $98.7 million during the nine months ended September 30, 1997. Included in the 1997 general and administrative expenses were unusual charges of $69.1 million associated primarily with a strategic repositioning of InteliData's telecommunications division based on recent events in the marketplace announced in the third quarter of 1997. In connection with this repositioning and corporate restructuring, InteliData evaluated its financial position and determined that it would be appropriate to charge to operations the remaining intangible assets related to its impairment, adjust inventory carrying amounts to the lower of cost or market, reflect certain restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Additionally, InteliData adjusted the carrying value of a receivable from the sale of stock for an advertising credit based on its expected use of the credit. Such charges aggregated $49.2 million for the impairment of intangible assets; $11.3 million for inventories and commitments; $2.4 million for restructuring charges and separation agreements; $3.7 million for assets relating to the joint venture; and $2.5 million for impairment of the advertising credits. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future cash flows generated by the assets.

Exclusive of these restructuring charges, general and administrative expenses increased primarily as a result of the Merger, the upgrade of network systems and operations, legal fees primarily for the defense of a patent infringement lawsuit, and an increase in InteliData's provision for bad debts. As a result of InteliData's increased marketing efforts to promote its residential and small business telecommunications product lines to retail markets and to RBOCs and other telephone operating companies, selling and marketing expenses also increased during the first nine months of 1997 compared to 1996. Finally, research and development costs increased during the first nine months of 1997 primarily from the developing, designing, and testing of new products and services. InteliData has been actively engaged in research and development since its inception and expects that these activities will remain consistent during the remainder of 1997 and be essential to the operations of InteliData in the future.

During the nine months ended September 30, 1997, InteliData recorded a gain of $1.3 million based upon the expected operations of Home Financial Network, Inc. ("HFN").

As discussed above, the Company's portion of World Airways' earnings for the period after the Purchase approximated $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, which have not paid dividends on common stock since 1992. At September 30, 1997, World Airways has a working capital deficit of $5.5 million and has substantial debt and lease commitments. At September 30, 1997, InteliData has working capital of $34.6 million, with no long-term debt. World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

As of September 30, 1997, WorldCorp holds $8.7 million in cash and cash equivalents. As of such date, WorldCorp had parent company repayment obligations, including principal and interest, of approximately $2.3 million for the remainder of 1997 and $7.6 million in 1998.

In order to meet these obligations and its general and administrative costs, the Company must use its existing cash and either enter into new financing arrangements with commercial banks or other institutions, sell shares of World Airways or InteliData, or issue additional debt or equity. Because neither World Airways nor InteliData is a dividend paying company, and WorldCorp is a holding company with no operating activities, WorldCorp may be unable to obtain either commercial bank or other institutional debt financing, and the capital markets may not be receptive to further issuances by the Company of additional debt or equity. Accordingly, WorldCorp may be entirely dependent upon sales of its interest in World Airways and InteliData in order to meet its financial obligations.

The Company's ability to meet its financial obligations, therefore, is highly dependent upon the market price of World Airways and InteliData common stock, factors which are beyond the Company's control. World Airways, an aviation company, is in a cyclical industry. InteliData, a technology company, is in a highly competitive industry where wide fluctuations in the market price for a company's stock are common. If the market price of World Airways' or InteliData's common stock does not increase, it would impair the Company's ability to repay the principal on its long-term debt at such time as the maturities on these obligations become due.

In addition, the Company is a party to an Indenture covering $10 million of 10% Senior Subordinated Notes due September 30, 2000 (the "Notes"). Sinking fund payments equal to 20% of the then outstanding principal balance are required to be made on each of September 30, 1998 and September 30, 1999. The Indenture contains a mandatory prepayment provision that requires the Company to prepay 50% of the outstanding Notes within 60 days after the end of any fiscal quarter in which the Company's Asset Value (defined to include the market value of the common stock of World Airways and InteliData beneficially owned by the Company plus the value of all of the Company's other tangible assets) is less than $70.0 million. The Company is required to prepay all of the outstanding Notes within 60 days after the end of any fiscal quarter in which the Company's Asset Value is less than $50.0 million. The Company calculated its Asset Value for Indenture purposes to be approximately $72.0 million at September 30, 1997. Further declines in the share price of World Airways' and InteliData's common stock could trigger either one of these mandatory prepayment requirements, which would materially adversely affect the Company's cash position and which could materially, adversely impair the Company's ability to meet both its current and long-term obligations. The stock prices for World Airways and InteliData have declined since September 30 and there can be no assurances that the Company's Asset Value will be sufficient to avoid a partial or full mandatory prepayment 60 days after year-end or other subsequent periods. Based on the repayment terms of the Notes described above, and the resulting uncertainty regarding the maturity date, the Company has classified the outstanding balance of the Notes as a current liability as of September 30, 1997.

The Company cannot provide any assurances that it will be able to obtain in any sales transaction the fair market value price for the World Airways and InteliData common stock it owns. The Company's financial condition may cause it to have to sell World Airways and/or InteliData common stock at times, prices and amounts which depress the stock price of World Airways and/or InteliData.

Finally, to the extent that the Company sells its assets to meet current debt service obligations, the Company has fewer resources available to permit it to repay its long-term obligations at maturity. Therefore, although management believes that the Company has sufficient capital resources to meet its obligations over the next 12 months, the Company can provide no assurances at this time that it has, or will have, sufficient capital resources to meet its obligations beyond such time. At September 30, 1997, based on quoted market prices, the market value of the Company's 3,702,586 shares of World Airways and 9,179,273 shares of InteliData approximated $29.6 million and $27.5 million, respectively. The quoted market prices of these shares have declined since September 30, 1997.

On August 26, 1997, World Airways completed a private offering issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures are unsecured obligations, convertible into shares of the Company's common stock, and subordinated to all present and future senior indebtedness of the Company. World Airways intends to use net proceeds of the Offering to repurchase approximately 4.0 million shares of its common stock, repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, World Airways repaid approximately $3.8 million as full settlement of an outstanding spare parts loan. Failure by World Airways to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures constitutes a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require World Airways to repurchase such holder's Debentures at 100% of their principal amount, plus accrued interest (the "Repurchase Event"). The ability of World Airways to repurchase the Debentures upon a Repurchase Event will be dependent on World Airways' ability to raise sufficient funds through additional borrowings or equity sales and compliance with applicable securities laws. Accordingly, there can be no assurance that World Airways will be able to repurchase the Debentures upon a Repurchase Event.

In connection with the above-mentioned Offering, World Airways and the Company have entered into an agreement (the "Agreement") for the purchase by World Airways of up to 4.0 million shares of common stock owned by the Company at a purchase price of $7.65 per share. On September 18, 1997 World Airways purchased 3,227,000 shares of its common stock from the Company for approximately $24.7 million. Discussions with MHS Berhad ("MHS") following the Offering could have an impact on the number of shares of common stock ultimately repurchased by World Airways from the Company. MHS has certain rights under a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and World Airways. This agreement includes a provision that provides that if the Company were to dispose of its holdings in World Airways with the result that the Company's ownership interest in World Airways falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require the Company to sell a pro rata number of shares held by MHS to the party purchasing the Company's shares. As a result of repurchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS has the right to sell 773,000 shares of common stock. Accordingly, WorldCorp, MHS and World Airways have engaged in preliminary discussions as to the potential repurchase of common stock owned by MHS. The Company anticipates that these discussions will continue, although there can be no assurance that these discussions will result in any stock repurchases by World Airways from MHS. Should MHS not exercise its right to sell the 773,000 shares of common stock, World Airways currently intends to repurchase the shares form WorldCorp. This would reduce WorldCorp's ownership of World Airways to 41%.

The Company used a portion of the proceeds from the sale of the World Airways shares to pay the balance of a $15.0 million loan from a financial institution which matured on September 29, 1997.

In 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. As of November 7, 1997, the Company had purchased 2,116,000 shares of its common stock for an aggregate cost of $9.2 million. The Company intends to make repurchases from time to time as circumstances and its financial condition permit.

World Airways is also highly leveraged. World Airways incurred substantial debt and lease commitments during the past three years in connection with its acquisition of MD-11 aircraft and related spare parts. In addition, World Airways issued $50.0 million of convertible debentures in August 1997, as discussed below. As of September 30, 1997, World Airways had outstanding $76.3 million in long-term debt and capital leases, with expected debt service and capital lease expense of $1.9 million for the remainder of 1997 and $16.3 million for the year ending December 31, 1998. In addition, World Airways has significant future long-term obligations under aircraft lease obligations relating to its aircraft.

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

World Airways' cash and cash equivalents at September 30, 1997 and December 31, 1996 were $28.2 million and $7.0 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. At September 30, 1997, World Airways' current assets were $49.3 million and current liabilities were $54.9 million. World Airways has substantial long-term aircraft lease obligations with respect to its current aircraft fleet. Although there can be no assurances, World Airways believes that its existing contracts and additional business which it expects to obtain in the near term, along with its existing cash and financing arrangements and net proceeds from the Offering will be sufficient to allow World Airways to meet its cash requirements related to debt service and the operating and capital requirements for its continuing operations for the next 12 months.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. As of September 30, 1997, World Airways had purchased 770,000 shares of common stock at an aggregate cost of approximately $7.8 million pursuant to such program.

In the event that World Airways enters into leases for additional aircraft, World Airways will need to make capital expenditures for additional spare engines and parts. No assurances can be given, however, that World Airways will obtain all of the financing required for such capital expenditures.

At September 30, 1997 InteliData had $11.1 million in cash, cash equivalents and short-term investments. Additionally, at September 30, 1997, InteliData had working capital of $34.6 million, with no long-term debt. InteliData has generated operating losses since its inception. On August 12, 1997, InteliData announced its intention to purchase up to 2.0 million shares of its common stock pursuant to open market transactions. As of September 30, 1997, InteliData had purchased 681,500 shares of its common stock for an aggregate cost of $2.1 million.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $26.2 million in cash for the nine months ended September 30, 1997 compared to using $18.6 million of cash in the comparable 1996 period. The increase in cash in 1997 resulted primarily from a decrease in net loss and a decrease in accounts receivable.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $63.3 million in cash for the nine months ended September 30, 1997 compared to using $10.0 million in the comparable 1996 period. In 1997,the decrease in cash resulted primarily from reporting World Airways on the equity method of accounting as of September 18, 1997, and the purchase of rotable spare parts, a spare engine, and engine upgrades required for the integration of two MD-11 aircraft.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities provided $33.3 million in cash for the nine months ended September 30, 1997 compared to providing $7.9 million in the comparable 1996 period. This increase in cash resulted primarily from the issuance of the convertible debentures by World Airways and proceeds received from the sale of World Airways common stock, partially offset by an increase in repayments of the Company's net borrowings and the purchase of shares of WorldCorp's and World Airways' common stock for an aggregate cost of $0.6 million and $0.5 million, respectively, in 1997.

CAPITAL COMMITMENTS/FINANCING DEVELOPMENTS

WORLD AIRWAYS
-------------

As of September 30, 1997, annual minimum payments required under World Airways's aircraft and lease obligations totaled $20.1 million for the remainder of 1997 and $79.5 million for 1998. World Airways anticipates that its total capital expenditures in 1997, which includes the spare engine, will approximate $13.0 million of which it will receive approximately $6.3 million in financing. World Airways expects that the remaining balance will be funded from its operating cash flow and proceeds from the Offering. As of September 30, 1997, World Airways held approximately $3.6 million (at book value) of aircraft spare parts currently available for sale.

As of September 30, 1997, there was no outstanding balance or borrowing capacity on World Airways' credit agreement with BNY Financial Corporation. In October 1997, World Airways reached an agreement in principle with a financial institution for a credit facility of up to $25.0 million to be collateralized by certain receivables and spare parts. If World Airways closes this transaction, the proceeds would be used to increase working capital and for general corporate purposes. No assurances can be given, however, that the agreement will be ultimately completed.

INTELIDATA
----------

InteliData's principal needs for cash in 1996 were for investments in property and equipment and to fund working capital, primarily related to inventories and accounts receivable. InteliData's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, strategic ventures, capital expenditures and the upgrade of its systems and operations. In order to meet its needs for cash throughout the year, InteliData will utilize cash, short-term investments and may utilize, to the extent available, funds generated from operations through the collections of accounts receivable and sale of inventories.

WORLDCORP
---------

In the first quarter of 1997, WorldCorp entered into a $1.0 million margin loan with Scott & Stringfellow, Inc., whereby WorldCorp pledged approximately 400,000 shares of InteliData common stock which WorldCorp owns as collateral for such loan (the "Margin Loan"). As of September 30, 1997, the Company had no outstanding balance on the Margin Loan.

RECENT DEVELOPMENTS

In October 1997, one of World Airways' MD-11 aircraft was damaged upon its landing in Montevideo, Uruguay. The aircraft is expected to be out of service for approximately two months while certain repairs are made. World Airways expects insurance to cover repair and certain related costs, but expects that its loss of revenues that would have been generated by the aircraft's use will have an adverse effect on its financial condition and results of operations for the fourth quarter of 1997.

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

World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. In November 1996, as the FAA has increased its scrutiny of U.S. airlines, World Airways was assessed a preliminary fine of $810,000 in connection with certain security violations by ground handling crews contracted by World Airways for services at foreign airport locations. Under 49 U.S.C., Section 46301, any violation of pertinent provisions of 49 U.S.C. Subsection 40101 or related rules is subject to a civil penalty for each violation. Upon review of the evidence or facts and circumstances relating to the violation, the statute allows for the compromise of proposed civil penalties. The penalties were proposed by the FAA in connection with recent inspections at foreign airport facilities and relate primarily to ground handling services provided by World Airways' customers in connection with their operations; specifically, the inspection procedures of its aircraft, passengers and associated cargo. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements, despite the fact that the flights in question did not originate or terminate in the United States. World Airways has taken steps to comply with the U.S. requirements. In September 1997, World Airways entered into a consent order and settlement agreement with the FAA in connection with the above-mentioned alleged violations. Pursuant to this agreement, World Airways is liable for the sum of $610,000, of which $405,000 was paid in September. The remaining $205,000 was suspended and will be forgiven if it complies with the provisions of the settlement agreement, including not incurring any security violations during the one year period following the execution of the settlement agreement. While World Airways believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the financial condition or results of operations of World Airways.

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

InteliData's subsidiary filed suit in September 1997 against Worldwide Telecom Partners, Inc. ("WTP"), Blau Marketing Technologies, Inc. ("BMT") and Barry Blau in Connecticut Superior Court seeking payment by WTP of past due accounts receivable in the amount of approximately $11.0 million and making certain other claims including breach of contract. WTP is a terminated joint venture which provided telecommunications products combined with marketing services to telcos. BMT filed a separate suite against InteliData and its subsidiary, WTP and John
C. Backus on October 31, 1997 alleging breach of contract and making certain other claims and seeking damages in excess of $15,000. InteliData believes that its claims and defenses in the above-described actions are meritorious and intends to vigorously pursue its remedies.

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

INCOME TAXES

At December 31 1996, WorldCorp had approximately $53.6 million in net operating loss carryforwards ("NOLs") that are available to offset future federal taxable income.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
     --------

  Exhibit
    No.                                        Exhibit
  ------                                       -------
      3.1      Certificate of Incorporation of WorldCorp, Inc. dated March 16, 1987.              Incorporated
               [Filed as Exhibit 3.1 to WorldCorp, Inc.'s Registration                            by reference
               Statement on  Form S-4 (Commission File No. 33012735) filed on
               March 19, 1987 and incorporated herein by reference.]

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

     4.8       Stock Option Agreement dated as of April 1, 1995 between WorldCorp,                Incorporated
               Inc. and Patrick F. Graham. (Filed as Exhibit 4.8 to                               by reference
               WorldCorp Inc's Form S-3 Registration Statement
               (Commission file No. 33-60247) filed
               on June 15, 1995 and incorporated herein by reference.)

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

     10.17     Warrant Agreement dated as of July 22, 1989 between WorldCorp,                     Incorporated
               Inc. and Charles W. Pollard. (Filed as Exhibit 10.45 to                            by reference
               WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended
               December 31, 1989 and incorporated herein by reference.)

     10.21     Amendment No. 1 to WorldCorp Inc. Employee Savings and Stock                       Incorporated
               Ownership Plan.  (Filed as Exhibit 10.50 to WorldCorp, Inc.'s                      by reference
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1989 and incorporated herein by reference.)

     10.27     Aircraft Warranty Bill of Sale dated as of January 15, 1991 between                Incorporated
               World Airways, Inc. and First Security Bank of Utah, N.A., not                     by reference
               in its individual capacity, but solely as Owner Trustee.
               (Filed as Exhibit 10.46 to WorldCorp, Inc.'s Annual Report on
               Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.)

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

     10.34     Guaranty Agreement I dated as of February 12, 1992 between McDonnell               Incorporated
               Douglas Finance Corporation and World Airways, Inc.  (Filed as                     by reference
               Exhibit 10.43 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
               fiscal year ended December 31, 1991 and incorporated herein by reference.)

     10.35     Guaranty Agreement II dated as of February 12, 1992 between McDonnell              Incorporated
               World Airways, Inc.  (Filed as Douglas Finance Corporation and                     by reference
               Exhibit 10.44 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

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

     10.113    Side Letter dated January 11, 1995 from WorldCorp, Inc. to Scott &                 Incorporated
               Stringfellow, Inc. regarding commitment to make contributions                      by reference
               to the WorldCorp Employee Savings and Stock Ownership Plan
               (the "ESSOP"), for the duration of the Scott & Stringfellow loan to the ESSOP.

     10.115    Amendment No. 2 to Passenger Aircraft Services and Freighter                       Incorporated
               Aircraft Service Agreement dated February 9, 1995 by and between                   by reference
               World Airways, Inc. and Malaysian Airline System Berhad.

     10.116    Riverside 10% Notes.  Indenture between WorldCorp, Inc. and                        Incorporated
               Norwest Bank, National Association, Trustee, dated as of                           by reference
               September 30, 1996, for $10,000,000 10% Senior Subordinated
               Notes due September 30, 2000. [Filed as Exhibit 4.2 and 4.3 to
               WorldCorp, Inc's S-4 (Commission file No. 333-19481) Filed on
               January 9, 1997 and incorporated herein by reference]

     11        Statement on Calculation of Earnings (Loss) Per Common Share.                      Filed Herewith

     27        Financial Data Schedule for the quarter ended September 30, 1997.                  Filed Herewith

     /1/ Confidential treatment of portions of the Agreement has been granted by the Commission. The copy filed as an exhibit omits the information subject to confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

(b)  Reports on Form 8-K

     Form 8-K dated July 1, 1997, was filed with the Securities and Exchange Commission on July 1, 1997.
     Form 8-K dated July 14, 1997, was filed with the Securities and Exchange Commission on July 14, 1997.
     Form 8-K dated September 18, 1997, was filed with the Securities and Exchange Commission on October 3,
     1997.

          *     *     *     *     *     *     *     *      *     *     *

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 WORLDCORP,  INC.



                                 By: /s/ T. Coleman Andrews, III
                                     ---------------------------
                                 (T. Coleman Andrews, III)
                                 Chief Executive Officer, President and
                                 Principal Accounting Officer



Date:  November 14, 1997