Form 10-K
period 1997-12-31
WORLDCORP INC
filed 1998-04-21
CIK 811664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

                  For the fiscal year ended: December 31, 1997
                         Commission File Number 1-5351

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

Title of Each Class: Common Stock par value $1.00 per share

Name of Each Exchange on Which Registered: New York Stock Exchange

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 31, 1998 was approximately
$11,888,015.

The number of shares of the registrant's Common Stock outstanding on March 31, 1998 was 13,883,243.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WorldCorp, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

WORLDCORP, INC.
1997 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

                                                                           Page
PART I
  ITEM 1.           BUSINESS                                                  3
  ITEM 2.           PROPERTIES                                               17
  ITEM 3.           LEGAL PROCEEDINGS                                        18
  ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS                                      18
PART II
  ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK &
                    RELATED SECURITY HOLDER MATTERS                          19
  ITEM 6.           SELECTED FINANCIAL DATA                                  20
  ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                   21
  ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              46
  ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE                47
PART III
  ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                       REGISTRANT                                            47
  ITEM 11.          EXECUTIVE COMPENSATION                                   48
  ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                       OWNERS AND MANAGEMENT                                 48
  ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           48

PART IV
  ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                       REPORTS ON FORM 8-K                                   49

PART I

ITEM 1.  BUSINESS

WorldCorp, Inc., a Delaware corporation ("WorldCorp" or the "Company"), was organized in March 1987 to serve as the holding company for World Airways, Inc., a Delaware corporation ("World Airways"), which was organized in March 1948 and is the predecessor to the Company. Currently, WorldCorp owns positions in companies that operate in two distinct business areas.

WorldCorp's aviation services subsidiary, World Airways, is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate contracts. World Airways also leads a contractor teaming arrangement that is one of the largest suppliers of commercial aircraft to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF"). World Airways was a wholly-owned subsidiary in 1993. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, the Company increased its ownership in World Airways to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, World Airways completed an initial public offering. In September, 1997, World Airways purchased 3,227,000 shares of its common stock from WorldCorp. As a result, at December 31, 1997, WorldCorp owned approximately 46.3% of World Airways. Accordingly, beginning in September, 1997, WorldCorp reports its proportionate share of World Airways' financial results using the equity method of accounting. In January, 1998, MHS sold 773,000 shares of its World Airways common stock to World Airways. Effective January 23, 1998, WorldCorp and MHS own 51.2% and 16.8%, respectively, of the outstanding common stock of World Airways, with the balance publicly traded.

WorldCorp also had an ownership interest in US Order, Inc. ("US Order"), a company which provided products and services for two markets: home banking and smart telephones. In August 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data would be merged (the "Mergers") with and into a new public company, InteliData Technologies Corporation ("InteliData"). Pursuant to the Mergers which were consummated on November 7, 1996, InteliData became the successor corporation to US Order. The Mergers were treated as a purchase of Colonial Data by US Order. Following the Mergers, WorldCorp reports its proportionate share of InteliData's financial results using the equity method of accounting. InteliData develops and markets products and services for the telecommunications and financial services industries through its telecommunications and electronic commerce business divisions. At December 31, 1997, WorldCorp owned 9,179,273 shares of InteliData, or an ownership interest of approximately 29.4%

On April 20, 1998, WorldCorp consummated a transaction pursuant to which it acquired an 80% interest in Paper Acquisition Corp., a Delaware corporation ("Paper"). Paper was organized by Sun Capital Partners, Inc. ("Sun Capital") to acquire and operate specialty paper businesses. In December 1996, Paper acquired and consolidated two companies that produce a variety of coated papers and specialty inks which are sold to business forms manufacturers. For the 12 months ended December 31, 1997, Paper had approximately $48 million (unaudited) of sales.

Pursuant to the transaction, (i) WorldCorp exchanged seven-year warrants to acquire 35% (after the exercise of such warrants and the WorldCorp Acquisition Corp. options described below) of the issued and outstanding capital stock of WorldCorp Acquisition Corp. a Delaware corporation ("WorldCorp Acquisition"), held by WorldCorp for certain of the shares of Paper held by the Paper shareholders (the warrants are exercisable after one-year, at an exercise price of 125% of the estimated fair market value of the WorldCorp Acquisition stock at April 20, 1998 and payable with a seven-year, full-recourse, interest only note)(ii) WorldCorp contributed all of its shares of World Airways and the Paper shares received above, to WorldCorp Acquisition Corp., in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition and (iii) the holders of Paper contributed their shares of capital stock of Paper in exchange for (A) 20% of the issued and outstanding capital stock of WorldCorp Acquisition, (B) the assumption of approximately $15 million of debt, net of cash and investments, of Paper, (C) $15 million of 8% interest only promissory notes of WorldCorp Acquisition due in April 2003, (D) $1 million of 8% promissory notes of WorldCorp Acquisition due in March 1999 and (E) an earn-out based on the earnings before interest, taxes, depreciation and amortization of Paper during the next five years. The earn-out is payable, including interest at 10%, in September 2002. WorldCorp has pledged all of its shares of common stock of both WorldCorp Acquisition and InteliData, and WorldCorp Acquisition has pledged all of its shares of common stock of both World Airways and Paper to the current Paper shareholders to collateralize the notes and the earn-out.

WorldCorp and WorldCorp Acquisition have entered into a consulting agreement with Sun Capital, which through an affiliate owned approximately 85% of the issued and outstanding shares of Paper immediately prior to the transaction, pursuant to which Sun Capital will receive $500,000 per year for financial consulting. Sun Capital also received seven-year options to acquire approximately 20% and 10% (after the execise of such options and the warrants described above) of the issued and outstanding shares of common stock of WorldCorp and WorldCorp Acquisition, respectively, which options vest over five years. The exercise prices of these options is 125% of the fair market value of the underlying stock at April 20, 1998, and are payable with seven-year, full recourse, interest only notes.

The WorldCorp Board of Directors unanimously approved the acquisition of Paper because, among other things, Paper will provide WorldCorp and WorldCorp Acquisition with a platform for WorldCorp and WorldCorp Acquisition to pursue their growth strategy and with additional operating cash flow. Although the acquisition of Paper will not resolve WorldCorp's liquidity issues, it is intended to build long-term value for WorldCorp's stockholders.

The Company desires to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 (the "Act"). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

The principal executive offices of WorldCorp are located at Washington Dulles International Airport in The Hallmark Building, 13873 Park Center Road, Herndon, Virginia 20171. WorldCorp's telephone number is (703) 834-9200.

WORLD AIRWAYS

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate contracts. Airline operations account for 100% of its operating revenue and operating income. World Airways' passenger and freight operations employ 12 wide-body aircraft which are operated under contracts, a substantial portion of which are with Pacific Rim airlines. These contracts generally require World Airways to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while its customers are responsible for a large portion of the other operating costs, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offers greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is one of the largest suppliers of commercial aircraft to the U.S. Air Force.

In July 1996, World Airways restructured its business to focus on ACMI contract services. As such, World Airways ceased all scheduled passenger and scheduled charter services as of October 27, 1996, taking a one-time charge for estimated loss on disposal of $21.0 million as of June 30, 1996.

World Airways' operating philosophy is to build on its existing ACMI relationships to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts because such contracts shift yield, load factor and cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes a large portion of the operating expenses, including fuel. World Airways has elected to emphasize its ACMI business because World Airways perceives a number of opportunities created by a global economy, particularly growth in second and third world economies where the demand for airlift exceeds capacity. World Airways attempts to maximize profitability by combining its multi-year ACMI contracts with short term, higher-yielding ACMI agreements which meet the peak seasonal requirements of its customers. World Airways responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

World Airways focuses its marketing efforts on countries where rapid economic development drives demand for its services. World Airways believes that its modern fleet of long-range medium- density wide-body MD-11 and DC10-30 aircraft are well suited to these less dense international routes and provide superior economics as compared to other popular aircraft such as the Boeing 747 which has greater capacity.

World Airways substantially increases its potential customer base by being able to serve both passenger and cargo customers. World Airways flies passenger, cargo and passenger/cargo convertible aircraft that World Airways believes permit World Airways to target emerging opportunities. World Airways has been providing safe, reliable services for almost 50 years. World Airways has flown for the USAF since 1956, for Malaysian Airlines System Berhad ("Malaysian Airlines") since 1981, and for Garuda Indonesia ("Garuda") since 1973.

Customers

Over the years, World Airways has had relationships with a number of major international airlines and with the USAF (see "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Customers"). World Airways' growth strategy is based, first and foremost, upon providing the highest level of service to these customers, thereby maintaining and expanding the amount of business being done through long-term contracts.

The information regarding major customers and foreign revenue is contained in
Note 19 "Major Customers" of the Company's "Notes to Consolidated Financial Statements" in Item 8.

Information concerning the classification of products within the air transportation industry comprising 10% or more of World Airways' operating revenues from continuing operations is presented in the following table (in millions):

                                        Year Ended December 31,
                                  ---------------------------------
                                   1997         1996          1995
                                   ----         ----          ----
Flight Operations - Passenger     $267.3       $257.6        $168.0
Flight Operations - Cargo           39.5         39.3          64.6

Competition and Seasonality

See MD&A and Note 22 "Unaudited Quarterly Results" of the Company's "Notes to Consolidated Financial Statements" in Item 8.

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

Fluctuations in the price of fuel have not had a significant impact on the World Airways' operations in recent years because, in general, World Airways' ACMI contracts with its customers limit its exposure to increases in fuel prices. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and the financial condition and results of operations of the World Airways.

Regulatory Matters

Since it was founded in 1948, World Airways has been authorized to engage in commercial air transportation by the Department of Transportation (the "DOT") or its predecessor agencies. World Airways is currently authorized to engage in the scheduled and charter air transportation of combination (persons, property and mail) and all-cargo services between all points in the U.S., its territories and possessions. It also holds worldwide charter authority for both combination and all-cargo operations. In addition, World Airways is authorized to conduct scheduled combination services to the foreign points listed in its DOT certificate. World Airways also holds certificates of authority to engage in scheduled all-cargo services to a limited number of foreign destinations.

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

Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, World Airways' aircraft fleet must comply with certain Stage 3 noise restrictions by certain specified deadlines. All of World Airways' aircraft currently meet the Stage 3 noise reduction requirement, which is currently the most stringent FAA noise requirement. FAA regulations require compliance with the Traffic Alert and Collision Avoidance System ("TCAS"), approved airborne windshear warning system and aging aircraft regulations.

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

Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. In addition, World Airways is subject to the jurisdiction of other governmental entities, including (i) the FCC regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (ii) the Commerce Department, the Customs Service, the Immigration and Naturalization Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding World Airways' international operations, (iii) the Environmental Protection Agency (the "EPA") regarding compliance with standards for aircraft exhaust emissions and (iv) the Department of Justice regarding certain merger and acquisition transactions. The EPA regulates operations, including air carrier operations, which affect the quality of air in the U.S. World Airways has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke emissions standards issued by the EPA.

World Airways' international operations are generally governed by the network of bilateral civil air transport agreements providing for the exchange of traffic rights between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. Bilateral provisions pertaining to the wet lease services in which World Airways is primarily engaged vary considerably depending on the particular country. Most bilateral agreements into which the U.S. has entered permit either country to terminate the agreement with one year's notification to the other.
In the event a bilateral agreement is terminated, international air service between the affected countries is governed by the principles of comity and reciprocity.

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

Due to its participation in CRAF, World Airways is subject to inspections approximately every two years by the military as a condition of retaining its eligibility to perform military charter flights. The last such inspection was undertaken in 1996 and the next is anticipated to occur in 1998. As a result of such inspections, World Airways has been required to implement measures, such as the establishment of a crew resource management course, beyond those required by the DOT, FAA and other government agencies. The USAF may terminate its contract with World Airways if World Airways fails to pass such inspection or otherwise fails to maintain satisfactory performance levels, if World Airways loses its airworthiness certificate or if the aircraft pledged to the contracts lose their U.S. registry or are leased to unapproved carriers.

World Airways believes it is in compliance in all material respects with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of World Airways' DOT or FAA authorizations or certificates could have a material adverse effect upon World Airways. World Airways also is subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities which operate the airports it serves. Certain airport operations have adopted local regulations which, among other things, impose curfews and noise abatement regulations. While World Airways believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on World Airways.

Employees

As of March 2, 1998, World Airways had 801 full time employees classified as follows:

Classification                                Number of Full-Time Employees
--------------                                -----------------------------
Management                                                8
Administrative and Operations                           298
Cockpit Crew (including pilots)                         298
Flight Attendants (active)                              197
                                                        ---
    Total Employees                                     801
                                                        ===

World Airways' cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998. Approximately 37% of World Airways' employees are covered under the collective bargaining agreement. World Airways expects to begin negotiations in April 1998 and cannot predict the outcome of the negotiations or their possible impact on World Airways' financial condition and results of operations.

World Airways' flight attendants, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. World Airways' flight attendants argued the "scope clause" of the collective bargaining agreement had been violated by World Airways and challenged the use of foreign flight attendant crews on World Airways' flights for Malaysian Airlines and Garuda Indonesia which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that World Airways' contract with its flight attendants requires World Airways to first actively seek profitable business opportunities that require using World Airways' flight attendants, before World Airways may accept wet lease business opportunities that use the flight attendants of World Airways' customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. World Airways and the Teamsters are presently in discussions regarding these grievances. At this time, however, World Airways can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. World Airways can provide no assurance as to how the resolution of this matter will affect World Airways' financial condition and results of operations.

World Airways' aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). This contract became amendable on June 30, 1993. In May 1995, the parties reached agreement with respect to a new four-year contract. This contract was ratified on February 7, 1996. Fewer than 12 World Airways employees are covered by this collective bargaining agreement.

World Airways is unable to predict whether any of its employees not currently represented by a labor union, such as its maintenance personnel, will elect to be represented by a labor union or collective bargaining unit. The election by such employees for representation in such an organization could result in employee compensation and working condition demands that could have a material adverse effect on the financial results of World Airways.

InteliData

InteliData was incorporated on August 23, 1996 under the Delaware General Corporation Law in order to effect the Mergers of US Order and Colonial Data. The Mergers were announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Mergers were consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. Accounting for the Mergers was treated as a purchase of Colonial Data by US Order. Accordingly, the financial statements of InteliData included herein reflect the results of US Order through November 7, 1996 and the consolidated results of US Order and Colonial Data thereafter.

Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co., an Ohio corporation ("Braun Simmons"), for approximately $7 million consisting of cash and US Order common stock (and including US Order transaction costs) pursuant to the merger of Braun Simmons into US Order (the "Braun Simmons Acquisition"). Braun Simmons was an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions. The acquisition expanded InteliData's product line for both large and small financial institutions.

The business of InteliData consists of the businesses previously conducted by US Order, Colonial Data and Colonial Data's subsidiaries. InteliData develops and markets products and services for the telecommunications, retail and financial services industries through its two primary business divisions:
telecommunications and electronic commerce.

The telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies ("RBOCs") and other telephone companies ("telcos"). InteliData has concentrated its product development and marketing efforts on products that support Caller ID and other emerging intelligent network services, including smart telephones which provide consumers call management features and the ability to access numerous network services and interactive applications via telephone. InteliData currently offers a line of Caller ID adjunct units, smart telephones, small business telecommunications systems and high-end telecommunications equipment. InteliData also repairs and refurbishes telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

The electronic commerce division develops and markets software products and implementation services to assist financial institutions in their home banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their banks and credit unions electronically, and to assist financial institutions in connecting to and transacting business with third parties, including data processors and billers. The services focus on consulting and maintenance agreements that support InteliData's products.

In 1994, InteliData sold its bill payment operations and technology (the "Visa Bill-Pay System") to Visa for cash and the right to future royalty payments which are based on the number of customers utilizing the Visa Bill-Pay System. In August 1997, Integrion Financial Network ("Integrion") acquired Visa InterActive, and certain rights in the Visa Bill-Pay System, from Visa. In October 1997, InteliData surrendered the right to certain future royalty payments in exchange for $5,000,000 in cash from Visa. The cash payment is recorded as deferred revenue and is being recognized into electronic commerce revenues over a two year period.

During the fourth quarter of 1997, InteliData announced its intention to sell the interactive services division which was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") devices and personal digital assistants ("PDAs"). The discontinued operations of the interactive services division are not considered to be material to the overall financial statements.

InteliData's principal executive offices are located at 13100 Worldgate Drive, Suite 600, Herndon, Virginia 20170 and its telephone number is (703) 834-8500.

Industry Background

InteliData maintains operations in two primary markets:
telecommunications and electronic commerce.

Telecommunications

The telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by RBOCs and other telcos. Deregulation and technological advances have intensified competition among existing operators of telecommunication networks and encouraged the entrance of new service providers. In the United States, competition among RBOCs, other telcos and long distance carriers and new service providers that have entered the local and long distance markets, has increased and may increase further as a result of the Telecommunications Act of 1996 (the "Telecommunications Act") or industry consolidation. RBOCs and other telcos are responding to increasing competition by, among other things, introducing value-added, intelligent network services.

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

One of the first intelligent network service offerings by RBOCs and telcos was Caller ID, a service that provides information about the incoming call, including the number and name of the caller and the time and date of the call, enabling that information to be displayed on a screen located on the telephone (an integrated telephone) or on a device located near the telephone, in the case of an adjunct unit. InteliData estimates that the current penetration rate of Caller ID service is approximately 25% of the total subscribers in those areas in the United States that have Caller ID capabilities.

By deploying the ADSI protocol in the telecommunications network, RBOCs and other telcos will be able to offer additional intelligent network services and third-party interactive applications. ADSI-based services will include Caller ID on Call Waiting together with call disposition. By subscribing to Caller ID on Call Waiting with Disposition, a subscriber who receives a Call Waiting signal can look at the Caller ID display screen and see the name and number of the calling party before deciding whether to answer the call, send a prerecorded message telling the calling party to wait, forward the call to voice mail, conference both calls together or drop the line. Additional services which can be supported through ADSI include on-line directory assistance, e-mail, paging, news, weather, stock quotes and other information.

The regulatory environment relating to the telecommunications industry is undergoing rapid and significant changes. The Telecommunications Act has effected basic changes in the telecommunications regulatory scheme. The intention of the Telecommunications Act is to enhance competition in all telecommunications markets and bring new packages, lower prices and increased innovation to telephone customers in the United States. The Federal Communications Commission ("FCC") issued its first major order under the Telecommunications Act in August, 1996 which constitutes the FCC's initial measures to implement sections of the Telecommunications Act relating to interconnection between carriers and the provision of access to unbundled services. However, portions of this order, most significantly its pricing provisions, have been successfully challenged in the U.S. Court of Appeals for the Eighth Circuit. The U.S. Supreme Court has agreed to review the Eighth Circuit's decision overturning those provisions. In December 1996, the FCC issued a Notice of Proposed Rulemaking which suggests rules concerning the implementation of the Telecommunications Act provisions relating to RBOC manufacture of telecommunications and customer premises equipment. Although the FCC has not yet implemented the regulations relating to those provisions, the proposed regulations would permit RBOCs to manufacture products that support Caller ID and other emerging intelligent network services subject to certain conditions. The U.S. District Court for the Northern District of Texas has declared the Telecommunications Act's manufacturing provisions, among others, unconstitutional. This decision has been stayed pending review by the U.S. Court of Appeals for the Fifth Circuit. InteliData is unable to predict what effect, if any, the Telecommunications Act and the emerging regulatory scheme under the Telecommunications Act will have on Caller ID service or InteliData's business generally.

Electronic Commerce

The electronic commerce division provides software products and implementation services to financial institutions whose processes and systems are subject to regulatory approvals. Electronic commerce is a developing marketplace. Financial institutions are expanding their electronic home banking services to permit customers not only to review historical account information, but also to engage in transactions such as paying bills and transferring funds. InteliData's future growth and profitability will depend, in part, upon consumer acceptance of electronic home banking.

Products and Services

InteliData's business strategy is to develop products and services to meet the needs of its customers in the telecommunications and electronic commerce markets. InteliData develops products and services for the RBOCs and other telcos, financial institutions and their customers. InteliData strives to develop products with broad appeal that are easy-to-use, practical, inexpensive and built around common industry standards. InteliData believes its electronic commerce products position InteliData to offer support services which are expected to generate recurring monthly fee revenue.

Telecommunications

Since introducing the first commercially available Caller ID unit in 1987, InteliData has developed and marketed Caller ID products with increased functionality to meet the needs of its RBOC and other telco customers. A substantial majority of InteliData's revenues are derived from the sale of its Caller ID products. The following represent InteliData's telecommunications products and services:

Entry Level Caller ID Adjunct Devices. InteliData provides low-priced, entry level Caller ID devices primarily to support RBOC marketing and promotional campaigns in which a telco may give away or subsidize the purchase of a Caller ID adjunct device when a consumer subscribes for the service. InteliData believes that RBOCs utilize lower-priced products to reduce or eliminate the initial consumer expenditure required to obtain the service and, as a result, may subsequently achieve higher penetration rates for Caller ID in selected markets. InteliData's entry level Caller ID adjunct devices have suggested retail prices of $19.99 to $29.99.

Full-Featured Caller ID Adjunct Devices. InteliData's full-featured products display all transmitted information before the incoming telephone call is answered and store this information in memory. Among the features available on InteliData's full-featured products are memory capacity for up to 99 calls, a "blocked call"/"new call" light, a patented "Block the Blocker" feature, a bilingual display and a "message waiting alert" light that indicates to a network voice mail subscriber that a new voice mail message has been received. "Block the Blocker" is a feature that detects when call block is used by a caller, delivers a message to that caller that the Caller ID subscriber does not accept blocked calls and disconnects the call. InteliData's full-featured Caller ID adjunct devices have suggested retail prices of $29.99 to $59.99.

Caller ID on Call Waiting. Caller ID on Call Waiting allows a subscriber to combine both Caller ID and Call Waiting network services, to view the directory name and telephone number of an incoming call as the Call Waiting signal is delivered. InteliData's Caller ID on Call Waiting adjunct device also allows a consumer to store approximately 85 names and numbers in memory. The Caller ID on Call Waiting adjunct device has a suggested retail price of $69.99.

Call Manager. The Call Manager is a sophisticated Caller ID device that works with both single-data and multi-data message services. The Call Manager stores up to 75 of the most recent names and numbers called. The product incorporates a wide variety of telco provided network services, including Caller ID on Call Waiting with Disposition, into a compact adjunct. The Call Manager has a suggested retail price of $89.99.

Smart Telephones. InteliData offers a line of smart telephones with integrated Caller ID, Caller ID on Call Waiting and preprogrammed keys to support intelligent network services. InteliData's ADSI-Compatible smart telephone was designed and developed by InteliData and is being marketed under the Intelifone brand name. The smart telephone incorporates a graphics display screen, magnetic card reader, alpha-numeric keypad, V.22 modem and a processor. It also supports Caller ID with Disposition, the integration of Caller ID on Call Waiting and a visual message waiting indicator. InteliData's smart telephones have suggested retail prices of $99.99 to $199.99.

Small Business Telecommunications Systems. InteliData, through one of its subsidiaries, distributes small business telecommunications systems and multi-line telephones. The small business telecommunications systems include analog and digital key systems that allow up to 128 individual telephone lines to be serviced from the same operating system. These small business systems are sold through independent dealers that install and service the products. The IPS telephone systems and multi-line telephones are also sold through retail stores. InteliData markets its small business telecommunications systems to small businesses and small office/home office ("SOHO") consumers who are looking for an easy-to-install communications system at a reasonable price.

Repair and Refurbishment. InteliData has provided telephone repair and refurbishment services to telcos and certain telephone equipment manufacturers for a wide variety of telecommunications products, including corded and cordless telephones, key telephone business systems, cellular telephones and leased telephone products. During the year ended December 31, 1997, InteliData's service customer base included Nitsuko America Corp., TIE/communications, Inc. ("TIE") and Motorola, Inc.

Electronic Commerce

InteliData's strategy in the electronic commerce market is to support financial institutions by providing products and services that help them deploy home banking to their customers. In addition, during the first half of 1997, InteliData supported Visa InterActive and Visa member banks with products and services which facilitate bill payment and bill presentment. InteliData's products and services are designed to provide financial institutions the capability to process banking transactions from multiple channels including personal computers, internet or telephone. The following represent InteliData's electronic commerce products and services:

InterposeTM Financial Engine. The Interpose Financial Engine is the heart of InteliData's home banking software system. It runs on the financial institution's host computer system, providing real-time connectivity to remote delivery channels. Along with this critical host connection, Interpose provides robust customer profiling and control over system security. Its Advanced Financial Message Set gives banks the functionality to offer a complete range of online financial services.

InterposeTM OFX Server. The Interpose OFX Server allows a financial institution to take advantage of the Open Financial Exchange ("OFX") standard to directly support customers who use Intuit Quicken(R), Microsoft Money(R), Home Financial Network's Home ATM(TM), and other OFX compliant client software. It supports synchronized information across all delivery channels, including personal computers, the internet and telephones.

InterposeTM Bill Payment Warehouse. The Interpose Bill Payment Warehouse provides a software solution to financial institutions that automates bill payment processing while giving the financial institution the benefit of tracking payment activity and integrating delivery channels.

MoneyClipTM. The MoneyClip smart card system allows financial institutions to offer a secure banking system based on smart cards with digital certificates. MoneyClip can turn almost any personal computer into a smart card reader, providing home banking security and building an infrastructure for stored value and internet commerce applications. The smart card contains a digital certificate that permits access to bank account information and transactions, letting users bank from any internet connected personal computer with a 3.5-inch disk drive.

Product Support Services. InteliData offers its clients consulting services to assist in implementation, training and customization on a time and materials basis and provides maintenance services and software upgrades pursuant to agreements which are typically renewable on an annual basis.

Customer Support Services. InteliData offered bank-branded turnkey customer service to financial institutions in support of its consumer access products. InteliData's customer service operation was open seven days a week, 18 hours a day. If a bank chose InteliData to provide customer service, InteliData typically received a start-up fee from that bank and a per minute fee per customer. InteliData discontinued its customer support services in the second quarter of 1997.

Marketing and Distribution

InteliData sells its products and services to telephone operating companies, retailers and financial institutions in the United States. Revenues from Bell Atlantic, Worldwide Telecom and the US West lease base represented 19%, 19% and 14% of total revenues for the year ended December 31, 1997, respectively.

Telecommunications. InteliData markets its telecommunications products and services through 22 employees in its direct sales force and marketing department, and currently uses 14 independent sales representative firms. InteliData's distribution strategy is to make its products available to potential end users through multiple distribution channels including: direct fulfillment arrangements, direct marketing, retailers and others as described below.

Direct Fulfillment Arrangements. InteliData sells telecommunications products to RBOC subscribers and other telco subscribers through direct fulfillment arrangements with Ameritech Corporation ("Ameritech"), Bell Atlantic Corporation ("Bell Atlantic"), BellSouth Corporation ("BellSouth") and SBC Communications Inc. ("SBC"). In most instances, the telco representatives market both Caller ID service and InteliData's equipment to subscribers and transmit equipment orders to InteliData electronically on a daily basis. InteliData then ships its equipment directly to the subscribers and bills the telco which, in turn, bills its subscribers directly or through a third party. As part of promotional campaigns, some RBOCs may elect to purchase Caller ID units from InteliData and distribute them to their subscribers free of charge. InteliData provides an 800 number for service and support to help the subscriber understand how to utilize the Caller ID service and equipment.

InteliData continually seeks to strengthen its current telco marketing alliances and to develop new alliances. InteliData believes that marketing of Caller ID service and equipment is more successful when the subscriber can subscribe to Caller ID service and purchase or lease Caller ID equipment from a single source, especially when payment for equipment can be made either on an installment basis or by monthly lease payments through the subscriber's telephone bill. InteliData believes that subscriber satisfaction with Caller ID service is enhanced when the subscriber receives Caller ID equipment promptly after ordering the service and is provided an 800 number for service and support.

Direct Marketing on Behalf of Telcos. During 1997, InteliData was a party to a joint venture agreement with the direct marketing firm of Blau Marketing Technologies, Inc. The joint venture operated through a jointly owned corporation, Worldwide Telecom Partners, Inc. ("Worldwide Telecom"), which was 50% owned by each of the joint venturers. Worldwide Telecom provided direct marketing services to Ameritech, Bell Atlantic and SBC under several separate programs and has completed numerous programs for Caller ID, Call Answering and Call Waiting services. InteliData supplied Caller ID units and product management services for Worldwide Telecom. The joint venture agreement was terminated by InteliData in the third quarter of 1997.

Beginning in 1998, InteliData has contracted with telcos directly to market services on behalf of the telcos. InteliData expects to aggressively compete in this marketplace.

Retail and Other Customer Sales. InteliData sells Caller ID units, smart telephones and small business telephone systems to national, regional and local retailers and private label customers. A substantial portion of InteliData's retail sales are made through manufacturers' representatives or distributors with the support of InteliData's sales personnel. InteliData's retail customers include Sears, Roebuck & Co., Staples, Inc. and OfficeMax, Inc. among others. In addition, InteliData sells its small business telephone systems and multi-line telephones to small business dealers and distributors.

Electronic Commerce

InteliData concentrates its marketing efforts on direct sales to financial institutions. Currently, InteliData is marketing to the top 200 banks in the United States and targeting financial institutions that have a large percentage of customers interested in home and remote banking. InteliData is developing products and services to assist financial institutions who want to provide their customers with the ability to access certain information from their bank accounts and complete transactions with the bank concerning bill payments, loan payments, online transfers and other transactions from remote locations via touch tone telephones, personal computers and screen based telephones.

Competition

Telecommunications

The market for InteliData's products and services is highly competitive and subject to increased competition resulting from rapid technological change as well as increased competition resulting from changes in the telecommunications regulatory environment, telecommunications industry consolidation and the emergence of new market entrants. At present, InteliData's principal competitors in the market for Caller ID products are CIDCO Incorporated ("CIDCO"), Lucent Technologies, Inc. ("Lucent") and Northern Telecom, Ltd. ("Northern Telecom"). InteliData's Caller ID products also compete with Caller ID adjuncts and telephones offered by Panasonic, Sony Corp. ("Sony"), Thomson Consumer Electronics, Inc. ("Thomson"), TT Systems Corporation ("TT Systems"), US Electronics, Inc. ("US Electronics") and other companies.

InteliData expects competition to increase in the future from existing and new competitors, possibly including telcos or other current customers, from network switch-based services and from the increased application of cellular technology. InteliData's primary current and potential competitors in the market for products that support intelligent network services have substantially greater financial, marketing and technical resources than InteliData. Increased competition could materially and adversely affect InteliData's results of operations through, among other things, price reductions and loss of market share.

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

InteliData believes that the principal competitive factors in the markets for its telecommunications products and services are knowledge of the requirements of the various RBOCs and other telcos, product reliability, product design, the quality of repair and support services, customer service and support, and price relative to performance. InteliData competes in the market for its telecommunications products and services principally on the basis of its relationships with telcos, product design and reliability, low product pricing and flexibility of marketing alternatives, including leasing.

Electronic Commerce

InteliData's electronic commerce products and services face competition from several types of competitors. Some banks have elected to develop internally their own home banking solutions instead of purchasing products and services from the Company or third parties. Banks may also contract with service bureaus, such as Checkfree Corp., Security First Network Bank or Online Resources, Inc., to obtain electronic commerce services. Finally, a number of other software companies, including Edify Corp., Corillian Corporation and Destiny Software Corporation, offer products and services that compete with those of InteliData.

InteliData expects that competition in all of these areas will increase in the near future. InteliData believes that a principal competitive factor in its markets is the ability to offer an integrated system of various electronic commerce products and services. Competition will be based upon price, performance, customer service and the effectiveness of marketing and sales efforts. InteliData competes in its various markets on the basis of its relationships with strategic partners, by developing many of the products required for complete solutions, by leveraging market experience, and by building reliable products and offering those products at reasonable prices.

Product Development

InteliData operates in industries that are rapidly growing and changing. In efforts to improve InteliData's position with respect to its competition, InteliData has increased its product development efforts and has focused management efforts in the area of product development. In 1997, 1996 and 1995, InteliData's research and development expenditures, exclusive of nonrecurring in-process research and development expenses were $9,691,000, $2,649,000 and $1,067,000, respectively.

At December 31, 1997, 43 employees were engaged in product development including 14 in the telecommunications division and 29 in the electronic commerce division.

Telecommunications

InteliData's product development efforts are focused on new products that support intelligent network services, product enhancements, international standards compliance and the continued improvement of hardware components to reduce manufacturing costs. InteliData's product development group is experienced in engineering products for high-volume assembly, stressing low-cost manufacturing design while maintaining quality, consistency and reliability. InteliData's products utilize proprietary electrical, mechanical and software design.

Standard Telecommunications Ltd. ("STL") of Hong Kong, an affiliate of InteliData's principal manufacturer, provides additional design, engineering and product development support services to InteliData from time to time on a subcontract basis. InteliData also utilizes the engineering resources of some of its other manufacturers.

Electronic Commerce

The electronic commerce division's product development efforts are focused on software and systems for electronic banking. In particular, InteliData applies its research and development expenditures to data transaction processing and messaging software. The electronic commerce industry is characterized by rapid change. To keep pace with this change, InteliData maintains an aggressive program of new product development and dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. InteliData's ability to attract and retain highly skilled research and development personnel is important to InteliData's continued success.

Manufacturing

InteliData's primary equipment manufacturer in the past has been STL and certain of its affiliates, which have ISO 9000 series certified facilities located in the People's Republic of China, for the manufacture of its Caller ID units, smart telephones and other products. In addition, InteliData has established relationships with other ISO 9000 series certified Asian manufacturers for its smart telephones and small business telecommunications products. The facilities of InteliData's suppliers are supplemented, in part, by InteliData's own limited manufacturing facilities in Connecticut. The availability or cost of InteliData's products may be affected by political, economic or labor conditions in the countries where those products are manufactured, including the 1997 return of Hong Kong to China, by fluctuations in currency exchange rates and by other factors. In addition, a change in the tariff structure or other trade policies of the United States could adversely affect InteliData's foreign manufacturing strategies.

InteliData does not have any production contracts with its assembly contractors. InteliData's principal manufacturer performs comprehensive inspection and statistical process control testing, utilizing InteliData's internally designed automated testing equipment. To date, InteliData has not experienced significant returns of defective products.

In the United States, InteliData's manufacturing operations are limited to the testing, quality control and shipping of finished products and the purchase and inventory management of two key components of InteliData's products.

The key components used in InteliData's products are currently being purchased from two sources, except for its application specific integrated circuit ("ASIC") chips, which are purchased from a single source. Although InteliData believes it could develop other sources for each of the components for its products, the process could take several months, and the inability or refusal of any such source to continue to supply components could have a material adverse effect on InteliData pending the development of an alternative source.

Government Regulation

Telecommunications

The regulatory environment relating to the telecommunications industry is undergoing rapid and significant changes. The Telecommunications Act has effected basic changes in the telecommunications regulatory scheme. The intention of the Telecommunications Act is to enhance competition in all telecommunications markets and bring new packages, lower prices and increased innovation to telephone customers in the United States. The FCC issued its first major order under the Telecommunications Act in August 1996 which constitutes the FCC's initial measures to implement certain sections of the

Telecommunications Act relating to interconnection between carriers and the provision of access to unbundled services. However, portions of this order, most significantly its pricing provisions, have been successfully challenged in the U.S. Court of Appeals for the Eighth Circuit. The U.S. Supreme Court has agreed to review the Eighth Circuit's decision overturning those provisions. In December 1996, the FCC issued a Notice of Proposed Rulemaking which suggests rules concerning the implementation of the Telecommunications Act provisions relating to RBOC manufacture of telecommunications and customer premises equipment. Although the FCC has not yet implemented the regulations relating to those provisions, the proposed regulations would permit RBOCs to manufacture products that support Caller ID and other intelligent network services subject to certain conditions. The U.S. District Court for the Northern District of Texas has declared the Telecommunications Act's manufacturing provisions, among others, unconstitutional. The decision has been stayed pending review by the U.S. Court of Appeals for the Fifth Circuit. InteliData is unable to predict what effect, if any, the Telecommunications Act and the emerging regulatory scheme under the Telecommunications Act will have on Caller ID service or InteliData's business generally.

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

A series of FCC orders require all U.S. telephone service providers with signaling system 7 ("SS7") switching architecture to transmit to each other without charge Caller ID number information on interstate calls within the United States (except for public pay phones, hotel and motel lines, and party lines). FCC orders also require that by March 28, 1998, telcos that offer Caller ID service must provide to their telephone subscribers without charge per-call blocking and unblocking mechanisms to block and unblock the transmission of their Caller ID information on interstate calls and must inform subscribers that their telephone numbers may be identified to a called party and how to use these blocking and unblocking capabilities.

Although the initial FCC order setting forth these requirements was implemented December 1, 1995, several factors may delay, prevent or substantially limit the implementation or market acceptance of Caller ID. The availability of Caller ID service in a particular area requires end-to-end interconnection of SS7 networks between telcos and other carriers. Further, the FCC Order requires telcos to offer free per-call blocking for interstate calls to all customers to protect privacy interests and permits state public utility commissions to authorize per-line blocking for interstate calls. Such blocking, if widely adopted, could limit the usefulness and marketability of the Caller ID service.

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

InteliData's smart telephone products are subject to regulation by the FCC. Among other requirements, InteliData's smart telephones must comply with Parts 15 and 68 of the FCC's regulations.

Electronic Commerce

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

Patents, Proprietary Rights and Licenses

InteliData holds limited patent or registered intellectual property rights with respect to its products. InteliData has been issued a patent for its "Block the Blocker" feature and certain aspects of its Caller ID on Call Waiting product. However, there can be no assurance that the patent will afford effective protection of InteliData's technology. InteliData also holds or has filed for patents on certain new features developed by InteliData for use in the ADSI smart telephone and certain of its transaction processing technology, but there can be no assurances that such patents will have any commercial value.

InteliData additionally relies on trade secret laws to establish and maintain its proprietary rights to its products. Although InteliData has obtained confidentiality agreements from its key executives and engineers in its product development group, there can be no assurance that third parties will not independently develop the same or similar alternative technology, obtain unauthorized access to InteliData's proprietary technology or misuse the technology to which InteliData has granted access.

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

InteliData does not believe that its products and services infringe on the rights of third parties. From time to time, third parties assert infringement claims against InteliData. There can be no assurance that any such assertion will not result in costly litigation or require InteliData to cease using, or obtain a license to use, intellectual property rights of such parties.

Employees

At December 31, 1997, InteliData had approximately 280 employees, of whom 265 were full-time. InteliData has no collective bargaining agreements with its employees and believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

Flight Equipment

At December 31, 1997, World Airways' aggregate operating fleet consisted of 12 leased aircraft as follows (see Note 13 "Long-Term Obligations" of the Company's "Notes to Consolidated Financial Statements" in Item 8):

                                                Capacity
                                ------------------------------------
Aircraft(a)                     Passenger(seats)(b)     Cargo (Tons)    Total(c)
-----------                     -------------------     ------------    --------

McDonnell Douglas MD-11                  409                 --             3
McDonnell Douglas MD-11F                  --                 95             1
McDonnell Douglas MD-11CF                410                 90             2
McDonnell Douglas MD-11ER                409                 --             2
McDonnell Douglas DC10-30                350                 --             3
McDonnell Douglas DC10-30CF              380                 65             1
                                                                            -
         Total                                                             12
                                                                           ==
Notes

(a) "F" aircraft are freighters, "CF" are convertible freighters and may operate in either passenger or freight configurations. "ER" aircraft maintain extended-range capabilities. Aircraft with no letter designation are passenger-only aircraft.
(b) Based on standard operating configurations. Other configurations are occasionally used.
(c) Lease terms expire between 1998 and 2020 (assuming exercise of all lease extensions).

Ground Facilities

WorldCorp and World Airways lease office space located near Washington Dulles International Airport which houses their corporate headquarters and substantially all of their administrative employees.

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

InteliData is headquartered in Herndon, Virginia, where it leases 30,000 square feet of office space from an unaffiliated party. The lease expires in August 1999. InteliData also leases other, less significant sales and product development facilities.

Additionally,   InteliData   owns  a  building   located  in  New  Milford,
Connecticut which consists of approximately 63,000 square feet. Certain environmental contamination occurred in the part of the facility formerly occupied by another tenant and the Connecticut Department of Environmental Protection performed a clean-up and removed such contamination. InteliData does not believe the foregoing will have a materially adverse effect on InteliData.

InteliData believes that its facilities are suitable and adequate for the current and foreseeable future business of InteliData, however, InteliData will continue to assess its warehousing and office space needs.

ITEM 3.  LEGAL PROCEEDINGS

For a description of the Company's current legal proceedings, see Note 21, "Commitments and Contingencies" of the Company's "Notes to Consolidated Financial Statements" in Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security stockholders during the fourth quarter of 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY
         HOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "WOA". The high and low sales prices of the Company's common stock, as reported on the New York Stock Exchange for each quarter in the last two fiscal years, are as follows:

                                                   Common Stock
                                            --------------------------
                                                High            Low
                                                ----            ---
1997
         Fourth Quarter                     $    2 1/8       $   7/8
         Third Quarter                          2 3/4          1 11/16
         Second Quarter                         3 1/2          2 1/2
         First Quarter                          4 1/2          2 7/8

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

The Company did not declare any cash dividends in 1997 or 1996 and does not plan to do so in the foreseeable future. The Indenture governing the Notes, and the Indenture governing the Company's Debentures, in certain circumstances, restrict the Company from paying dividends or making distributions on its common stock. Under the terms of certain borrowing arrangements, WorldCorp has pledged all of its shares of World Airways and InteliData (see Notes 23 of the Company's
"Notes to Consolidated Financial Statements" in Item 8).

The approximate number of stockholders of record at April 14, 1998 is 2,273 and does not include those stockholders who hold shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA

WORLDCORP, INC. AND SUBSIDIARIES
Selected Financial Data
(in thousands except per share data)

                                                               Year Ended December 31,
                                             -------------------------------------------------------------------------------
                                                 1997             1996              1995           1994           1993
                                                 ----             ----              ----           ----           ----
RESULTS OF OPERATIONS:
Operating revenues                           $   216,092 (a)  $  313,672     $    246,572     $   182,147    $     179,932
Operating expenses                               203,393 (a,b)   310,935          240,279         200,959 (f)      203,177(h)
Operating income (loss)                           12,699 (a)       2,737            6,293        (18,812)         (23,245)
Earnings (loss) from continuing operations
    before income taxes and minority interest   (14,000) (c)       8,509 (d)       65,685 (e)      10,496 (g)     (33,698)
Earnings (loss) from continuing operations      (19,128)           7,437           64,158           8,308         (30,945)
Discontinued operations, net of tax and
    minority interest                                 --        (19,191)          (3,950)              --               --
Net earnings (loss)                             (19,128)        (11,754)           60,208           8,308         (30,945)

Basic earnings (loss) per share (i):
    Continuing operations                    $    (1.29)      $     0.46     $       4.01       $    0.54     $     (2.12)
    Discontinued operations                           --          (1.19)           (0.24)              --               --
    Net earnings (loss)                           (1.29)          (0.73)             3.77            0.54           (2.12)

Diluted earnings (loss) per share (i):
    Continuing operations                    $         *      $      *       $       2.99       $       *     $         *
    Discontinued operations                            *             *             (0.17)              --              --
    Net earnings (loss)                                *             *               2.82               *               *

FINANCIAL POSITION:
Cash and short-term investments              $     4,659      $   14,509     $     78,661       $   8,828     $     17,584
Total assets                                      16,832         176,363          202,089          98,536           98,119
Long-term obligations including
    current maturities                            74,626         114,794          122,700         119,032          129,049
Common stockholders' deficit                    (59,930)        (40,337)         (23,297)        (88,193)        (101,073)

*   Amounts are anti-dilutive.

(a) As a result of World Airways' purchase of 3,227,000 shares of its common stock from the Company, beginning September 18, 1997, the Company reports its share of World Airways' results of operations under the equity method of accounting. As a result, beginning September 18, 1997, operating revenues and expenses relate entirely to the operations of WorldCorp.

(b) Includes a $0.9 million reversal of aircraft costs incurred in 1996 relating to reimbursements for disputed spare engine lease charges and a $1.0 million reversal of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.

(c) Includes a $17.6 million gain on the sale of World Airways' stock, offset by a $8.7 million loss on purchases of equity by World Airways and a write-off of approximately $20.3 million of restructuring charges by InteliData.

(d) Includes the $41.3 million net gain realized on the issuance of stock by InteliData to effect the Merger of US Order and Colonial Data in November 1996; a $2.4 million net loss on other stock transactions of World Airways and InteliData; partially offset by approximately $23.6 million of one-time noncash Merger related charges (see Notes 4 and 5).

(e) Includes the $51.3 million gain realized on US Order's offering in June 1995 and other stock transactions (see Note 5) and the $16.0 million gain realized on World Airways' offering in October 1995 (see Note 4).

(f) Includes a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three DC10 aircraft leases in 1994.

(g) Includes a $27.0 million gain on the sale of 24.9% of World Airways common stock (see Note 4) and a $14.5 million gain on the sale of US Order's bill payment operations (see Note 5).

(h) Includes $2.3 million of termination fees related to the early return of three DC10-30 aircraft.

(i) Earnings per share for the periods presented have been calculated in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, Earning Per Share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its consolidated financial statements. These statements primarily include the accounts of World Airways, Inc. ("World Airways"). On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. On September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from WorldCorp (the "Purchase"). As a result of the Purchase, the Company's ownership percentage in World Airways was reduced to 46.3% and, as such, beginning September 18, 1997, WorldCorp reports its share of World Airways' net assets and results of operations under the equity method of accounting. At December 31, 1997, WorldCorp and MHS owned 3,702,586 shares, or 46.3%, and 1,990,000 shares, or 24.9%, respectively, of World Airways' outstanding common stock. The balance was publicly traded.

On August 26, 1997, World Airways completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. The Debentures are unsecured obligations, convertible into shares of World Airways' common stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of World Airways. In the event of a change in control of World Airways, as defined, the holders of the Debentures could require World Airways to repurchase the outstanding Debentures. The Debentures are not redeemable by World Airways prior to August 26, 2000. In connection with the Offering, and pursuant to an agreement entered into on August 20, 1997, World Airways purchased 3,227,000 shares of its common stock from WorldCorp on September 18, 1997, for approximately $24.7 million. Therefore, at December 31, 1997, WorldCorp owned approximately 46.3% of World Airways. In accordance with a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS Berhad ("MHS") and World Airways, if WorldCorp were to dispose of its holdings in World Airways with the result that WorldCorp's ownership interest in World Airways falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's World Airways shares. Therefore, as a result of the Purchase, MHS had the right to sell, and accordingly sold 773,000 shares of its World Airways common stock to World Airways (the "MHS Purchase") for approximately $5.9 million, effective January 23, 1998. Effective January 23, 1998,
WorldCorp and MHS own approximately 51.2% and 16.8%, respectively, of World Airways, with the balance publicly traded.

WorldCorp also had an ownership interest in US Order, Inc. ("US Order"), a company which provided products and services for two markets: home banking and smart telephones. In August 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data would be merged with and into a new public company, InteliData Technologies Corporation ("InteliData"). Pursuant to this Merger, which was consummated on November 7, 1996, InteliData became the successor corporation to US Order. The Merger was treated as a purchase of Colonial Data by US Order. Following this Merger, WorldCorp reports its proportionate share of InteliData's financial results using the equity method of accounting. At December 31, 1997, WorldCorp owned 9,179,273 shares, representing approximately 29.4%, of InteliData.

The Company desires to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 (the "Act"). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

WorldCorp owns positions in companies that operate in two distinct business areas. World Airways (Nasdaq:WLDA) provides worldwide passenger and cargo air transportation to major international airlines, the U.S. Air Force, and international tour operators, with a fleet of MD-11 and DC10-30 aircraft. InteliData develops and markets products and services for the telecommunications and financial services industries through its telecommunications and electronic commerce business divisions.

World Airways

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate contracts. World Airways' passenger and freight operations employ 12 wide-body aircraft which are currently operated under contracts, a substantial portion of which are with Pacific Rim airlines. These contracts generally require World Airways to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while World Airways' customers are responsible for a large portion of the other operating expenses, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offers greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is one of the largest suppliers of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

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

World Airways' operating philosophy is to build on its existing ACMI relationships to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts which shift yield, load factor and certain cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes a portion of the operating expenses, including fuel. World Airways has elected to emphasize its ACMI business because World Airways perceives a number of opportunities created by a growing global economy, particularly growth in second and third world economies where the demand for airlift exceeds capacity. World Airways attempts to maximize profitability by combining its multi-year ACMI contracts with short term, higher-yielding ACMI agreements which meet the peak seasonal requirements of its customers. World Airways responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

As noted above, World Airways has focused its business on ACMI contract services. As is common in the air transportation industry, World Airways has relatively high fixed aircraft costs. World Airways operates a fleet of eight MD-11 and four DC10-30 wide-body aircraft, and while World Airways believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, World Airways' MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to World Airways' financial results. In addition to fixed aircraft costs, a portion of World Airways' labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.Factors that affect World Airways' ability to achieve high utilization in its ACMI business include the compatibility of World Airways' aircraft with customer needs and World Airways' ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). Other factors that affect the ACMI business include particular domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation which is increasing the number of alliances and code share arrangements.

Significant Customer Relationships

In 1997, World Airways' business relied heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. For the year ended December 31, 1997, these customers provided approximately 21%, 31%, 10% and 25%, respectively, of World Airways' revenues and 23%, 34%, 11% and 16%, respectively, of total block hours. In 1996, these customers provided approximately 34%, 15%, 13%, and 25%, respectively, of World Airways' revenues and 42%, 17%, 14%, and 17%, respectively, of total block hours flown from continuing operations.

Malaysian Airlines. World Airways has provided wet lease services to Malaysian Airlines since 1981, providing wet lease services for Malaysian
Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owned 16.8% of World
Airways as of January 23, 1998, also owns 28% of Malaysian Airlines. World Airways also entered into a 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby World Airways is providing two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. However, World Airways agreed to a five month reduction in the utilization of one aircraft during 1997, although the aircraft was redeployed in other activity. Malaysian Airlines has not informed World Airways of any reductions for 1998. World Airways provided three aircraft for 1997 Hadj operations. MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, MAS entered into an agreement on behalf of World Airways for World Airways to provide two DC-10 aircraft to fly in the 1998 Indian Hadj.

World Airways has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract which ended in February 1998. World Airways and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1998 in order to meet the contracts' original obligations. World Airways can provide no assurances, however, that World Airways will, in fact, be able to do so.

Malaysian Airlines is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region, but it has remained current with its payments for committed block hour minimums provided in the contracts. Failure by Malaysian Airlines to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of World Airways.

Garuda. World Airways has flown for Garuda periodically since 1973 and yearly since 1988. Since 1988, World Airways has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on World Airways' aircraft. World Airways has reached an agreement with Garuda to operate six aircraft during the 1998 pilgrimage.

Philippine Airlines. World Airways had agreements with Philippine Airlines to operate four passenger aircraft until November 1997. As a result of the economic distress experienced in the Philippines, World Airways negotiated to terminate the agreements on two of the aircraft effective in August 1997, and received monthly termination payments totaling $3.0 million through the original end of the agreements in November 1997. In addition, the contracts on the remaining two aircraft were extended until February 1998 and the per block hour rates for those two aircraft were reduced slightly. The two aircraft which were removed from Philippine Airlines service were redeployed by World Airways under agreements with other customers. The contract with Philippine Airlines expired in February 1998.

U.S. Air Force. World Airways has provided international air transportation to the U.S. Air Force since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force grants awards to CRAF participants for peacetime transportation of personnel and cargo. Although World Airways' agreements with the USAF provide for full service contracts with certain minimum performance requirements, World Airways has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. It is uncertain, however, what impact, if any, the instability within the Middle East will have upon World Airways' future flight operations.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to CRAF. World Airways utilizes such teaming arrangements to maximize the value of potential awards. World Airways leads a contractor teaming arrangement that enjoys a large market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, World Airways' portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $73.4 million for the government's 1997-98 fiscal year. The current annual contract commenced on October 1, 1997 and expires on September 30, 1998. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

VASP. World Airways leased a cargo plane to Viacao Aereo Sao Paulo ("VASP"),a Brazilian airline, under an ACMI contract which began in June 1997 and terminated prior to December 31, 1997. World Airways also during 1997 entered into a Memorandum of Agreement with VASP for the lease of two MD-11 passenger aircraft for a six-month term with a six-month renewal option. This contract was not finalized in 1997 and World Airways currently is not contracting with VASP for any aircraft. The aircraft intended for VASP have been redeployed to other customers of World Airways.

Although World Airways' customers bear the financial risk of filling World Airways' aircraft with passengers or cargo, World Airways can be affected adversely if its customers are unable to operate World Airways' aircraft profitably, or if one or more of World Airways' customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, World Airways can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements.

As a result of these and other contracts, World Airways had an overall contract backlog at December 31, 1997 of $305.8 million, compared to $468.0 million at December 31, 1996. Approximately $199.4 million of the backlog relates to operations during 1998. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 57% of the backlog relates to its contracts with Malaysian Airlines, included in which are the revenues associated with the three cargo aircraft for Malaysian Airlines (see "Significant Customer Relationships - Malaysian Airlines" for further discussion of these contracts). Consistent with prior years, World Airways has substantial uncontracted capacity in the third and fourth quarters of 1998 and beyond. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, World Airways is actively seeking customers for 1998 and beyond, and has historically been successful in obtaining new customers. World Airways' financial results and financial condition would be affected adversely if World Airways is unable to secure additional business to reduce this excess capacity.

The information regarding major customers and foreign revenue is contained in
Note 19 "Major Customers" of WorldCorp's "Notes to Consolidated Financial Statements" in Item 8.

Competition

The market for outsourcing air passenger and cargo ACMI services is highly competitive. Certain of the passenger and cargo air carriers against which World Airways competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to World Airways. World Airways believes that the most important bases for competition in the ACMI outsourcing business are the age of the aircraft fleet, the passenger, payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the ACMI outsourcing market include MartinAir Holland, Tower Air and American TransAir and all-cargo carriers, such as Atlas Air, Gemini Air Cargo, Polar Air Cargo and Kitty Hawk, and scheduled and non-scheduled passenger carriers which have substantial belly capacity. The ability of World Airways to continue to grow depends upon its success in convincing major international airlines that outsourcing some portion of their air passenger and cargo business remains more cost-effective than undertaking passenger or cargo operations with their own incremental capacity and resources.

The allocation of military air transportation contracts by the USAF is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of national emergencies. The formation of competing teaming arrangements comprised of larger partners than those sponsored by World Airways, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of World Airways' current partners, could adversely affect the size of the USAF contracts, if any, which are awarded to World Airways in future years.

Cyclical Nature of Air Carrier Business

World Airways operates in a challenging business environment. The air transportation industry is highly sensitive to general economic conditions. Since a substantial portion of passenger airline travel (both business and personal) is discretionary, the industry tends to experience severe adverse financial results during general economic downturns and can be adversely affected by unexpected global political developments. The financial results of air cargo carriers are also adversely affected by general economic downturns due to the reduced demand for air cargo transportation. In 1993 and 1994, the combination of a generally weak global economy and the depressed state of the air transportation industry adversely affected World Airways' operating performance.

Seasonality

Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. World Airways experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1998, World Airways' flight operations associated with the Hadj pilgrimage will occur from February 28 to May 12. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years.

Geographic Concentration

World Airways derives a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. Any further economic decline or any military or political disturbance in this area may interfere with World Airways' ability to provide service in this area. In 1997, the affects of the adverse economic conditions in Malaysia and Indonesia and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. These conditions and similar conditions in other countries in the Asia Pacific Region could have a material adverse effect on the operations of Malaysian Airlines and Garuda Indonesia, and therefore on the operations of World Airways. However, management also believes these conditions could provide new opportunities to wet lease aircraft to airlines customers, particularly those who have deferred or canceled new aircraft orders but are still in need of providing additional airlift.

Utilization of Aircraft

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for World Airways to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of World Airways' existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. As mentioned above, a significant portion of World Airways' contract backlog at December 31, 1997, relates to its multi-year contracts with Malaysian Airlines which is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific region. In addition, World Airways has substantial uncontracted capacity in the third and fourth quarters of 1998 and beyond. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or World Airways has obtained additional ACMI contracts for the aircraft to service. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but World Airways can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

Aircraft Fleet

World Airways' strategy is to attempt to ensure that each of the aircraft in its fleet is to a large extent contractually dedicated by World Airways to the service of one or more customers, with limited aircraft available to provide back-up capability. Therefore, in the event the use of one or more of World Airways' aircraft was lost, World Airways might have difficulty fulfilling its obligations under one or more of these contracts, if it were unable to obtain substitute aircraft. On October 24, 1997, one of World Airways' MD-11 aircraft was damaged upon landing. The aircraft was out of service for approximately two and a half months while certain repairs were made. World Airways expects insurance to cover repair and certain related costs, but World Airways' loss of revenues that would have been generated by the aircraft's use had an adverse effect on World Airways' financial condition and results of operations for the fourth quarter of 1997.

Maintenance

Engine maintenance accounts for most of World Airways' annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. World Airways outsources major airframe maintenance and power plant work to several suppliers. World Airways has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. The specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while World Airways believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. World Airways began to accrue these increased expenses in 1997 and such expenses will continue to increase during the remainder of the term of the contract as World Airways' aircraft fleet ages.

Operating Losses

While World Airways generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, World Airways incurred a net loss of $14.0 million, which resulted from operating losses incurred in World Airways' scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. While World Airways generated operating income for the year ended December 31, 1997 of $16.9 million, there can be no assurance that World Airways will be able to continue generating operating income for 1998 or future years.

InteliData

InteliData was incorporated on August 23, 1996 under the Delaware General Corporation Law in order to effect the mergers ("Mergers") of US Order and Colonial Data. The Mergers were announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Mergers were consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. Accounting for the Mergers was treated as a purchase of Colonial Data by US Order. Accordingly, the financial statements of InteliData reflect the results of US Order through November 7, 1996 and the consolidated results of US Order and Colonial Data thereafter.

Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co., an Ohio corporation ("Braun Simmons"), for approximately $7 million consisting of cash and US Order common stock (and including US Order transaction costs) pursuant to a merger of Braun Simmons into US Order (the "Braun Simmons Acquisition"). Braun Simmons was an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions.

The excess purchase price over the fair value of net assets acquired resulted in goodwill of $49.5 million in connection with the Mergers, and $1.9 million in connection with the Braun Simmons Acquisition which were being amortized on a straight-line basis over fifteen years and seven years, respectively. Based on rapid market and technological changes in 1997, the goodwill generated from these transactions was considered impaired and was written-off in the third quarter of 1997. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future cash flows generated by the assets.

In connection with the Mergers and the Braun Simmons Acquisition, InteliData charged, as of the respective dates of such transactions, in-process research and development expenses of $72.3 million for the Mergers and $4.9 million for the Braun Simmons Acquisition, for purchased in-process technology that had not reached technological feasibility as of the respective dates of such transactions and which did not have alternative future uses.

The business of InteliData consists of the businesses previously conducted by US Order and Colonial Data. InteliData develops and markets products and services for the telecommunications and financial services industries through its telecommunications and electronic commerce business divisions.

The telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies ("RBOCs") and other telephone companies ("telcos"). InteliData has concentrated its product development and marketing efforts on products that support Caller ID and other emerging intelligent network services, including smart telephones which provide consumers call management features and the ability to access numerous network services and interactive applications via telephone. InteliData currently offers a line of Caller ID adjunct units, smart telephones, small business telecommunications systems and high-end telecommunications equipment. InteliData also repairs and refurbishes telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

The electronic commerce division develops and markets products and services to assist financial institutions in their home banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their banks and credit unions electronically, and to assist financial institutions in connecting to and transacting business with third parties, including data processors and billers. The services focus on consulting and maintenance agreements that support InteliData's products.

InteliData has initiated a comprehensive process to evaluate its current business strategy, including customer relationships and market opportunities. This could result in further restructuring charges in 1998.

During the fourth quarter of 1997, InteliData announced its intention to sell the interactive services division which was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communications Systems ("PCS") devices and personal digital assistants ("PDAs"). The discontinued operations of the interactive services division are not considered to be material to the overall financial statements.

Successful Implementation of Business Strategy

During 1997, as the market for telecommunications products and services changed, InteliData reorganized its telecommunications business in an effort to streamline its operations and focus its telecommunications business on providing customer acquisition services to telcos and on developing a market for small office/home office ("SOHO") products. InteliData also continues to conduct its electronic commerce business, selling software to banks. There can be no assurances that InteliData will be able to successfully implement this business strategy or effectively fund and grow two distinctly separate lines of business.

Developing Marketplace

Electronic commerce and telecommunications are developing markets. InteliData's future growth and profitability will depend, in part, upon consumer acceptance of electronic home banking and telecommunications technologies. Even if these markets experience substantial growth, there can be no assurance that InteliData's products and services will be commercially successful or benefit from such growth. Much of InteliData's success in the home banking market depends on the financial institutions' success in marketing to the consumer. Much of InteliData's success in the telecommunications market depends on InteliData's ability to meet design specifications and delivery requirements for its products and services. There can be no assurance of the timing of introduction of, necessary regulatory approvals for, or market acceptance of these services and applications.

Fluctuations in Operating Results

InteliData may experience fluctuations in quarterly operating results due to a variety of factors, some of which are beyond InteliData's control. These include the size and timing of customer orders, changes in InteliData's pricing policies or those of its competitors, new product introductions or enhancements by competitors, delays in the introduction of new products or product enhancements by InteliData or by its competitors, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales, marketing, and research and development expenses by InteliData and its competitors, the timing of programs offering Caller ID or other intelligent network services by a telco, disruptions in sources of supply, the effects of regulation on Caller ID and other intelligent network services, the timing and extent of promotional activities by a telco, changes in service charges by a telco, other changes in operating expenses, personnel changes and general economic conditions. Additionally, certain RBOCs have recently merged and InteliData is unable to assess the future effect on InteliData of these mergers and of other possible consolidations in the telecommunications industry. No assurance can be given that such quarterly variations will not occur in the future and, accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

Reliance on Caller ID Revenues

A substantial majority of InteliData's revenues are derived from sales and leases of its Caller ID products. Caller ID is a mature market and InteliData has experienced declining gross margins from increased competition. The sale or lease of these products is directly linked to the implementation and promotion of Caller ID service by telcos. The timing of such implementation may be affected by government regulation, by changes in the telecommunications industry resulting from changes in the regulatory and competitive environment, by switch and software upgrades and by other factors. There can be no assurance that telcos will continue to introduce and promote this service successfully or that it will gain widespread market acceptance. Delays in the introduction of Caller ID service in local markets or failure of this service to gain widespread market acceptance would materially and adversely affect InteliData's business, operating results and financial condition.

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

Technological Considerations

InteliData's business activities are concentrated in fields characterized by rapid and significant technological advances. There can be no assurance that InteliData will remain competitive technologically or that InteliData's products, processes or services will continue to be reflective of such advances. Failure to introduce new products or product enhancements that achieve market acceptance on a timely basis could materially and adversely affect InteliData's business, operating results and financial condition. There can be no assurance that InteliData will not encounter unanticipated technical, marketing or other problems or delays relating to new products, features or services which InteliData has recently introduced or which it may introduce in the future. Moreover, there can be no assurance that InteliData's new products, features or services will be successful, that the introduction of new products, features or services by InteliData's competitors will not materially and adversely affect the sales of InteliData's existing products or that InteliData will be able to adapt to future changes in the telecommunications industry. Most of InteliData's competitors and potential competitors have significantly greater financial, technological and research and development resources than InteliData.

Dependence on Foreign Production

InteliData's Caller ID units and certain other products, are manufactured by companies with facilities in Hong Kong, Taiwan, and the People's Republic of China. These facilities are supplemented, in part, by other manufacturers in Asia for certain smart telephone and small business system products and by limited manufacturing facilities in Connecticut. The availability or cost of these telecommunications products may be adversely affected by political, economic or labor conditions in Hong Kong, Taiwan or the People's Republic of China, including the 1997 return of Hong Kong to China, and by fluctuations in currency exchange rates. In addition, a change in the tariff structure or other trade policies of the United States or countries from which InteliData will import products could adversely affect InteliData's foreign manufacturing strategies.

Competition

Telecommunications

The market for InteliData's products is highly competitive and subject to increased competition resulting from rapid technological change as well as resulting from changes in the telecommunications regulatory environment, telecommunications industry consolidation and the emergence of new market entrants. At present, InteliData's principal competitors are CIDCO, Lucent, and Northern Telecom. InteliData's Caller ID products also compete with Caller ID adjuncts and telephones offered by Panasonic, Sony, Thomson, TT Systems and US Electronics.

InteliData expects competition in the markets for its telecommunications products and services to increase in the future and expects competition from existing and new competitors, possibly including RBOCs, other telcos or other current customers, as well as from network switch-based services and from the increased application of cellular technology. InteliData's primary current and potential competitors in the market for its telecommunications products and services have substantially greater financial, marketing and technical resources than InteliData. Competition could materially and adversely affect InteliData's results of operations through price reductions and loss of market share.

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

Electronic Commerce

The market for interactive products and services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new product introductions. InteliData's home banking products and services compete with services offered by a number of competitors and competition may intensify as a result of new market entrants. Banks have developed home banking products for their own customers and, in the future, may offer these services to other banks. Non-banks also may develop home banking products to offer to banks. Computer software and data processing companies also offer home banking services. InteliData expects that competition in these areas will increase in the near future.

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

In the United States, Caller ID and other intelligent network services are subject to federal and state regulation. Caller ID and other intelligent network services may in the future be subject to further regulation by the federal government, state public utility commissions and other regulatory authorities, as well as court challenges, including possible challenges due to protests from special interest groups that object to such services on the basis of privacy concerns. A series of FCC orders effective December 1, 1995, require all United States telephone service providers with Signaling System 7 switching architecture to transmit to each other without charge Caller ID number information on interstate calls within the United States (except for public pay phones, hotel and motel lines, and party lines). FCC orders also require that by March 28, 1998, telcos that offer Caller ID service must provide to their telephone subscribers without charge per-call blocking and unblocking mechanisms to block and unblock the transmission of their Caller ID information on interstate calls and must inform subscribers that their telephone numbers may be identified to a called party and how to use these blocking and unblocking capabilities

Volatility of Stock Price

The market price of InteliData's stock has experienced significant volatility. The stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and developmental stage companies and that has often been unrelated to the operating performance of such companies. Factors such as announcements of the introduction of new products or services by InteliData or its competitors, market conditions in the banking, telecommunications and other emerging growth company sectors and rumors relating to InteliData or its competitors may have a significant impact on the market price of InteliData's stock.

Limited Proprietary Protection

InteliData possesses limited patent or registered intellectual property rights with respect to its technology. InteliData depends in part upon its proprietary technology and know-how to differentiate its products from those of its competitors and works independently and from time to time with third parties with respect to the design and engineering of its own products. InteliData also relies on a combination of contractual rights and trade secret laws to protect its proprietary technology. There can be no assurance, however, that InteliData will be able to protect its technology or successfully develop new technology or gain access to such technology or that third parties will not be able to develop similar technology independently or that competitors will not obtain unauthorized access to InteliData's proprietary technology, that third parties will not misuse the technology to which InteliData has granted access, or that InteliData's contractual or legal remedies will be sufficient to protect InteliData's interests in its proprietary technology.

Certain of Lucent's Caller ID patents are licensed by Lucent to InteliData and others, including InteliData's competitors. If the Lucent license were terminated and InteliData were unable to negotiate a new patent license agreement with Lucent, InteliData would no longer be authorized to manufacture or sell Caller ID products in the United States other than to the RBOCs and to Lucent, and InteliData's business would be materially and adversely affected.

Limited Sources of Supply

The key components used in InteliData's products are currently being purchased from multiple sources, except for its application specific integrated circuit ("ASIC") chips, which are purchased from a single source. Although InteliData believes it could develop other sources for each of the components for its products, the process could take several months, and the inability or refusal of any such source to continue to supply components could have a material adverse effect on InteliData pending the development of an alternative source.

RESULTS OF OPERATIONS

World Airways

As previously discussed, on September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from the Company for approximately $24.7 million in cash (the "Purchase"). As a result of the Purchase, the Company's ownership percentage in World Airways was reduced to 46.3%.

The Company's consolidated results for the year ended December 31, 1997 include the results of World Airways for the period prior to the Purchase. Following the Purchase, the Company reports its proportionate share of World Airways' financial results using the equity method of accounting. For the year ended December 31, 1997, the Company's portion of World Airways' loss for the period after the Purchase approximated $0.5 million and is recorded in "equity in earnings (loss) of affiliates, net" in the accompanying consolidated statement of operations.

The following represents selected financial information (in thousands) for World
Airways:

                                         Year Ended December 31,
                                       -------------------------
                                           1997           1996
                                           ----           ----
Operating Revenues:
Flight operations                      $  306,800     $  296,930
Flight operations subcontracted
  to other carriers                         2,058         11,726
Other                                         554            931
                                          -------        -------
Total operating revenue                   309,412        309,587
                                          -------        -------

Operating Expenses:
Flight                                     71,845         69,128
Maintenance                                65,972         60,462
Aircraft costs                             91,422         85,227
Fuel                                       17,615         19,255
Flight operations subcontracted
  to other carriers                         2,603         12,932
Promotions, sales and commissions           9,569         8,229
Depreciation and amortization               8,651         8,032
General and administrative                 24,878        24,677
                                          -------       -------
Total operating expenses                  292,555       287,942
                                          -------       -------
Operating income                       $   16,857   $    21,645
                                       ==========   ===========

Results of operations discussed herein relate to World Airways' operations for all of 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31,
1996

Total block hours decreased 6,745 hours, or 13%, to 43,780 hours in 1997 from 50,525 hours in 1996, with an average of 12.9 available aircraft per day in 1997 compared to 14.1 in 1996. Average daily utilization (block hours flown per day per aircraft) decreased to 9.3 hours in 1997 from 9.8 hours in 1996. In

1997, World Airways continued to obtain a higher percentage of its revenues under wet lease contracts as opposed to full service contracts. In 1997, wet lease contracts accounted for 81% of total block hours, an increase from 68% in 1996.

Continuing Operations

Block hours from continuing operations decreased slightly to 43,780 hours in 1997 from 43,897 hours in 1996.

Operating Revenues. Revenues from flight operations increased $9.9 million, or 3%, in 1997 to $306.8 million from $296.9 million in 1996. Revenues in 1997 included approximately $11.2 million related to minimum guarantee payments received from Malaysian Airlines for flying levels which did not meet the minimum monthly levels specified in the contracts, and $3.0 million related to contract modification payments received from Philippine Airlines, for which World Airways incurred no related variable costs.

Operating Expenses.  Total operating expenses increased
$4.7million, or 2%, in 1997 to $292.6 million from $287.9 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $2.7 million, or 4%, in 1997 to $71.8 million from $69.1 million in 1996. This increase resulted primarily from higher crew costs relating to an accrual for the profit sharing bonus plan, an increase in wage rates including an increase in the guarantee payment, and an increase in training costs relating to crewmember attrition, partially offset by the shift in the mix of business from full service to wet lease operations. Flight attendant costs remained consistent despite the shift to wet lease operations as a result if flight attendants receiving minimum guarantee payments.

Maintenance expenses increased $5.5 million, or 9%, in 1997 to $66.0 million from $60.5 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to World Airways' continuing operations and the integration of additional aircraft into the fleet during 1996. In addition, World Airways experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. World Airways expects its maintenance expense to increase further in 1998 due to escalations in the specified rates per hour under World Airways' maintenance agreement. The increase was partially offset by a reversal in 1997 of $1.0 million of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.

Aircraft costs increased $6.2 million, or 7%, in 1997 to $91.4 million from $85.2 million in 1996. This increase resulted from the increase in the number of aircraft dedicated to World Airways' continuing operations, primarily due to the lease of two MD-11ER aircraft in March 1996, and the lease of additional spare engines necessary to maintain the expanded fleet. This increase was partially offset by the reversal of approximately $0.9 million in lease costs, which had been recorded in 1996, as a result of a settlement with the engine manufacturer for reimbursements related to disputed spare engine lease charges.

Fuel expenses decreased $1.7 million, or 9%, in 1997 to $17.6 million from $19.3 million in 1996. This decrease is due primarily to the shift from full service to wet lease operations where World Airways is not responsible for fuel costs. This decrease was partially offset by an increase in price per gallon.

Promotions, sales and commissions increased $1.4 million, or 17%, in 1997 to $9.6 million from $8.2 million in 1996. This increase resulted primarily from an increase in commissions related to increased flying during 1997 under the Philippine Airlines contracts.

Depreciation and amortization increased $0.7 million, or 9%, in 1997 to $8.7 million from $8.0 million in 1996. This increase resulted primarily from depreciation on the increased levels of spare parts required to support the additional MD-11 aircraft described above, partially offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses increased $0.2 million, or 1%, in 1997 to $24.9 million from $24.7 million in 1996. This increase was primarily due to the hiring of additional administrative personnel, beginning in the second quarter of 1996, necessary to support the growth in World Airways' core business and related marketing efforts and an increase in property tax accruals. This increase was partially offset by a reduction in certain legal and professional fees.

Discontinued Operations

World Airways commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, World Airways generated $4.2 million in losses related to these operations. In the second quarter of 1996, World Airways expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As World Airways was unable to operate these scheduled service operations profitably, in July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996. World Airways recognized an additional $0.5 million of expense in the fourth quarter of 1997 and believes that substantially all the costs relating to the disposal have been recorded as of December 31, 1997. World Airways is subject to claims arising as a result of the discontinuance of its scheduled service operations, but World Airways believes it has substantial defenses to these actions.

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

Operating Expenses. Total operating expenses increased $61.4 million, or 27%, in 1996 to $287.9 million from $226.5 million in 1995.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $5.5 million, or 9%, in 1996 to $69.1 million from $63.6 million in 1995. This increase resulted primarily from an increase in block hours flown and higher crew costs and up-front training expenses in connection with the integration of additional aircraft into the fleet. These increases were partially offset by a decrease in accrued profit sharing expenses. In 1995, World Airways accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual was necessary in 1996 as a result of losses from the discontinuation of scheduled service operations.

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

Promotions, sales and commissions increased $4.6 million in 1996 to $8.2 million from $3.6 million in 1995. This increase resulted primarily from commissions paid in connection with the new Philippine Airlines contract and an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

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

InteliData

As previously discussed, in August 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data were merged with and into a new public company, InteliData. Pursuant to the Mergers on November 7, 1996, InteliData became the successor corporation to US Order. As of November 7, 1996, WorldCorp's ownership interest in InteliData was approximately 28.9%.

The Company's consolidated results for 1996 and 1995 include the results of US Order for the period in 1996 prior to the Merger, and for the twelve months ended December 31, 1995, respectively. Following the Merger, the Company reports its proportionate share of InteliData's financial results using the equity method of accounting. See "Other Income (Expense)-Equity in Loss of Affiliate."

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

The following represents selected financial information (in thousands) for InteliData for the year ended December 31, 1997, compared to the year ended December 31,1996:

                                          Year Ended December 31,
                                    ---------------------------------
                                        1997                   1996
                                        ----                   ----
Revenues
  Telecommunications                $   56,358            $   10,942
  Electronic commerce                    3,951                 2,957
                                        ------                ------

     Total revenues                     60,309                13,899
                                        ------                ------

Cost of revenues
  Telecommunications                $   41,385            $    8,791
  Electronic commerce                    2,129                 1,657
                                        ------                ------
    Total cost of revenues              43,514                10,448
                                        ------                ------
    Gross profit                        16,795                 3,451

Operating expenses
General and administrative              14,826                16,121
Selling and marketing                   13,891                 2,011
Research and development                 9,691                 2,649
Unusual charges                         69,691                78,782
                                       -------               -------
Total operating expenses               108,099                99,563
                                       -------               -------
Operating loss                      $ (91,304)            $ (96,112)
                                      ========              ========

The consummation of the Mergers on November 7, 1996 and the required accounting presentation of the historical financial statements had a significant impact on the results of InteliData's operations for 1997 compared to 1996. InteliData's consolidated total revenues and all categories of expenses are significantly greater in 1997 than 1996 because 1997 results include a full year of operations for all businesses and 1996 results only include approximately two months of Colonial Data's operations and three months of Braun Simmons' operations.

For the year ended December 31, 1997, InteliData's revenues were $60.3 million, including $56.4 million generated by the telecommunications division primarily resulting from marketing and promotional campaigns for Caller ID units and services conducted by telcos and InteliData. In addition, InteliData realized an increase in revenues generated from its electronic commerce division which totalled approximately $3.9 million in 1997, attributed primarily to revenues generated by the professional service and maintenance contracts associated with the expansion of the division's software sales. This increase was partially offset by the elimination of customer service support provided to Visa-member banks during the second half of 1997. During 1997, InteliData transitioned from providing primarily back-end support to financial institutions to selling software that assists financial institutions in processing customers who bank remotely, either from a personal computer or telephone. InteliData expects that revenues generated in the electronic commerce division in 1998 will be a direct result of software sales and the related consulting business.

InteliData's cost of revenues for 1997 increased to $43.5 million, including $41.4 million from its telecommunications division. Gross profit margins for the telecommunications and electronic commerce divisions were 27% and 46%, respectively, for 1997, compared to 20% and 44%, respectively, in 1996. Gross profit margins for the telecommunications division increased due to the Mergers and the change in product mix and increased margins on the U.S. West lease base. The increase in gross profit margin for the electronic commerce division is attributed to a change in the products and services offered between the two periods. During 1997, InteliData experienced declining gross margins in Caller ID products because the market matured and competition increased. InteliData expects its gross margin percentages to vary in future periods based upon the revenue mix between product sales and services revenues and based upon the composition of services revenues earned during the period.

InteliData's total operating expenses were $108.1 million during 1997. Included in the 1997 operating expenses were unusual charges of $69.7 million associated primarily with a strategic repositioning of InteliData's telecommunications division based on recent events in the marketplace and a corporate restructuring. In connection with this repositioning and corporate restructuring, InteliData evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of intangible assets due to impairment, adjust inventory carrying amounts to the lower of cost or market, and reflect certain restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Additionally, InteliData adjusted the carrying value of a receivable from the sale of stock for an advertising credit based on its expected use of the credit. Such charges aggregated $49.8 million for the impairment of intangible assets; $11.3 million for inventories and commitments; $2.4 million for restructuring charges and separation agreements; $3.7 million for assets relating to the joint venture; and $2.5 million for impairment of the advertising credits. The impairment was measured based on the excess of the net carrying value of the assets over the assets' fair values. The fair values of the assets were generally determined based on estimates of future cash flows to be generated by the assets. The charges related to the joint venture are associated with the termination of the Worldwide Telecom joint venture by InteliData in the third quarter of 1997.

General and administrative expenses decreased primarily as a result of expenses related to 1996 losses in the amount of $2.8 million related to InteliData's investment in Home Financial Network, Inc. ("HFN"), a development stage personal computer software company, and the associated goodwill. The Company believed its investment in HFN was impaired based on its history of losses. In 1997, $1.3 million of losses for the HFN investment were incurred along with increased expenses associated with employing certain general and administrative personnel
for a full year in 1997 and increased litigation expenses during 1997.   Also
contributing to the difference were the amortization of intangible assets and nonrecurring charges for certain customer service operations. As a result of InteliData's increased marketing efforts to promote its residential and small business telecommunications product lines to retail markets and to regional Bell operating companies and other telephone operating companies, selling and marketing expenses increased during 1997 compared to 1996. Finally, research and development costs increased during 1997 primarily from the developing, designing, and testing of new products and services. InteliData has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of InteliData in the future.

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

On November 7, 1996, US Order and Colonial Data were merged with and into InteliData. As described above, following the Mergers, WorldCorp reports its share of InteliData's financial results under the equity method of accounting. As a result of the Mergers, during 1996, InteliData reported one-time, noncash merger related charges of approximately $72.3 million, of which WorldCorp recorded its 28.9% share, or $20.9 million. These charges related to the write-off of in-process research and development expenses for purchased in-house technology that had not reached technological feasibility as of the date of the Mergers with Colonial Data and did not have alternative future uses. The remaining $2.4 million loss represents WorldCorp's proportionate share of InteliData's operating results for the period following the Merger.

WorldCorp

Operating Expenses

General and administrative expenses decreased by $1.6 million for the year ended December 31, 1997 to $2.2 million from $3.8 million during the comparable 1996 period. This decrease was primarily due to a reduction of legal fees, bank fees and wages.

General and administrative expenses decreased by $0.5 million for the year ended December 31, 1996 to $3.8 million from $4.3 million in the comparable 1995 period. This decrease was primarily due to a reduction in legal and professional fees.

Other Income (Expense)

Equity in Earnings (Loss) of Affiliates, Net. On September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million in cash. As a result of the purchase, the Company's ownership percentage in World Airways was reduced to 46.3% and, as such, beginning September 18, 1997, WorldCorp reports its share of World Airways' net assets and results of operations under the equity method of accounting. The Company's portion of World Airways' loss for the period after the purchase approximated $0.5 million and is recorded in "equity in earnings (loss) of affiliates, net."

The Company's equity in the losses of InteliData, described above, approximated $26.5 million and $23.3 million for the years ended December 31, 1997 and 1996, respectively.

Gain (Loss) on Issuances (Purchases) of Equity by Affiliates, Net and Gain on Sales of Subsidiaries' Stock. As a result of the purchase by World Airways of 3,227,000 shares of its common stock from WorldCorp, WorldCorp recognized a gain on sale of its common stock of World Airways of approximately $17.6 million in 1997, which was partially offset by a $8.7 million loss on purchases of equity by World Airways.

As a result of the Mergers in 1996, WorldCorp recognized a gain on the issuance of equity by InteliData of $42.6 million which was partially offset by the elimination of approximately $1.3 million of goodwill related to US Order. Also, in 1996, the Company recognized a gain of $1.8 million associated with US Order's issuance of stock to acquire Braun Simmons. Finally, the Company recorded a loss of approximately $4.2 million as a result of World Airways' purchase of treasury stock during 1996.

Interest Expense. Interest expense decreased $2.1 million, or 18% in 1997 to $9.6 million in 1997 from $11.7 million in 1996. The decrease is primarily due to the extinguishment of the $25.0 million subordinated notes in September 1996, partially offset by the addition of the $10.0 million Senior Subordinated Notes entered into on September 30, 1996.

Other, Net. Other expenses decreased by $1.6 million from expense of $1.6 million in 1996 to income of $0.03 million in 1997, primarily due to a $1.6 million loss in 1996 representing US Order's proportionate share of losses of an affiliate accounted for under the equity method.

Other expenses increased by $3.3 million from income of $1.7 million in 1995 to expense of $1.6 million in 1996, primarily due to a $1.6 million loss representing US Order's proportionate share of losses of an affiliate accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, which have not paid dividends on common stock since 1992. At December 31, 1997, World Airways has a working capital deficit of $1.8 million and has substantial debt and lease commitments. At December 31, 1997, InteliData has working capital of $32.4 million, with no long-term debt. World Airways' ability to pay dividends is currently restricted under certain borrowing arrangements. Additionally, World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their businesses and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

As of December 31, 1997, WorldCorp has $4.7 million in cash and cash equivalents and has substantial parent company repayment obligations for 1998, including principal and interest of approximately $15.6 million for 1998. Included in this amount is $10.0 million of senior subordinated notes outstanding. Subsequent to year-end, the Company prepaid $5.0 million of the senior subordinated notes and the remaining $5.0 million may be required to be prepaid in the near term in the event the Company does not meet the minimum "Asset Value" requirement, as defined, at the end of any quarter. Subsequent to year-end, World Airways loaned the Company $2.0 million, which was used by WorldCorp to pay debt obligations. In order to meet its debt service obligations and its general and administrative costs, the Company must use its cash and either sell shares of World Airways or InteliData, or obtain additional financing, refinance existing borrowings or obtain concessions from its lenders. WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for certain borrowings (see Item 1 - Business).

Although management intends to attempt to refinance certain of its borrowings or arrange for concessions from its lenders, there can be no assurance that these efforts will be successful. As a result, substantial doubt exists regarding the Company's ability to meet its obligations in 1998 and to continue as a going concern.

For a separate discussion of factors affecting World Airways' and Intelidata's liquidity and capital resources, refer to Exhibits 10.58 and 10.59, respectively.

Cash Flows from Operating Activities

Operating activities provided $24.0 million in cash for the year ended December 31, 1997 compared to using $25.4 million of cash in the comparable period in 1996. This increase in cash in 1997 resulted primarily from World Airways providing cash from operating activities for the period January 1, 1997, through September 17, 1997, due to an increase in net earnings and a decrease in accounts receivable partially offset by a decrease in accounts payable.

Cash Flows from Investing Activities

Investing activities used $61.3 million in cash for the year ended December 31, 1997 compared to using $26.0 million in the comparable period in 1996. This increase in cash used resulted primarily from the reduction of the Company's consolidated cash as a result of the Company's change to the equity method of accounting for its investment in World Airways. This increase was partially offset by a reduction in World Airways' purchases of rotable spare parts during 1997.

Cash Flows from Financing Activities

Financing activities provided $29.5 million in cash for the year ended December 31, 1997 compared to using $10.6 million in the comparable period in 1996. In 1997, the Company received $23.7 million, net from the sale of 3,227,000 shares of its World Airways' common stock. In addition, the Company increased its net borrowings by $10.6 million during 1997. In 1996, the Company and World Airways purchased 1,337,500 and 718,000 shares respectively, of their common stock in the fourth quarter of 1996.

Financing Developments

On August 29, 1996, the Company entered into a bridge loan (the "Bridge Loan") with a financial institution pursuant to which the Company borrowed $25.0 million and subsequently retired its existing 13 7/8% Subordinated Notes of the same amount. The Bridge Loan was due September 29, 1997 and earned interest of LIBOR plus 2.5%, payable monthly. On September 30, 1996, the Company entered into a purchase agreement (the "Purchase Agreement") which contained a series of Senior Subordinated Notes ("Notes") totaling $10.0 million which was used to retire $10.0 million of the Bridge Loan in October 1996. The remaining balance on the Bridge Loan of $15.0 million was repaid in September 1997.

As described above, subsequent to year-end, the Company prepaid $5.0 million of the Notes pursuant to mandatory prepayment obligations under the Indenture governing the Notes (the "Indenture"). The Company may be required to prepay the remaining $5 million outstanding under the Notes if it does not meet the minimum "Asset Value" requirement, as defined, at the end of any quarter. There can be no assurance that the Company will satisfy such requirement in 1998.

Subsequent to year-end, the World Airways loaned the Company $2.0 million, which was used by Company to pay debt obligations. The loan is collateralized by one million of World Airways' stock owned by the Company and bears interest at prime plus 2.5% and is due April 28, 1998.

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

World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. In November 1996, as the FAA has increased its scrutiny of U.S. airlines, World Airways was assessed a preliminary fine of $810,000 in connection with certain security violations by ground handling crews contracted by World Airways for services at foreign airport locations. Under 49 U.S.C., Section 46301, any violation of pertinent provisions of 49 U.S.C. Subsection 40101 or related rules is subject to a civil penalty for each violation. Upon review of the evidence or facts and circumstances relating to the violation, the statute allows for the compromise of proposed civil penalties. The penalties were proposed by the FAA in connection with recent inspections at foreign airport facilities and relate primarily to ground handling services provided by World Airways' customers in connection with their operations; specifically, the inspection procedures of its aircraft, passengers and associated cargo. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements, despite the fact that the flights in question did not originate or terminate in the United States. World Airways has taken steps to comply with the U.S. requirements. In September 1997, the Company entered into a consent order and settlement agreement with the FAA in connection with the above-mentioned alleged violations. Pursuant to this agreement, the Company is liable for the sum of $610,000, of which $405,000 was paid in September. The remaining $205,000 was suspended and will be forgiven if the Company complies with the provisions of the settlement agreement, including not incurring any security violations during the one year period following the execution of the settlement agreement. While World Airways believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the financial condition or results of operations of World Airways.

In connection with the discontinuance of World Airways' scheduled service operations, it is subject to claims by various third parties and may be subject to further claims in the future. One claim has been filed in connection with its discontinuance of scheduled service to South Africa, seeking approximately $37.8 million in compensatory and punitive damages, has been settled by the parties for approximately $0.7 million. Also, a claim has been filed in Germany against World Airways by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. World Airways believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation.

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

World Airways' cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998. Approximately 37% of World Airways' employees are covered under the collective bargaining agreement. World Airways expects to begin negotiations in April 1998 and cannot predict the outcome of the negotiations or their possible impact on World Airways' financial condition and results of operations.

World Airways' flight attendants, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. World Airways' flight attendants argued the "scope clause" of the collective bargaining agreement had been violated by World Airways and challenged the use of foreign flight attendant crews on World Airways' flights for Malaysian Airlines and Garuda Indonesia which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that World Airways' contract with its flight attendants requires World Airways to first actively seek profitable business opportunities that require using World Airways' flight attendants, before World Airways may accept wet lease business opportunities that use the flight attendants of World Airways' customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. World Airways and the Teamsters are presently in discussions regarding these grievances. At this time, however, World Airways can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. World Airways can provide no assurances as to how the resolution of this matter will affect World Airways' financial condition and results of operations.

World Airways' aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). This contract became amendable on June 30, 1993. In May 1995, the parties reached agreement with respect to a new four-year contract. This contract was ratified in February 1996. Fewer than 12 World Airways employees are covered by this collective bargaining agreement.

World Airways is unable to predict whether any of its employees not currently represented by a labor union will elect to be represented by a labor union or collective bargaining unit. The election by such employees of representation in such an organization could result in employee compensation and working condition demands that could have a material adverse effect on the financial results of World Airways.

Dividend Policy

WorldCorp has never paid any dividends and does not plan to do so for the foreseeable future. The Indenture governing the Notes, and the Indenture governing the Company's Debentures, in certain circumstances, restrict the Company from paying dividends or making distributions on its common stock. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, neither of whom intend to pay dividends in the foreseeable future. In addition, World Airways' ability to pay dividends is currently restricted under a borrowing arrangement. Also, see Note 23 "Subsequent Event" of the Company's "Notes to Consolidated Financial Statements" in Item 8.

Income Taxes

As of December 31, 1997, the Company has net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $63.0 million. There can be no assurance that the operations of the Company will generate taxable income in future years so as to allow the Company to realize a tax benefit from its net operating loss carryforwards ("NOLs"). The NOLs are subject to examination by the IRS and thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, an ownership change of the Company, as defined in the Internal Revenue Code, may occur in the future and may result in the imposition of a lower annual limitation on the Company's NOLs existing at the time of any such ownership change.

As a result of certain transactions with MHS in 1994, World Airways is no longer consolidated with the Company for income tax purposes. As of December 31, 1997, World Airways had NOLs for federal income tax purposes of $92.2 million, which is only available to offset future federal taxable income of World Airways. Of this amount, $27.8 million is subject to a $6.9 million annual limitation resulting from an ownership change, pursuant to the Internal Revenue Code of 1986, as amended, which occurred in 1991. In addition, future transactions in the stock of the Company, World Airways or World Airways' stockholders could cause an additional ownership change at World Airways, which could result in a substantial reduction in the annual limitation in the use of World Airways' NOLs and the loss of a substantial portion of the NOLs available to World Airways.

Year 2000

The Company has begun a comprehensive review of its computer system to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversion are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The Company has not yet estimated the cost of modifying its computer systems.

Effects Of New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income". FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of this Statement for fiscal years beginning after December 15, 1997. Earlier application is permitted, however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of FAS No. 130 will not materially impact the manner of presentation of its financial statements as currently and previously reported.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "Disclosure about Segments of an Enterprise and Related Information". FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement for fiscal years beginning after December 15, 1997. Earlier application is permitted, however, upon adoption the Company will be required to restate previously reported annual segment and related information in accordance with the provisions of FAS No.
131. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

Inflation

The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        WORLDCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)



                                                              December 31,
                                                              ------------
                                                         1997             1996
                                                         ----             ----
CURRENT ASSETS

Cash and cash equivalents, including restricted
  cash of $447 at December 31, 1996 (Note 21)      $     4,659      $    12,462

Restricted cash and short-term investments
  (Notes 8, 12 and 21)                                      --            2,047

Trade accounts receivable, less allowance for
  doubtful accounts of $413 at December 31, 1996
  (Note 12)                                                 --           15,460

Other receivables                                          214            4,667

Due from affiliate, net (Note 6)                            --            5,548

Prepaid expenses and other current assets
  (Notes 9 and 20)                                          57            8,314

Assets held for sale (Notes 10 and 13)                      --              500
                                                         -----           ------

         Total current assets                            4,930           48,998
                                                         -----           ------

ASSETS HELD FOR SALE (Notes 10 and 13)                      --            3,425

EQUIPMENT AND PROPERTY (Notes 10 and 13)
Flight and other equipment                               3,114           75,191
Equipment under capital leases                             173           11,639
                                                         -----           ------
                                                         3,287           86,830
Less accumulated depreciation and amortization           3,026           21,357
                                                         -----           ------

Net equipment and property                                 261           65,473
                                                         -----           ------

LONG-TERM OPERATING DEPOSITS (Note 13)                      --           15,951

INVESTMENT IN AFFILIATES (Notes 4 and 5)                 8,344           36,299

OTHER ASSETS AND DEFERRED CHARGES, NET
  (Notes 5, 6, 9 and 20)                                 2,454            5,145

INTANGIBLE ASSETS, NET (Note 11)                           843            1,072
                                                        ------          -------

TOTAL ASSETS                                       $    16,832      $   176,363
                                                        ======          =======

                                                                    (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (in thousands except share data)

                                                             December 31,
                                                             ------------
                                                         1997              1996
                                                         ----              ----
CURRENT LIABILITIES
Notes payable (Note 12)                               $     --      $    26,386
Current maturities of long-term obligations
  (Note 13)                                              9,626            9,990
Accounts payable                                           187           23,939
Due to affiliate, net (Notes 4 and 6)                      259            1,767
Net liabilities of discontinued operations (Note 3)         --            1,834
Unearned revenue                                            --            3,046
Accrued maintenance in excess of reserves paid              --            9,770
Accrued salaries and wages (Note 20)                       610           10,344
Accrued interest                                           818              981
Accrued taxes                                               99            1,249
                                                        ------           ------
Total current liabilities                               11,599           89,306
                                                        ------          -------

LONG-TERM OBLIGATIONS, NET (Note 13)                    65,000          104,804
                                                        ------          -------

OTHER LIABILITIES
Deferred gain from sale leaseback transactions,
  net of accumulated amortization of $19,099 as of
  December 31, 1996                                         --            6,252
Accrued postretirement benefits (Note 16)                   --            2,545
Accrued maintenance in excess of reserves paid              --            6,867
Other                                                      163            3,378
                                                        ------          -------
Total other liabilities                                    163           19,042
                                                        ------          -------

TOTAL LIABILITIES                                       76,762          213,152
                                                        ------          -------

MINORITY INTEREST (Notes 4 and 6)                           --            3,548

COMMON STOCKHOLDERS' DEFICIT (Notes 5, 12,
  13, 14, 15, 16 and 20)
Common stock, $1 par value, (60,000,000
  shares authorized, 16,642,511 shares issued
  and 13,883,243 shares outstanding at
  December 31, 1997 and 16,420,350 shares issued
  and 15,020,265 shares outstanding at
  December 31, 1996)                                    16,643           16,617
Additional paid-in capital                              43,966           43,824
Deferred compensation                                     (25)            (591)
Unrealized gain on investments of affilates                125               --
Accumulated deficit                                  (110,494)         (91,366)
ESOP guaranteed bank loan (Notes 13 and 16)                 --            (805)
Treasury stock, at cost (2,759,266 and 1,596,766
  shares in 1997 and 1996, respectively)
  (Notes 1, 4 and 16)                                 (10,145)          (8,016)
                                                      --------         --------
TOTAL COMMON STOCKHOLDERS' DEFICIT                    (59,930)         (40,337)
                                                      --------         --------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 6,
  12, 13, 15, 16, 18, 19 and 21)

TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
DEFICIT                                            $    16,832      $   176,363
                                                     =========          =======

See accompanying Notes to Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)

                                           Years ended December 31,
                                           ------------------------
                                     1997              1996             1995
                                     ----              ----             ----
OPERATING REVENUES (Note 19)
World Airways                     $ 216,092        $ 309,587          $ 242,386
InteliData                               --            4,085              4,186
                                    -------          -------            -------
Total operating revenues            216,092          313,672            246,572
                                    -------          -------            -------

OPERATING EXPENSES
World Airways:
Flight                               47,892           71,121             65,223
Maintenance (Notes 6, 13 and 21)     44,698           60,462             41,843
Aircraft costs (Notes 6 and 13)      65,046           85,227             67,331
Fuel                                 10,660           19,255             16,704
Flight operations subcontracted
  to other carriers                   2,367           12,932              9,096
Promotions, sales and commissions     6,919            6,236              1,995
Depreciation and amortization         5,795            8,032              6,056
General and administrative           17,818           24,677             18,240
                                     ------           ------             ------
Total operating expenses -
World Airways                       201,195          287,942            226,488
                                    -------          -------            -------

InteliData:
Total operating expenses -
InteliData                               --           19,190              9,457
                                    -------           ------              -----

WorldCorp:
General and administrative            2,198            3,803              4,334
                                    -------            -----              -----
Total operating expenses            203,393          310,935            240,279
                                    -------          -------            -------

OPERATING INCOME                     12,699            2,737              6,293
                                     ------            -----              -----

OTHER INCOME (EXPENSE)
Interest expense (Notes 12 and 13)  (9,575)          (11,680)          (12,586)
Interest income                         931            3,389              2,909
Equity in earnings (loss) of
  affiliates, net (Notes 4 and 5)  (26,975)          (23,273)                --
Gain (loss) on issuances
  (purchases) of equity by
  affiliates, net (Notes 4 and 5)   (8,726)           38,886             43,676
Gain on sales of subsidiaries'
  stock (Notes 4 and 5)              17,615              --              23,717
Other, net                               31           (1,550)             1,676
                                    -------           ------              -----
Total other income (expense), net  (26,699)            5,772             59,392
                                   -------             -----             ------

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES
AND MINORITY INTEREST              (14,000)            8,509             65,685

INCOME TAX EXPENSE (Note 18)          (350)             (504)             (661)

MINORITY INTEREST                   (4,778)             (568)             (866)
                                    ------              ----              ----

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS                         (19,128)            7,437             64,158

DISCONTINUED OPERATIONS (Note 3)
Loss from discontinued operations
  (less applicable income tax
   benefit of $83 in 1996)              --           (11,720)           (5,250)
Loss on disposal (less applicable
  income tax benefit of $562 in
  1996)                                 --           (20,655)                --
                                    ------           -------           --------

LOSS FROM DISCONTINUED OPERATIONS
BEFORE MINORITY INTEREST                --           (32,375)           (5,250)

MINORITY INTEREST                       --            13,184              1,300
                                   -------            ------              -----

LOSS FROM DISCONTINUED OPERATIONS       --           (19,191)           (3,950)
                                   -------            -------            ------

NET EARNINGS (LOSS)               $(19,128)        $ (11,754)         $  60,208
                                  ========         =========          =========
                                                                   (Continued)

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Continued)




                                            Years ended December 31,
                                            ------------------------
                                      1997            1996             1995
                                      ----            ----             ----

BASIC EARNINGS (LOSS) PER
SHARE (Note 17)

Continuing operations           $    (1.29)     $     0.46       $    4.01
Discontinued operations                 --          (1.19)          (0.24)
                                     -----           -----           -----
Net earnings (loss)             $    (1.29)     $   (0.73)      $     3.77
                                ==========      =========       ==========

WEIGHTED AVERAGE
SHARES OUTSTANDING               14,804,356      16,153,227      15,988,365
                                 ==========      ==========      ==========

DILUTED EARNINGS (LOSS) PER
SHARE (Note 17)

Continuing operations           $         *     $         *      $     2.99
Discontinued operations                   *               *          (0.17)
                                 ----------      ----------           -----
Net earnings (loss)             $         *     $         *      $     2.82
                                ===========     ===========       ==========

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                        *               *      22,994,866
                                ===========     ===========      ==========


* Amounts are anti-dilutive.



See accompanying Notes to Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN COMMON STOCKHOLDERS' DEFICIT
                 Years Ended December 31, 1997, 1996, and 1995
                        (in thousands except share data)

                                                                                              Employee
                                                                   Unrealized                Stock Owner-                Total
                                          Additional              Gain/Loss on                ship Plan   Treasury       Common
                                 Common    Paid-in    Deferred    Investments of Accumulated  Guaranteed   Stock,     Stockholders'
                                 Stock     Capital  Compensation   Affiliates     Deficit     Bank Loan    at cost      Deficit
                                 -----     -------  ------------   ----------     -------     ---------    -------      -------

BALANCE AT
DECEMBER 31, 1994              $  15,492   $37,563  $ (1,102)  $       --        $(139,806)  $      --  $    (340)     $(88,193)

Exercise of 559,568 options
  and warrants (Notes 14 and 15)     560     2,503         --          --               --          --          --         3,063
Employee Stock Ownership Plan
  guaranteed bank loan                --        --         --          --               --     (1,370)          --       (1,370)
Grant of stock options                --       615      (615)          --               --          --          --            --
Amortization of deferred
  compensation                        --     (260)      1,164          --               --          --          --           904
Issuance of stock (Note 5)           302     1,789         --          --               --          --          --         2,091
Net earnings                          --        --         --          --           60,208          --          --        60,208
                                  ------    ------     ------      ------         --------      ------      ------        ------

BALANCE AT
DECEMBER 31, 1995              $  16,354   $42,210   $  (553)   $      --       $ (79,598)   $ (1,370)  $    (340)     $(23,297)

Exercise of 254,456 options
  and warrants                       254     1,245         --          --               --         --           --         1,499
Employee Stock Ownership Plan
  guaranteed bank loan (Note 16)      --        --         --          --               --        565           --           565
Grant of stock options
  and warrants (Notes 13 and 14)       9       594      (200)          --               --        --            --           403
Amortization of deferred
  compensation                        --     (225)        162          --               --        --            --          (63)
Purchase of common stock, at
  cost (Note 1)                       --        --         --          --               --        --       (7,676)       (7,676)
Other                                 --        --         --          --             (14)        --            --          (14)
Net loss                              --        --         --          --         (11,754)        --            --      (11,754)
                                  ------    ------     ------      ------          -------    ------        ------      -------

BALANCE AT
DECEMBER 31, 1996              $  16,617   $43,824   $  (591)  $       --        $(91,366)   $ (805)      $ (8,016)    $(40,337)

Issuance of stock (Note 20)           26        55         --          --              --        --             --            81

World Airways Employee Stock
  Ownership Plan guaranteed
  bank loan (Note 16)                 --        --         --          --              --       805             --           805

Amortization of deferred
  compensation                        --        --         73          --              --        --             --            73

Cancellation of options
  previously granted                  --     (676)        493          --              --        --             --         (183)

Grant of warrants (Note 13)           --       231         --          --              --        --             --           231

Purchase of common stock,
  at cost (Note 1)                    --        --         --          --              --        --        (2,129)       (2,129)

Unrealized gain/loss on
  investments of affiliates           --        --         --         125              --        --            --            125

Cancellation of accrued stock
  options by affiliate                --       532         --          --              --        --            --            532

Net loss                              --        --         --          --        (19,128)        --            --       (19,128)
                                     ------    ------     ------      ------      -------     -----       -------        -------

BALANCE AT
DECEMBER 31, 1997              $  16,643   $43,966   $   (25)  $      125      $(110,494)        --      $(10,145)      $(59,930)
                               =========   =======   =======   ==========      =========      =====       ========       ========

See accompanying Notes to Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Years ended December 31,
                                                 ------------------------
                                            1997           1996           1995
                                            ----           ----           ----
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR (Note 7)                        $ 12,462     $  74,443     $    8,160
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                       (19,128)      (11,754)         60,208
Adjustments to reconcile net earnings
  (loss) to cash provided (used) by
  operating activities:
     Depreciation and amortization           6,251        10,361          8,043
     Deferred gain recognition               (704)       (1,058)        (1,063)
     Deferred aircraft rent payments, net       --            --            153
     Loss (gain) on purchases (issuances)
       of equity by affilates, net           8,726      (38,886)       (43,676)
     Gain on sales of subsidiaries' stock (17,615)            --       (23,717)
     Minority interest in earnings (loss)
       of subsidiaries                       4,778      (12,616)          (434)
     Equity in (earnings) loss of
       affiliates, net                      26,975        23,273             --
     Equity loss in investee of subsidiary      --         1,641             --
     Gain on sale of equipment and property  (299)          (32)          (462)
     Writedown of assets held for sale          --           400             --
     Deferred compensation expense             566           162            904
     Loss on disposal of discontinued
       operations                               --         1,734             --
     Other                                     468           870            570
     Changes in certain assets and
          liabilities, net of effects of
          non-cash transactions:
        Decrease (increase) in accounts
          receivable                         8,078      (10,607)       (11,013)
        Decrease (increase) in restricted
          short-term investments               941       (2,171)        (3,550)
        Decrease (increase) in deposits,
          prepaid expenses and other assets  3,654           399        (3,528)
        (Decrease) increase in accounts
          payable, accrued expenses and other
          liabilities                        (391)        22,195         11,500
        Increase (decrease) in unearned
          revenue                            1,693       (7,206)          4,806
        (Decrease) increase in air traffic
          liability                             --       (2,073)          2,332
                                            ------       ------           -----
Net cash provided (used) by operating
  activities                                23,993      (25,368)          1,073
                                            ------      -------           -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property        (4,166)      (12,620)       (24,286)
Proceeds from disposal of equipment
  and property                                 946           735          1,768
Purchase of investments                         --       (1,345)          (219)
Cash of InteliData at date of Merger            --      (12,800)             --
Cash of World Airways at Purchase         (58,050)            --             --
                                          -------       --------       --------
Net cash used by investing activities     (61,270)      (26,030)       (22,737)
                                          -------       -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in line of credit
  borrowing arrangement, net              (12,226)         5,031        (1,051)
Issuance of debt                            50,000        47,144         25,278
Repayment of debt                         (27,135)      (51,172)       (33,187)
Proceeds from stock transactions                --         1,499          4,353
Proceeds from sales of equity by
  subsidiaries                                  --         2,177         64,453
Proceeds from sales of subsidiaries'
  stock, net                                23,687            --         28,986
Purchase of common stock                   (2,129)       (7,676)             --
Purchase of common stock of subsidiary       (476)       (7,361)             --
Debt issuance costs                        (2,247)         (225)             --
Payment of dividends by subsidiary              --            --          (885)
                                           -------      --------          ----
Net cash (used) provided by financing
  activities                                29,474      (10,583)         87,947
                                            ------      -------          ------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       (7,803)      (61,981)         66,283
                                           ------       -------          ------
CASH AND CASH EQUIVALENTS AT END
OF YEAR (Note 7)                        $   4,659     $   12,462     $   74,443
                                        =========     ==========     ==========

See accompanying Notes to Consolidated Financial Statements

WORLDCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WorldCorp, Inc. ("WorldCorp" or "the Company") was organized in March 1987 to serve as the holding company for World Airways, Inc., ("World Airways"). WorldCorp owns positions in companies that operate in two distinct business areas. World Airways provides worldwide passenger and cargo air transportation to major international airlines, the U.S. Air Force, and international tour operators, with a fleet of MD-11 and DC10-30 aircraft. InteliData Technologies Corporation ("InteliData") concentrates on two markets: telecommunications and electronic commerce.

WorldCorp has an ownership interest in World Airways, a leading provider of long range passenger and cargo air transportation, serving customers in three distinct markets: major international air carriers; the U.S. Government and international tour operators in leisure passenger markets. World Airways' business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force (see Note 19).

On August 26, 1997, World Airways completed a private offering, issuing
$50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. The Debentures are unsecured obligations, convertible into shares of World Airways common stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of World Airways. In the event of a change in control of World Airways, as defined, the holders of the Debentures could require World Airways to repurchase the outstanding Debentures. The Debentures are not redeemable by World Airways prior to August 26, 2000. In connection with the Offering, and pursuant to an agreement entered into on August 20, 1997,World Airways purchased 3,227,000 shares of its common stock from WorldCorp on September 18, 1997, for approximately $24.7 million (the "Purchase"). Therefore, at December 31, 1997, WorldCorp owned approximately 46.3% of World Airways. In accordance with a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS Berhad ("MHS") and World Airways, if WorldCorp were to dispose of its holdings in World Airways with the result that WorldCorp's ownership interest in World Airways falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the Purchase, MHS had the right to sell, and accordingly sold, 773,000 shares of its World Airways common stock to World Airways (the "MHS Purchase") for approximately $5.9 million, effective January 23, 1998. Effective January 23, 1998, WorldCorp owns approximately 51.2% of World Airways.

WorldCorp also has an ownership interest in InteliData, a company which is engaged in providing products and services for two primary markets: telecommunications and electronic commerce. InteliData designs, develops and markets telecommunications products including Caller ID adjuncts and integrated and smart telephones and markets small business systems to retailers and distributors. InteliData also develops products and services for financial institutions to assist in home banking and electronic bill payment initiatives. During the fourth quarter of 1997, InteliData announced its intention to sell the interactive services division which was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communications Systems ("PCS") devices and personal digital assistants ("PDAs").

During the third quarter of 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. During the fourth quarter of 1996, the Company purchased 1,337,500 shares of its common stock for an aggregate cost of $7.7 million. During 1997, the Company purchased an additional 1,162,500 shares of its common stock for an aggregate cost of $2.1 million. WorldCorp does not intend to purchase any additional shares at this time.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WorldCorp; its wholly owned subsidiaries WorldCorp Investments, Inc. and World Airways Cargo, Inc., its interest in World Airways through September 18, 1997 and its interest in InteliData through November 7, 1996. During 1997, two other wholly owned subsidiaries, World Flight Crew Services, Inc. and World Games, Inc., were dissolved. All significant intercompany balances have been eliminated.

On November 7, 1996, US Order and Colonial Data Technologies Corp.
("Colonial Data") merged with and into InteliData ("Merger"). Effective with this Merger, InteliData became the successor corporation to US Order. As a result of the Merger, WorldCorp's ownership percentage in InteliData was reduced to 28.9% and, as such, beginning November 7, 1996, WorldCorp reports its share of InteliData's net assets and results of operations under the equity method of accounting.

On September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from the Company for approximately $24.7 million in cash. As a result of the Purchase, the Company's ownership percentage in World Airways was reduced to 46.3% and, as such, beginning September 18, 1997, WorldCorp reports its share of World Airways' net assets and results of operations under the equity method of accounting. Effective January 23, 1998, MHS sold 773,000 shares of its World Airways common stock to World Airways (see Note 6) for approximately $5.9 million. Therefore, effective January 23, 1998, WorldCorp owns approximately 51.2% of World Airways.

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

Revenue Recognition

World Airways recognizes revenue as the services are provided.

Earnings (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share,
("FAS 128") became effective for the year ended December 31, 1997, and required restatement of previously reported earnings per share data. FAS 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings (loss) per common shares is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also includes common equivalent shares outstanding during the period. The Company's common equivalent shares consist of stock options, convertible securities and warrants.

Equipment and Property

Equipment and property are stated at cost or, if acquired under capital leases, at the present value of the minimum lease payments.

Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the term of the lease, if shorter, for capital leases, by the straight-line method, with estimated salvage values of 0
- 15%. Estimated useful lives of equipment and property are as follows:

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

Other Assets and Deferred Charges

Contract enhancements, pre-operating costs and debt issuance costs are amortized on a straight line basis over certain estimated periods (see Notes 6 and 9).

Income Taxes

The Company computes income taxes in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The results of World Airways' and InteliData's operations are not included in the Company's consolidated income tax returns.

Postretirement Benefits Other Than Pensions

World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. World Airways accounts for the benefit costs in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106"). World Airways funds the benefit costs on a pay-as-you-go (cash) basis.

Transactions in Subsidiaries'/Affiliates' Stock

Gains or losses realized in connection with the issuance, sale or purchase of stock by a subsidiary/affiliate are recognized in income by the Company (see Notes 4 and 5).

Accounting for Stock-Based Compensation

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") , which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 15). In addition, in accordance with SFAS 123, the Company applies fair value as the measurement basis for transactions in which equity instruments are issued to nonemployees (as defined) (see Note 14).

2.    OPERATING ENVIRONMENT

The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, which have not paid dividends on common stock since 1992. At December 31, 1997, World Airways has a working capital deficit of $1.8 million and has substantial debt and lease commitments. At December 31, 1997, InteliData has working capital of $32.4 million, with no long-term debt. World Airways' ability to pay dividends is currently restricted under certain borrowing arrangements. Additionally, World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

As of December 31, 1997, WorldCorp has $4.7 million in cash and cash equivalents, and has parent company repayment obligations, including principal and interest, of approximately $15.6 million for 1998. Included in this amount is $10.0 million of senior subordinated notes outstanding. Subsequent to year-end, the Company prepaid $5.0 million of the senior subordinated notes and the remaining $5.0 million may be required to be prepaid in the near term in the event the Company does not meet the minimum "Asset Value" requirement, as defined, at the end of any quarter (see Note 13). Subsequent to year-end, World Airways loaned the Company $2.0 million, which was used by WorldCorp to pay debt obligations. In order to meet its debt service obligations and its general and administrative costs, the Company must use its cash and either sell shares of World Airways or InteliData, obtain additional financing, refinance existing borrowings or obtain concessions from its lenders. WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for certain borrowings (see Note 23). At December 31, 1997, based on quoted market prices, the market value of the Company's 3,702,586 shares of World Airways and 9,179,273 shares of InteliData, approximated $25.5 million and $16.9 million, respectively.

Although management intends to attempt to refinance certain of its borrowings or arrange for concessions from its lenders, there can be no assurance that these efforts will be successful. As a result, substantial doubt exists regarding the Company's ability to meet its obligations in 1998 and to continue as a going concern.

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

Therefore, in July 1996, World Airways announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, World Airways' scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect), which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which will not be utilized in World Airways' operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. World Airways recognized an additional $0.5 million of expense in the fourth quarter of 1997 and believes that substantially all of the costs relating to the disposal have been incurred as of December 31, 1997. World Airways is subject to certain claims arising as a result of the discontinuance of its scheduled service operations (see Note 21), but World Airways believes it has substantial defenses to these actions.

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

In connection with World Airways' issuance of $50.0 million of 8% convertible senior subordinated debentures on August 26, 1997, (the" Offering"), and pursuant to an agreement entered into on August 20, 1997, World Airways purchased 3,227,000 shares of its common stock from the Company on September 18, 1997 for approximately $23.7 million in cash, net of expenses incurred of approximately $1.0 million. As a result of this transaction, the Company recognized a $17.6 million gain on the sale of its common stock of World Airways, which was partially offset by a $8.7 million loss on purchases of equity by World Airways. As a result of this Purchase, the Company's ownership percentage in World Airways was reduced to 46.3%.

The Company's consolidated results for the year ended December 31, 1997 include the results of World Airways for the period prior to the Purchase. Following the Purchase, the Company reports its proportionate share of World Airways' financial results using the equity method of accounting. As such, WorldCorp's investment in World Airways is included as investment in affiliates in the accompanying balance sheet at December 31, 1997. The Company's portion of World Airways' loss for the period after the Purchase approximated $0.5 million and is recorded in equity in earnings (loss) of affiliates, net in the accompanying consolidated statement of operations for the year ended December 31, 1997.

The following represents summarized financial information (in thousands) for World Airways:

                                                       Year ended December 31,
                                                                 1997
                                                       -----------------------
     Results of operations:

         Operating revenues                                  $  309,412
         Operating expenses                                     292,555
         Operating income                                        16,857
         Earnings from continuing operations                     11,967
         Net earnings                                            11,452


                                                           At December 31,
                                                                   1997
                                                           ---------------
     Financial position:

         Current assets                                      $   54,085
         Noncurrent assets                                       95,063
         Current liabilities                                     55,905
         Noncurrent liabilities                                  98,014

5.   INVESTMENT IN INTELIDATA

Formation

On September 10, 1990, the Board of Directors of WorldCorp unanimously authorized WorldCorp to enter into and consummate a Stock Purchase Agreement dated as of September 14, 1990 (the "Stock Purchase Agreement"), under which WorldCorp agreed to purchase Series A Preferred Stock ("the Preferred Stock") issued by US Order. The Board of Directors of the Company authorized the purchase of US Order as part of the Company's continuing efforts to diversify its interests. In connection with this agreement, the Company was granted an option to purchase the common stock held by the founding shareholders. Mr. Gorog is Chairman of the Board of InteliData and a director of WorldCorp. Mr. Gorog, together with certain members of his immediate family (the "Founders"), were majority owners of US Order.

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

Sale of Banking Operations

On August 1, 1994, US Order sold its electronic banking and bill payment operations to Visa International Services Association, Inc. ("Visa") (which subsequently transferred these assets to a wholly owned subsidiary, Visa InterActive) for cash and the right to future royalty payments which are based on the number of customers utilizing the Visa Bill-Pay System. In August 1997, Integrion Financial Network ("Integrion") acquired Visa InterActive, and certain rights in the Visa Bill-Pay System, from Visa. In October 1997, InteliData surrendered the right to certain future royalty payments in exchange for $5.0 million in cash from Visa. InteliData recorded the cash payment as deferred revenue and is recognizing it into electronic commerce revenues over a two year period.

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

Effective September 30, 1996, US Order acquired the business of Braun,
Simmons & Co. ("Braun Simmons"), an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions, for $2.0 million and 375,000 shares of US Order common stock. As a result, the Company recorded a gain on issuances of equity by subsidiary of $1.8 million as of September 30, 1996. The acquisition was accounted for under the purchase method of accounting. US Order expensed $4.9 million of the purchase price which was allocated to in-process research and development with no alternative future use. As discussed further below, based on rapid market and technological changes in 1997, the goodwill generated from this transaction was written-off in the third quarter of 1997.

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

On November 7, 1996, US Order and Colonial Data were merged with and into InteliData, a newly formed corporation, through an exchange of stock ("Merger"). Upon consummation of the Merger, each outstanding share of US Order common stock was converted into one share of InteliData common stock and each outstanding share of Colonial Data common stock was converted into one share of InteliData common stock. The transaction was accounted for as a purchase of Colonial Data by US Order. Pursuant to this transaction, InteliData became the successor corporation to US Order. As a result of the Merger, WorldCorp recognized a gain on issuances of equity by subsidiaries of $42.6 million, which was offset by the elimination of approximately $1.3 million of goodwill related to US Order. As a result of the Merger, WorldCorp's ownership percentage in InteliData was reduced to 28.9% and, as such, WorldCorp began reporting its share of InteliData's net assets and results of operations under the equity method of accounting. As a result of the Merger, InteliData reported non-cash, merger related charges of approximately $72.3 million, of which the Company recorded its pro rata share, or $20.9 million. These charges related to the write-off of in-process research and development expenses for purchased in-process technology that had not reached technological feasibility as of the date of the Merger and did not have alternative future uses. The remaining $2.4 million equity in loss of affiliate for 1996 represents the Company's share of InteliData's operating results for the period following the Merger. As discussed further below, based on rapid market and technological changes in 1997, the goodwill generated from the Merger was written-off in the third quarter of 1997.

Due to equity transactions by InteliData in 1997, WorldCorp's ownership percentage in InteliData was 29.4% at December 31, 1997. As such, WorldCorp's investment in InteliData is included in investment in affiliates in the accompanying balance sheets at December 31, 1997 and 1996 and its share of InteliData's losses for the periods from November 7, 1996 through December 31, 1996, and for the year ended December 31, 1997 are shown as equity in earnings
(loss) of affiliates, net in the accompanying statements of operations for the years ended December 31, 1997 and 1996.

During the third quarter of 1997, InteliData announced a strategic repositioning and determined that it would be appropriate to charge to operations the remaining unamortized costs of intangible assets due to impairment, adjust inventory carrying amounts to the lower of cost or market, and to reflect certain restructuring charges. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. These items resulted in an aggregate charge of $69.1 million to InteliData's operations, of which the Company recorded its pro rata share, or $20.3 million.

Summarized financial information of InteliData is as follows (in thousands):

                                                     Year ended December 31,
                                                     -----------------------
                                                       1997             1996
                                                       ----             ----
Results of operations:

Revenues                                           $    60,309      $    13,899
Cost of revenues                                        43,514           10,448
Gross profit                                            16,795            3,451
Operating loss                                        (91,304)         (96,112)
Net loss applicable to common shareholders            (90,094)         (95,727)

                                                        At December 31,
                                                        ---------------
                                                     1997             1996
                                                     ----             ----
Financial position:

Current assets                                     $    47,821      $    82,989
Noncurrent assets                                        6,580           60,757
Current liabilities                                     15,457           19,457
Noncurrent liabilities                                   1,875               --

Shown below is the Company's unaudited pro forma condensed consolidated results of operations for the years ended December 31, 1996 and 1995, excluding the impact of the non-recurring charges for acquired in-process research and development and the impact of the gain on issuances of equity by subsidiaries relating to the Braun Simmons and Colonial Data acquisitions and as though both companies had been acquired and merged into InteliData as of the beginning of InteliData's fiscal years 1996 and 1995 (in thousands, except for per share data):

                                                       Year ended December 31,
                                                       -----------------------
                                                         1996             1995
                                                         ----             ----

         Revenues                                  $   309,587      $   242,386
         Net income (loss)                            (27,252)           64,925
         Net income (loss) per share:
              Basic                                     (1.69)             4.06
              Diluted                                     *                3.02

*    Amounts are anti-dilutive.

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

6.   TRANSACTIONS WITH MHS AND MALAYSIAN AIRLINES

On October 30, 1993, WorldCorp, World Airways, and MHS entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. Under this Agreement, World Airways would receive upon closing $12.4 million to fund its working capital requirements. The remaining $15.0 million would be paid to WorldCorp to add to its cash reserves. WorldCorp received $2.7 million prior to December 31, 1993 as an advance on the sales price. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above. Under the agreement, if at any time after October 30, 1996 World Airways registers additional common stock under the Securities Act of 1933, MHS has the right to demand the registration of its shares of the Company's common stock. Under a shareholders agreement, MHS has the right to nominate two members to the Company's board of directors and WorldCorp has agreed to vote its shares of common stock to elect such nominees. Also, if without the prior written consent of MHS: (1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then MHS has the option to require WorldCorp to purchase all or part of MHS's shares at fair market value. Fair market value is defined to be not less than the aggregate of the costs borne by MHS in acquiring and holding its World Airways shares. Management of World Airways has indicated that it does not have any current intent to take any such actions without the prior consent of MHS or the directors nominated by MHS. The shareholders agreement also provides that if WorldCorp's ownership interest in World Airways falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. MHS also has a right of first refusal to purchase shares of common stock issued by World Airways or sold by WorldCorp and to purchase additional shares of common stock to maintain its ownership percentage in World Airways.

In connection with World Airways' Offering on August 26, 1997 (see Notes 1 and 13), World Airways purchased 3,227,000 shares of its common stock from WorldCorp on September 18, 1997 for approximately $24.7 million. Therefore, at December 31, 1997, MHS owned approximately 24.9% of World Airways' common stock. In accordance with the shareholders agreement, when World Airways purchased the 3,227,000 shares of common stock from WorldCorp in September 1997, MHS had the right to sell, and accordingly sold, 773,000 shares of its World Airways common stock to World Airways for approximately $5.9 million, effective January 23, 1998, thereby reducing MHS's ownership interest in World Airways to 16.8%.

During 1994, MHS acquired 32% of Malaysian Airlines, the flag carrier of Malaysia. Due mainly to the issuance of additional shares of common stock by Malaysian Airlines during 1996, MHS owns 28% of Malaysian Airlines at December 31, 1997. World Airways has provided service to Malaysian Airlines since 1981, providing aircraft for integration into Malaysian Airlines' scheduled passenger, cargo and charter operations as well as transporting passengers for the annual Hadj pilgrimage. Malaysian Airlines is one of World Airways' largest customers (see Note 19).

Effective December 31, 1994, WorldCorp entered into a 6% note payable to MHS in the amount of $8.5 million, due December 31, 1995, in exchange for 5% of World Airways' common stock held by MHS and the execution of certain multi-year contracts between World Airways and Malaysian Airlines. The shares were pledged as security for the note payable. The note was repaid in accordance with the agreement. Of the $8.5 million consideration paid by WorldCorp to MHS, $3.0 million was attributable to the contract enhancements discussed above. This amount is included in other assets and deferred charges and in contributed capital in the accompanying balance sheet at December 31, 1996 (see Note 9). Because WorldCorp reports its share of World Airways' net assets and results of operations under the equity method of accounting, there is no corresponding amount in the accompanying balance sheet at December 31, 1997. The amount attributable to the contract enhancements is being amortized over the terms of the related Malaysian Airlines contracts, approximately two to five years. Amortization expense for the period January 1, 1997 to September 17, 1997 approximated $0.3 million.

In late 1994, World Airways entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide aircraft to Malaysian Airlines. World Airways also entered into a 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby World Airways is providing two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. However, in 1997, World Airways agreed to a five month reduction in the utilization of one aircraft during 1997 although that aircraft was redeployed. Malaysian Airlines has not informed World Airways of any reductions for 1998. World Airways provided three aircraft for the 1997, 1996 and 1995 Hadj operations. MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, MAS entered into an agreement on behalf of World Airways for World Airways to provide two DC-10 aircraft to fly in the 1998 Indian Hadj.

World Airways has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract which ended in February 1998.World Airways and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1998 in order to meet the contracts' original obligations. World Airways can provide no assurances, however, that World Airways will, in fact, be able to do so (see Note 19).

As of December 31, 1996, World Airways had $5.5 million included in due from affiliate, in the accompanying balance sheet. Included in this balance are certain reimbursable operating costs of $0.6 million due from Malaysian Airlines incurred by World Airways pursuant to the currently operated contracts. In addition, included in the amount shown as due to affiliate in the accompanying balance sheet is $1.4 million of aircraft rent owed to Malaysian Airlines at December 31, 1996.

During 1995, World Airways entered into agreements with Malaysian Airlines to lease two DC10-30 aircraft. The aircraft were delivered in June and December 1995 and had original lease terms of 26 and 36 months, respectively. The leases on the two aircraft expire in August 1999 and December 1998. In March 1996, World Airways leased two additional DC-10-30 aircraft from Malaysian Airlines. These additional aircraft were not expected to be utilized after the discontinuance of the Company's scheduled service operations in October 1996 (see Note 3). Therefore, effective December 31, 1996, the parties mutually agreed to terminate the lease agreement for the additional two aircraft. In March 1997, World Airways entered into an agreement with Malaysian Airlines to lease an incremental DC10-30 aircraft on a short-term basis to support its peak flying season. The aircraft was returned at the end of the Hadj program. Rent expense and maintenance reserve payments related to these aircraft leased from Malaysian Airlines amounted to $5.1 million, $12.6 million and $1.6 million for the period January 1, 1997 to September 17, 1997 and for the years ended December 31,1996 and 1995, respectively.

7.   SUPPLEMENTAL INFORMATION -- STATEMENTS OF CASH FLOWS

Additional information pertaining to certain cash payments and noncash investing and financing activities is as follows (in thousands):

                                 For the years ended December 31,
                                 --------------------------------
                               1997            1996              1995
                               ----            ----              ----
Cash paid for:
Interest                  $   9,243      $   12,377       $    12,130
Income taxes                    255             412               711

Due to the Purchase, on September 18, 1997, WorldCorp began reporting its share of World Airways' net assets and results of operations under the equity method of accounting. Therefore, only non-cash transactions relating to World Airways operations through September 17, 1997 are described herein.

In 1997, World Airways entered into a capital lease, valued at $0.8 million, with a lessor to lease an auxiliary power unit over a 32 month term beginning in July 1997. World Airways made principal payments of $0.05 million between January 1 and September 17, 1997.

In January 1996, World Airways agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term (see Note 13). In June 1997, World Airways took delivery of the engine and signed a note for $6.3 million, of which $0.1 million was repaid between January 1, 1997 and September 17, 1997.

World Airways purchased a spare engine which was delivered in March 1996.
The engine cost approximately $8.0 million. World Airways entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term (see Note 13).World Airways made payments of $0.4 million, $0.4 million and $1.2 million towards this purchase during the period January 1, 1997 to September 17, 1997 and for the years ended December 31, 1996 and 1995, respectively.

In March 1996, World Airways entered into an agreement with McDonnell
Douglas to lease two MD-11ER aircraft (see Note 13). World Airways entered into a simultaneous agreement with McDonnell Douglas to finance MD-11 spare parts. World Airways can borrow a total of $9.0 million of which $3.0 million became available with the delivery of each aircraft and an additional $3.0 million became available in December 1996. Borrowings under the agreement were $1.5 million and $6.4 million during the period January 1, 1997 to September 17, 1997 and for the year ended December 31, 1996, respectively, and payments of $0.7 million and $0.5 million were made in these periods, respectively.

8.    SHORT-TERM INVESTMENTS

At December 31, 1996, short-term investments consist of cash pledged as collateral for letters of credit with original maturities in excess of ninety days, and expiration dates within one year, and cash collateralizing a loan with a financial institution (see Note 12).

9.    OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consist of the following (in thousands):
                                                        December 31,
                                                        ------------
                                                     1997              1996
                                                     ----              ----
Debt issuance costs, net                      $      1,417      $     1,763
Long-term notes receivable (Note 20)                   787              529
Deferred contract cost (Note 6)                         --            1,509
Aircraft integration costs, net                         --            1,094
Long-term investment                                   250              250
                                                       ---              ---
                                              $      2,454      $     5,145
                                              ============      ===========

Debt issuance costs consist of the costs of issuing the Convertible Subordinated Debentures due 2004 and are being amortized over the term of the debt instrument using the effective interest method (see Note 13). The debt issuance costs relating to the Bridge Loan due in 1997 (see Note 12) were included in the accompanying balance sheet at December 31, 1996, but were fully amortized when the loan was paid off in 1997.

Aircraft integration costs consist of pre-operating costs incurred in connection with integrating the new MD-11 aircraft into World Airways' fleet (see Note 13). These costs, consisting primarily of flight crew training, are being amortized on a straight-line basis over a five-year period.

Long-term investment consists of an investment in a company which is accounted for under the cost basis method.

Prepaid expenses and other current assets at December 31, 1997 consists of prepaid insurance. At December 31, 1996, prepaid expenses also included World Airways' prepaid insurance of approximately $4.9 million and prepaid rent of approximately $2.5 million.

World Airways' prepaid expenses and aircraft integration costs, net are not included in the December 31, 1997 balance sheet due to the change in WorldCorp's accounting for its investment in World Airways to the equity method on September 18, 1997 as a result of the Purchase.

10.   ASSETS HELD FOR SALE

Assets held for sale consisted primarily of DC10 and B727 rotables with a net book value of $3.9 million as of December 31, 1996. World Airways has consigned these parts with a third party to be sold over a reasonable period of time with the objective of maximizing the proceeds from the sales. As a result of the discontinuance of World Airways' scheduled service operations in 1996 (see Note 3), and the termination of two DC10 lease agreements in December 1996 (see Note 6), World Airways consigned additional DC10 rotables with the third party during 1997. Accordingly, the net book value of these parts of $1.7 million was reclassified from flight and other equipment to assets held for sale in the accompanying balance sheet at December 31, 1996. During the fourth quarters of 1997 and 1996, World Airways wrote-down assets held for sale by $0.5 million and $0.4 million, respectively, to reflect the estimated fair value of the parts less estimated selling costs. As a result of the Purchase on September 18, 1997, WorldCorp began reporting its share of World Airways' net assets and results of operation under the equity method of accounting. Therefore, there is no balance in assets held for sale in the accompanying balance sheet at December 31, 1997. During the third quarter of 1997, WorldCorp recognized a $0.3 million gain on its sale of the remaining B727 rotables to the third party, which is included in other income in the accompanying statement of operations for the year ended December 31, 1997.

11.   INTANGIBLE ASSETS

As a result of various transactions in the capital stock of US Order through 1995, the Company recorded approximately $5.2 million of goodwill, which is being amortized over approximately six years using the straight-line method. As a result of the sale of a portion of its stock of US Order pursuant to US Order's initial public offering during 1995, approximately $1.9 million of this goodwill was eliminated and offset against the gain on sale of stock. As a result of the merger of US Order and Colonial Data with and into InteliData during 1996, approximately $1.3 million of goodwill was eliminated and offset against the gain on issuances of equity by affiliates (see Note 5).

12.   NOTES PAYABLE

In 1993, World Airways entered into an $8.0 million revolving line of credit borrowing arrangement which is collateralized by certain receivables which were sold to the bank with recourse. Borrowing availability under the line is based on the amount of eligible receivables. This borrowing arrangement was amended effective June 30, 1996 (see Note 13). At December 31, 1996, World Airways had minimal unused borrowing capacity and borrowings under the line of credit were $6.8 million. Upon completion of the Offering (see Notes 1 and 13),World Airways repaid the outstanding balance on the line. Therefore, at December 31, 1997, there was no outstanding balance or borrowing capacity on the revolving line of credit.

Subsequent to December 31, 1997, World Airways amended its Credit Agreement with BNY Financial Corporation ("BNY"). The amended line has a borrowing capacity of up to $25.0 million, subject to borrowing base amounts related to receivables and spare parts inventory, as defined. The amended arrangement contains certain dividend restrictions and certain covenants related to World Airways' financial condition and operating results, including quarterly net worth and net income (loss) requirements and debt coverage requirements. Borrowings under this amended Credit Agreement are collateralized by certain receivables, inventory, and equipment.

A $4.6 million note bearing interest at 3.8% is included in notes payable at December 31, 1996. The note was fully paid during 1997.

On August 29, 1996, the Company entered into a bridge loan (the "Bridge
Loan") with a financial institution pursuant to which the Company borrowed $25.0 million and subsequently retired its existing 13 7/8% Subordinated Notes of the same amount. The Bridge Loan was due September 29, 1997 and earned interest of LIBOR plus 2.5%, payable monthly. On September 30, 1996, the Company entered into a purchase agreement (the "Purchase Agreement") which contained a series of Senior Subordinated Notes ("Notes") totaling $10.0 million which was used to retire $10.0 million of the Bridge Loan in October 1996 (See Note 13). The remaining balance on the Bridge Loan of $15.0 million was repaid in September 1997.

In the first quarter of 1997, WorldCorp entered into a $1.0 million margin loan with Scott & Stringfellow, Inc., whereby WorldCorp pledged approximately 400,000 shares of InteliData common stock which WorldCorp owns as collateral for such loan (the "Margin Loan"). The Company did not draw any funds on the loan and the InteliData shares have been returned to WorldCorp.

13.   LONG-TERM OBLIGATIONS

Long-Term Debt

Long-term obligations of the Company at December 31 are as follows (in thousands):
                                                         1997           1996
                                                         ----           ----
WorldCorp:

Senior Subordinated Notes --
with interest at 10% payable semi-annually
beginning March 31, 1997 (net of
unamortized discount of $0.4 million and $0.3
million at December 31, 1997 and 1996,
respectively) (Note 12).                                9,603          9,675

Convertible Subordinated Debentures due 2004
 -- with interest at 7% payable semi-annually
 beginning May 15, 1992.                               65,000         65,000

Unsecured promissory note due 1997 -- with
interest at 6% payable quarterly beginning
May 8, 1994.                                               --            900

Capitalized lease obligations                              23             67

World Airways:

Note payable due 1999 -- with principal
and interest at 7.25% payable monthly,
collateralized by one Pratt & Whitney
PW4462 engine.                                     $       --     $    4,393


Note payable due 2003 -- with principal
and interest at 9.98% payable monthly,
collateralized by one Pratt and Whitney
PW4462 engine.                                             --          6,018


Spare parts loan due 1998 -- with principal
and interest at 8.5% payable monthly,
collateralized by certain MD-11 spare parts.               --          3,229

Spare parts loan due 2003 -- with principal
and interest at 8.5% payable monthly
collateralized by certain MD-11 spare parts.               --          2,581

Spare parts loan due 2003 -- with principal
and interest at 10% payable monthly,
collateralized by certain MD-11 spare parts.               --          5,929

Aircraft spare parts security agreement
payable to bank due 1999, net ofdiscount
of $0.2 million -- with interest at the
greater of the federal funds rate plus
2.5% or the prime rate plus 2% (10.25%
at December 31, 1996),collateralized by
certain rotables.                                          --          7,372

Employee Saving and Stock Ownership Plan
guaranteed bank loan (Note 16)                             --            805

Capitalized lease obligations                              --          7,683

Deferred aircraft rent                                     --          1,142
                                                       ------          -----

Total                                                  74,626        114,794

Less current maturities                                 9,626          9,990
                                                        -----          -----

Total long-term obligations, net                   $   65,000     $  104,804
                                                   ==========     ==========

The estimated fair value of the Convertible Subordinated Debentures at December 31, 1997 approximated $26.9 million. The Company believes that the carrying values of the other amounts outstanding under the above debt agreements approximate fair value.

In May 1992, the Company issued $65.0 million of Convertible Subordinated Debentures due 2004 (the "WorldCorp Debentures"). The WorldCorp Debentures are convertible into WorldCorp common stock at $11.06 per share, subject to adjustment in certain events, and bear an annual interest rate of 7%. Semi-annual interest payments are due on May 15 and November 15. The terms of this indenture cause World Airways not to pay dividends upon the occurrence of any events of default by the Company under the indenture. The indenture also restricts the Company's ability to pay dividends or make other distributions on its common stock.

On August 29, 1996, the Company entered into a bridge loan (the "Bridge
Loan") with a financial institution pursuant to which the Company borrowed $25.0 million and subsequently retired its existing 13 7/8% Subordinated Notes of the same amount (see Note 12).

The Company entered into a purchase agreement (the "Purchase Agreement") on September 30, 1996 which contained a series of Senior Subordinated Notes totaling $10.0 million which was used to retire $10.0 million of the Bridge Loan in October 1996. The Notes are payable in three installments through September 2000 and earn interest of 10%, payable semi-annually. Sinking fund payments equal to 20% of the then outstanding principal balance are required to be made on each of September 30, 1998 and September 30, 1999. In connection with the Purchase Agreement, the Company granted warrants to the lenders to purchase up to 120,000 shares of the Company's common stock, at $6.00 per share, subject to certain adjustments. The Company may also be required to issue up to an additional 80,000 warrants contingent upon certain market conditions. These warrants were valued at approximately $0.6 million (see Note 14). Under the terms of the Purchase Agreement, the Company is not permitted to pay cash dividends. Also, WorldCorp is obligated under certain conditions to make certain mandatory prepayments of the Notes. The Purchase Agreement states that if the Asset Value, as defined, at the end of any fiscal quarter is less than $70.0 million, then WorldCorp shall prepay 50% of each of the outstanding Notes within 60 days of the end of such fiscal quarter. If the Asset Value at the end of any fiscal quarter is less than $50.0 million, then WorldCorp shall prepay all of the outstanding Notes within 60 days of the end of such fiscal quarter. If WorldCorp sells any shares of common stock of InteliData, 20% of the net proceeds received by WorldCorp upon such sale must be used to prepay the then outstanding Notes within 30 days. "Asset Value" is defined to mean (i) the market value of the common stock of World Airways and InteliData beneficially owned by the Company and the common stock of any other subsidiary of the Company beneficially owned by the Company which is listed on an exchange or quoted on the NASDAQ National Market plus (ii) the value of all other tangible assets of the Company. Also under the Purchase Agreement, Senior Indebtedness of the Company shall not exceed $50.0 million. As of December 31, 1997, the Asset Value was $56.8 million. Therefore, subsequent to year end, the Company prepaid $5.0 million of the Notes. The Company may not meet the $50.0 million Asset Value requirement as of March 31, 1998, in which event, the Company would be required to prepay the remaining $5.0 million outstanding under the Notes. The Company has classified the outstanding balance of the Notes as a current liability as of December 31, 1997.

Subsequent to December 31, 1997, the Company borrowed $2.0 million from
World Airways, the proceeds from which were used by the Company to repay a portion of the Notes. This loan is collateralized by 1.0 million of World Airways' shares owned by WorldCorp, bears interest at prime plus 2.5%, and is due on April 28, 1998.

On August 26, 1997, World Airways completed a private offering, issuing
$50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. The Debentures are unsecured obligations, convertible into shares of World Airways' common stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of World Airways. In the event of a change in control of World Airways, as defined, the holders of the Debentures could require World Airways to repurchase the outstanding Debentures. The Debentures are not redeemable by World Airways prior to August 26, 2000. World Airways used the net proceeds of the Offering to purchase approximately 4.0 million shares of its common stock (see Notes 1, 4 and 6), repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, World Airways repaid approximately $3.8 million, which was outstanding on the aircraft spare parts security agreement.

Due to the Purchase, effective September 18, 1997, WorldCorp began reporting its share of World Airways' net assets and results of operations under the equity method of accounting. Accordingly, no World Airways debt balances are recorded in the accompanying balance sheet at December 31, 1997.

Subsequent to December 31, 1997, World Airways amended its Credit Agreement with BNY, which included the aircraft security agreement and the $8.0 million revolving line of credit borrowing (see Note 12), to provide for up to a $25.0 million revolving line of credit borrowing (see Note 12). In 1996, in connection with a previous amendment, World Airways granted warrants to BNY to purchase up to 50,000 shares of authorized but unissued common stock. The warrants were granted at an exercise price of $8.00 per share which was equal to the market price of World Airways' stock at the date of grant. All warrants were vested and became fully exercisable at the date of grant and expire on December 31, 1999. The per share weighted-average fair value of warrants granted was $3.615 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk free interest rate of 6.0%, expected life of 3 years and expected volatility of 61.0%. World Airways recorded $0.2 million related to the warrants which will be amortized into interest expense over the terms of the related debt.

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

In January 1996, World Airways agreed to purchase an additional engine for approximately $7.2 million and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery. In June 1997, World Airways took delivery of the engine and signed a note for $6.3 million. The note bears interest at a rate of 8.18% and is payable over an 84-month period at approximately $48,000 per month, with the balance of $2.2 million due on June 18, 2004.

During 1993, World Airways negotiated with several of its lessors to defer approximately $14.7 million of lease payments on eight aircraft. In addition, during 1995 and 1994 World Airways deferred approximately $0.7 million of rent, pursuant to the 1993 agreement. Of these amounts, World Airways repaid approximately $14.5 million through 1997.

The following table shows the aggregate annual amount of scheduled
WorldCorp principal maturities (in thousands) of debt outstanding at December 31, 1997, excluding capital lease obligations:

1998                                                    $   10,000
1999                                                            --
2000                                                            --
2001                                                            --
2002                                                            --
Thereafter                                                  65,000
                                                            ------
Total                                                       75,000
Less: unamortized debt discount                              (397)
                                                             ----
Total                                                   $   74,603
                                                        ==========

The above scheduled principal maturities do not include World Airways' borrowings since WorldCorp began recording its share of World Airways' net assets and results of operations under the equity method of accounting as of September 18, 1997.

Capital Leases

The present value of the obligations under WorldCorp capital leases at December 31, 1997, calculated using a rate of 8.9%, amounted to approximately $23,000, net of imputed interest of approximately $1,000, is due in 1998.

Property under capital leases consists of equipment leases and are amortized over the lease terms or expected useful life of the assets. As a result of the Purchase, WorldCorp began reporting its share of World Airways' net assets and results of operations under the equity method of accounting as of September 18, 1997. Accumulated amortization under capital leases was $0.1 million and $4.3 million at December 31, 1997 and 1996, respectively. Amortization expense of property under capital leases totaled approximately $0.5 million for the period January 1, 1997 through September 17, 1997 and $0.7 million for the years ended December 31, 1996 and 1995.

Operating Leases

 In October 1992 and January 1993, World Airways signed a series of agreements with International Lease Finance Corporation ("ILFC"), McDonnell Douglas Corporation, GATX Capital Corporation, and United Technologies Corporation's Pratt & Whitney Group ("Pratt and Whitney") to lease seven new McDonnell Douglas MD-11 aircraft and associated engines under initial lease terms of two to five years. World Airways returned one aircraft in August 1997. The remaining six aircraft leases contain annual renewal options in years six through fifteen of the lease term. If these renewal options are not exercised, World Airways is required to pay a substantial penalty to the lessor. Under the terms of the lease agreements, World Airways may be required to pay additional rent in excess of the fixed monthly amounts depending on block hours flown.

 In February 1992, World Airways signed 12-year operating leases for two McDonnell Douglas DC10-30 passenger aircraft. In July 1993, World Airways returned these aircraft to their lessor. Certain matters related to the termination of these leases were resolved in 1995 and resulted in a gain to World Airways of approximately $0.8 million. This gain is included in other income in 1995.

World Airways' MD-11 leases contain options to purchase the aircraft at various times throughout the lease terms. Long-term deposits consist primarily of deposits on the MD-11 leases. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits to McDonnell Douglas toward the option aircraft. In March 1996, World Airways entered into an agreement with McDonnell Douglas to lease two MD-11ER aircraft. Under this agreement, World Airways is leasing each aircraft for a term of 24 years with an option to return the aircraft after a seven year period, subject to fixed termination fees of $2.8 million per aircraft. The non-refundable deposits of $1.2 million previously paid to McDonnell Douglas towards options on four MD-11 aircraft were applied to the deposits required on the MD-11ER aircraft. World Airways entered into a simultaneous agreement with McDonnell Douglas to finance MD-11 spare parts. World Airways can borrow a total of $9.0 million of which $3.0 million became available with the delivery of each aircraft and an additional $3.0 million became available in December 1996. Net borrowings under the agreement were $6.3 million and $5.9 million at December 31, 1997 and 1996, respectively. McDonnell Douglas retains a purchase money lien in the purchased parts. In connection with this lease agreement, World Airways agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event the existing lessee terminates its lease with McDonnell Douglas at that time.

Effective August 1997, World Airways entered into an agreement with one of its lessors to return a passenger MD-11 aircraft. The aircraft was returned in September 1997. In conjunction with the aircraft return, World Airways forfeited security deposits of $0.2 million and paid an additional $0.2 million to the lessor in 1998.

In October 1997, one of World Airways' MD-11 aircraft was damaged upon its landing at Montevideo, Uruguay. The aircraft was out of service until January 1998 while certain repairs were made. World Airways expects insurance to cover the majority of repair and certain related costs.

In 1995, World Airways entered into three DC10-30 aircraft leases with lease terms, as amended, expiring in September 1998, December 1998 and August 1999. In addition, another DC-10 aircraft lease expires in January 2003.

As of December 31, 1997, World Airways' fleet consisted of three passenger MD-11 aircraft, one freighter MD- 11 aircraft, two convertible MD-11 aircraft, two MD-11ER aircraft, three passenger DC10-30 aircraft, and one DC10-30 convertible aircraft.

World Airways extended the lease terms on two spare engines during 1996.
One lease, originally expiring on December 31, 1995, was extended until February 1998. This lease was classified as a capital lease at December 31, 1995, but became an operating lease under the new agreement. The other engine was extended three years from its original April 20, 1996 termination date. During 1997, World Airways reached a settlement with its engine manufacturer for reimbursements related to disputed spare engine lease charges. As a result of this settlement, during 1997, World Airways reversed aircraft costs of $0.9 million originally recorded during 1996. In addition, World Airways received the use, at no charge, of one spare engine through September 30, 1998.

During 1997, World Airways' lease for its headquarters space expired, and World Airways entered into a new agreement with the lessor to lease the space until 2003. As part of the lease agreement, the lessor agreed to finance certain leasehold improvements provided that World Airways meets specific net worth requirements. As a result of World Airways' purchase of 3,227,000 shares on September 18, 1997 (see Note 1), World Airways was not in compliance with this covenant. World Airways and the lessor are currently discussing possible amendments to the agreement.

As a result of the Purchase, WorldCorp began reporting its share of World Airways' net assets and results of operations under the equity method of accounting as of September 18, 1997. Rental expense for continuing operations, primarily relating to aircraft leases, totaled approximately $64.7 million, $84.6 million, and $66.7 million for the period January 1 through September 17, 1997 and for the years ended December 31, 1996 and 1995 respectively.

WorldCorp has no future annual minimum rental payment obligations. The following is a schedule of World Airways' future annual minimum rental payments, principally aircraft rentals (excluding variable portions), required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997 (in thousands):


1998                                       $         79,500
1999                                                 72,772
2000                                                 72,831
2001                                                 72,989
2002                                                 73,148
Thereafter                                          612,817
                                                    -------
Total                                      $        984,057
                                           ================

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

14.  COMMON STOCK PURCHASE WARRANTS

BNYFC Warrants

On December 7, 1993, in connection with a revolving line of credit facility and an aircraft parts security agreement (see Notes 12 and 13), the Company granted to Bank of New York Financial Corporation ("BNYFC") warrants expiring December 7, 1996 to purchase 250,000 shares of the Company's common stock, at a price of $6.15 per share. During 1996, 150,000 warrants were exercised and the remaining 100,000 warrants expired unexercised. Therefore, at December 31, 1997, there were no WorldCorp BNYFC warrants outstanding.

1989  Executive Warrants

During 1989, the Company entered into warrant agreements with certain officers of the Company providing for the issuance of warrants ("the 1989 Executive Warrants") to purchase a total of 745,000 shares of the Company's common stock at an exercise price of $5.50; such warrants vested at differing rates over 60 months. The 1989 Executive Warrants expired on August 31, 1997. During 1995, 141,083 warrants were exercised. As of December 31, 1997, 603,917 of these warrants had been canceled or expired.

1996 Purchase Agreement Warrants

On September 30, 1996, in connection with the Purchase  Agreement (see Note
13), the Company entered into an agreement to issue up to 200,000 warrants. The warrants are fully exercisable when granted. 120,000 of the warrants were granted on September 30, 1996 and expire on September 30, 2000. The remaining 80,000 warrants were issuable as to 40,000 each on October 1, 1997 and October 1, 1998 and expire on September 30, 2001 and September 30, 2002, respectively, and are contingent upon certain market conditions. The conditions for granting the first 40,000 warrants were met during 1997, rendering these warrants issuable. The warrants have an exercise price of $6.00 per share, subject to certain adjustments.

The per share weighted-average fair value of warrants granted during 1996 was $2.99 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%, risk- free interest rate of 6.1%, expected life of 4 years and expected volatility of 62%.

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

 In August 1994, the Company granted 1,050,000 options to an officer and a board member of the Company. These options become vested at various times through May 2004. During 1997, 1996 and 1995, approximately $0.1 million, $0.2 million and $0.7 million, respectively, of compensation expense was recognized in connection with the vested portion of these options. These options expire at the earlier of the stated expiration, or a certain period of time after the termination of the participants' employment with the Company.

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $1.20, $4.59 and $7.21, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                  1997               1996              1995
                                  ----               ----              ----

Expected dividend yield          0.00%               0.00%             0.00%
Risk-free interest rate           5.8%        6.2% to 6.5%      5.3% to 5.6%
Expected life (in years)       5 to 10             5 to 10            5 to 8
Expected volatility         58% to 61%          56% to 59%        58% to 59%

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options which were granted with an exercise price at least equal to the stock's fair market value at the date of grant, in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been changed to the pro forma amounts indicated below:

                                            1997          1996          1995
                                            ----          ----          ----

 Net earnings (loss)   As reported      $  (19,128)  $   (11,754)   $    60,208

                       Pro forma           (20,534)      (12,760)        59,433

Basic earnings (loss)
per common equivalent
share                  As reported      $    (1.29)  $     (0.73)   $      3.77
                       Pro forma             (1.39)        (0.79)          3.72

Diluted earnings
(loss) per common
equivalent share       As reported      $        *   $          *   $      2.82
                       Pro forma                 *              *          2.78

* Amounts are anti-dilutive

Pro forma net earnings reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of six months to 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

Stock option activity during the periods indicated is as follows:

                                    Number of
                                     Options           Weighted-Average
                                   Outstanding          Exercise Prices
                                   -----------          ---------------

Balance at December 31, 1994        2,322,404              $      5.68
Granted                                50,000                     7.06
Exercised                           (418,485)                     5.47
Forfeited                           (100,000)                     9.64
Expired                              (25,000)                     9.07
                                     -------                      ----

Balance at December 31, 1995        1,828,919              $      5.48
Granted                               225,000                     6.14
Exercised                           (104,456)                     5.52
Forfeited                                  --                       --
Expired                             (125,845)                     6.28
                                    --------                      ----

Balance at December 31, 1996        1,823,618              $      5.50
Granted                               275,000                     1.86
Exercised                                  --                       --
Forfeited                           (431,667)                     5.04
Expired                              (99,117)                     6.09
                                     -------                      ----


Balance at December 31, 1997        1,567,834              $     4.96
                                    =========              ==========

At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.75 to $12.23 and 5.7 years, respectively. The following table summarizes the stock options outstanding and exercisable at December 31, 1997:

           Stock Options Outstanding                Stock Options Exercisable
           -------------------------                -------------------------

                          Weighted        Weighted
Range of      Number of    Average         Average     Number of      Weighted
Exercise      Options      Remaining Life  Exercise     Options       Average
Price         Outstanding  (Years)         Price      Exercisable Exercise Price
-----         -----------  -------         -----      ----------- --------------

$ 1.75 - 2.00   275,000      9.8          $ 1.86        52,083       $ 1.99
  4.01 - 5.00   870,000      6.1            4.51       820,000         4.51
  5.01 - 6.00   155,000      1.3            5.63       155,000         5.63
  7.01 - 8.00    79,223      2.5            7.49        79,223         7.49
 9.01 - 10.00   163,611      1.9            9.55       163,611         9.55
12.01 - 13.00    25,000      5.7           12.23        25,000        12.23
              ---------                              ---------
              1,567,834                              1,294,917
              =========                              =========

At December 31, 1997 and 1996, the number of options exercisable was 1,294,917 and 1,324,244, respectively, and the weighted-average exercise price of those options was $5.51 and $5.50, respectively.

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

In 1990, the ESOP was replaced by the Employee Savings and Stock Ownership
Plan ("the WorldCorp KSOP"). Participation in the WorldCorp KSOP was limited to employees not covered under a collective bargaining agreement. Employees could elect to invest Salary Deferral Contributions in either the WorldCorp Stock Fund or in other investment funds. The WorldCorp KSOP provided employer matching contributions in the WorldCorp Stock Fund at a rate determined by the Board of Directors, but at no less than 50% of the salary deferral contribution. The employer matching contribution rate in the WorldCorp Stock Fund for 1997, 1996 and 1995 was 100%. The employer matching contribution in other investment funds was at the rate of 33 1/3% of the Salary Deferral Contribution. The Company charged approximately $0.01 million, $0.2 million and $0.3 million to expense for its contributions in 1997, 1996 and 1995, respectively.

The Board of Directors of World Airways adopted an Employee Savings and
Stock Ownership Plan (the "Plan") effective October 1, 1996. The Plan is intended to allow employees not covered by collective bargaining agreements, as well as certain WorldCorp and WorldCorp Investments, Inc. employees, to share in the growth and prosperity of World Airways, to encourage participants to save on a tax-favored basis, and to provide participants an opportunity to accumulate capital for their future economic security. The Plan is an amendment and continuation of the WorldCorp KSOP. As a result of various business developments, the vast majority of the participants in the WorldCorp KSOP were World Airways employees. For that reason, in 1996, World Airways and WorldCorp agreed that World Airways should assume WorldCorp's obligation under the WorldCorp KSOP. In connection with that action, the Trustees exchanged the unallocated shares of WorldCorp common stock held by the WorldCorp KSOP for a like-value of shares in World Airways common stock. World Airways also made a special contribution of $50,000 to the Plan.

The WorldCorp KSOP originally assumed bank financing from its predecessor plan, the WorldCorp Employee Stock Ownership Plan. This obligation was paid off by WorldCorp in 1994 and the WorldCorp KSOP agreed to repay WorldCorp the amount of the bank loan. The WorldCorp KSOP refinanced its debt to WorldCorp through a margin loan obtained in January 1995 and amended in May 1996 in the amount of $1.5 million. As discussed above, effective October 1, 1996, World Airways and WorldCorp agreed that World Airways should assume WorldCorp's obligation under the WorldCorp KSOP. Principal payments of $90,000 are due quarterly and a final principal payment of $0.1 million is due May 1998. Interest is payable quarterly at the call loan rate plus 1.5%. The margin loan is collateralized by approximately 59,677 of the unallocated shares of common stock owned by the Plan at December 31, 1997. World Airways is required to make minimum annual discretionary contributions to the Plan in an amount necessary to pay principal and interest due on the margin loan to the extent that other contributions to the Plan are insufficient to make such payments. Contributions were sufficient to make the required principal and interest payments during 1997.

The Plan will continue to hold the shares of WorldCorp common stock that were allocated to the participants' accounts before October 1, 1996. No additional shares of WorldCorp common stock will be allocated under the Plan on or after that date. Instead, participants will have the opportunity to receive future allocations of World Airways common stock.

Under the Plan, employees may elect to invest salary deferral contributions in either the World Airways Stock Fund or in other investment funds. The Plan provides employer matching contributions in the World Airways Stock Fund at a rate determined by the Board of Directors, but at no less than 50% of the salary deferral contribution. The employer matching contribution rate in the other investment funds is 33 1/3% of the salary deferral contribution. World Airways expensed approximately $ 0.2 million for its contributions to the Plan for the period January 1, 1997 through September 17, 1997.

The World Airways' Crewmembers Target Benefit Plan is a defined contribution plan covering flight engineers and pilots with contributions based upon defined wages. It is a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Pension expense for the Target Benefit plan totaled $1.4 million, $2.5 million, and $1.9 million for the period January 1, 1997 through September 17, 1997 and for the years ended December 31, 1996, and 1995, respectively.

Until September 1996, World Airways' flight attendants participated in the World Airways' Flight Attendant Target Benefit Plan, which was a tax-qualified retirement plan under Section 401(a) of the Code. Under the collective bargaining agreement between World Airways and the flight attendants, represented by the International Brotherhood of Teamsters ("Teamsters"), that was signed in June 1996 and ratified by the flight attendants in August 1996, the World Airways' Flight Attendant Target Benefit Plan was terminated in September 1996. World Airways is required under the agreement to make certain monthly payments on behalf of the flight attendants to the Teamsters subsequent to the termination of the previous plan. Pension contributions made to the Teamsters on behalf of the flight attendants totaled $0.3 million and $0.1 million for the period January 1, 1997 through September 17, 1997, and the fourth quarter of 1996, respectively. Pension expense relating to the Flight Attendant Target Benefit Plan totaled $0.5 million and $0.2 million for the first three quarters of 1996 and the year ended 1995, respectively.

Effective January 1, 1994, World Airways adopted the World Airways, Inc. Retroactivity and Profit Sharing Bonus Plan ("the 1994 Profit Sharing Plan"). The 1994 Profit Sharing Plan provides for the payment of retroactive pay to certain DC10 crewmembers for the period July 1, 1992 to August 15, 1994, as well as for certain profit sharing payments. Distributions under the 1994 Profit Sharing Plan are equal to 20% of World Airways defined earnings, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the 1994 Profit Sharing Plan in that year. This is not a tax-qualified retirement plan under Section 401(a) of the Code. World Airways distributed approximately $1.7 million in 1996 pertaining to 1995 results, which included the retroactive payment required under the plan. World Airways did not make any 1997 distributions pertaining to 1996 results. World Airways expects to distribute approximately $2.6 million in 1998 pertaining to 1997 results.

World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. World Airways accounts for the cost of health benefits in accordance with FAS 106 which requires accrual accounting for all postretirement benefits other than pensions. World Airways funds the benefit costs on a pay-as-you- go (cash) basis.

A summary of the net periodic postretirement benefit costs for the period January 1, 1997 through September 17, 1997 and for the years ended December 31, 1996 and 1995 is as follows:

                                    1997             1996              1995
                                    ----             ----              ----
Service cost                   $   118,000    $    176,000      $   118,000
Interest cost on accumulated
postretirement benefit
obligation                          78,000         100,000          134,000

Net amortized gain                (38,000)          (38,000)         (40,000)
                                  -------           -------          -------
Net periodic postretirement
benefit cost                   $   158,000      $    238,000      $   212,000
                               ===========      ============      ===========

As a result of the Purchase, beginning September 18, 1997, WorldCorp reports its share of World Airways' net assets and results of operations under the equity method of accounting. Therefore, there is no amount included for the accrued postretirement benefit obligation in the accompanying balance sheet at December 31, 1997. However, the following table shows the components of the World Airways accumulated postretirement benefit obligation as of December 31, 1997 and 1996:

                                                     1997             1996
                                                     ----             ----

Retirees and dependents                         $   863,000      $    789,000
Fully eligible, active participants                 183,000           229,000
Not fully eligible participants                   1,706,000         1,527,000
                                                  ---------         ---------
                                                $ 2,752,000      $  2,545,000
Less: plan assets                                        --                --
                                                  ---------         ---------
Accrued postretirement benefit obligation       $ 2,752,000      $  2,545,000
                                                ===========      ============

The assumed discount rate used to measure the accumulated postretirement benefit obligation for 1997 and 1996 was 6.75%. The medical cost trend rate in 1998 was 7.5% trending down to an ultimate rate in 2021 of 4.0%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1997 net periodic postretirement benefit cost by $28,000 and would have increased the accumulated postretirement benefit obligation as of December 31, 1997 by $121,000.

 Near the end of 1997, the Company entered into employment agreements with two of its senior executives. Under these agreements, the Company granted the employees options to purchase 475,000 and 100,000 shares of InteliData and World Airways' stock, respectively, owned by the Company. The exercise prices of the InteliData options range from $2.98 to $3.00, and the exercise price of the World Airways' options is $7.92. The per share weighted-average fair values of the InteliData options and the World Airways' options at the date of the grant were $2.01 and $5.08, respectively. The Company is amortizing the estimated fair value of these options of $1.5 million over the vesting periods of the options, which range from two years to ten years, with accelerated vesting under certain circumstances. The Company expensed approximately $0.2 million during 1997 relating to these options.

Near the end of 1997, the Company also agreed to adopt a supplemental executive retirement plan for one of its executives, which is expected to require certain funding in 1998 and 1999.

17.      EARNINGS PER SHARE

 Earnings per share ("EPS") for the years ended December 31, 1997, 1996 and 1995 are computed as follows:

                                    For the Year Ended December 31, 1997
                                    ------------------------------------

                                Earnings           Shares             Per-Share
                              (Numerator)      (Denominator)           Amount
                              -----------      -------------           ------
Basic EPS
Loss from continuing
operations                $  (19,128,000)        14,804,356      $       (1.29)
                                                                         ======

Effect of Dilutive
Securities
7% convertible debentures       4,550,000         5,877,034
                                ---------         ---------
Diluted EPS
Loss available to common
 stockholders             $  (14,578,000)        20,681,390      $           *
                          ==============         ==========       ============


                              For the Year Ended December 31, 1996
                              ------------------------------------

                              Earnings             Shares             Per-Share
                             (Numerator)        (Denominator)           Amount
                             -----------        -------------           ------

Basic EPS
Earning from continuing
operations                    $ 7,437,000        16,153,227      $         0.46
                                                                          =====
Effect of Dilutive
Securities
Options                                --           530,970
7% convertible debentures       4,550,000         5,877,034
                                ---------         ---------
Diluted EPS
Earnings available to common
stockholders                 $ 11,987,000        22,561,231      $            *
                             ============        ==========      =============

                                 For the Year Ended December 31, 1995
                                 ------------------------------------

                                 Earnings          Shares             Per-Share
                                (Numerator)     (Denominator)           Amount
                                -----------     -------------           ------
Basic EPS
Earnings from continuing
operations                    $  64,158,000      15,988,365      $         4.01
                                                                        =======
Effect of Dilutive
Securities
Options                                  --       1,129,467
7% convertible debentures         4,550,000       5,877,034
-                                 ---------       ---------
Diluted EPS
Earnings available to common
stockholders                  $  68,708,000       22,994,866      $        2.99
                              =============       ==========      =============

* Amounts are anti-dilutive.

18.     FEDERAL AND STATE INCOME TAXES

Income tax expense attributable to earnings from continuing operations consists of (in thousands):

                                     For the years ended December 31,
                                     --------------------------------
                                    1997             1996             1995
                                    ----             ----             ----

U.S. Federal                   $     350      $     504        $       573
State                                 --             --                 88
                                     ---            ---                ---
Income tax expense             $     350      $     504        $       661
                               =========      =========        ===========

There is no deferred tax expense or benefit for the years ended December 31, 1997, 1996, and 1995.

 Income tax expense attributable to earnings (loss) from continuing operations for the years ended December 31, 1997, 1996, and 1995 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent for the years ended December 31, 1997, 1996 and 1995 as a result of the following (in thousands):

                                         For the years ended December 31,
                                         --------------------------------
                                     1997             1996             1995
                                     ----             ----             ----
Expected Federal income tax
  expense(benefit) at the
  statutory rate                 $   (6,385)    $     2,700    $    22,038
Change in valuation allowance,
  net of change attributed to
  discontinued operations losses       6,207        (3,339)             --
Amounts attributable to
  (earnings)/loss of subsidiaries
  not consolidated for tax purposes       --            --         (3,115)
Income tax expense of
  subsidiaries not consolidated
  for tax purposes                       350            --             296
Loss (gain) on issuances
  (purchases) of equity by
  affiliates not consolidated
  for tax purposes                        --            --        (14,850)
Amortization of goodwill                  --            --             283
Book/tax difference in gain on
  sales of subsidiaries stock             --            --           (252)
Generation (utilization) of net
  operating loss and capital
  loss carryforwards                      --            --         (3,640)
Federal alternative minimum tax
  and environmental tax                   --            --             231
State income tax expense, net of
  Federal benefit                         --            --              58
Other                                    178         1,143           (388)
                                         ---         -----           ----
Income tax expense               $       350      $    504      $      661
                                 ===========      ========      ==========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                   1997                1996
                                                   ----                ----
Deferred tax assets:
Net operating loss carryforwards             $    21,419        $    18,111
Investment in affiliate                            8,648             14,480
Deferred compensation                                  8                199
Accruals not deductible for tax                       67                 24
Compensated absences, primarily due
  to accrual for financial statement
  purposes                                            16                 10
                                                  ------             ------
Gross deferred tax assets                         30,158             32,824
Less:  valuation allowance                        29,484             23,277
                                                  ------             ------
Net deferred tax assets                              674              9,547
                                                  ------              -----
Deferred tax liabilities:
Investment in affiliate                              630              9,499
Property and equipment                                44                 48
                                                  ------              -----
Gross deferred tax liabilities                       674              9,547
                                                  ------              -----
Net deferred income taxes                    $        --        $        --
                                                  ======              =====

The valuation allowance for deferred tax assets as of January 1, 1996 was $20.1 million. The net change in the total valuation allowance for the year ended December 31, 1996 was an increase of $ 3.2 million and an increase of $6.2 million for the year ended December 31, 1997.

 As of December 31, 1997, the Company has approximately $ 63.0 million of net operating loss carryforwards, which expire as follows (in millions):

                           2005                      5.8
                           2007                     15.2
                           2008                     11.2
                           2009                     10.1
                           2010                      1.1
                           2011                     10.2
                           2012                      9.4
                                                     ---
                                                  $ 63.0
                                                  ======

There can be no assurance that the operations of the Company will generate taxable income in future years so as to allow the Company to realize a tax benefit from its net operating loss carryforwards ("NOLs"). The NOLs are subject to examination by the IRS and thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, an ownership change of the Company, as defined in the Internal Revenue Code, may occur in the future and may result in the imposition of a lower annual limitation on the Company's NOLs existing at the time of any such ownership change.

As a result of certain transactions with MHS in 1994 (see Note 6), World Airways is no longer consolidated with the Company for income tax purposes. As of December 31, 1997, World Airways had NOLs for federal income tax purposes of approximately $92.2 million, which is only available to offset future federal taxable income of World Airways. Of this amount, $ 27.8 million is subject to a $6.9 million annual limitation resulting from an ownership change, pursuant to the Internal Revenue Code of 1986, as amended, which occurred in 1991. In addition, future transactions in the stock of the Company, World Airways or World Airways' stockholders could cause an additional ownership change at World Airways, which could result in a substantial reduction in the annual limitation in the use of World Airways' NOLs and the loss of a substantial portion of the NOLs available to World Airways.

19.   MAJOR CUSTOMERS

The Company owns positions in companies that operate in two distinct business areas. As of December 31, 1997, the Company owned approximately 46.3% of the outstanding common stock of World Airways, a provider of worldwide passenger and cargo air transportation for commercial and government customers. The Company also owns 29.4% of InteliData, a company which concentrates on two markets: telecommunications and electronic commerce.

As a result of the Purchase (see Note 1), as of September 18, 1997,
WorldCorp began reporting its share of World Airways' net assets and results of operations under the equity method of accounting which is included in equity in earnings (loss) of affiliates, net in the accompanying statements of operations. Results of operations for the period prior to the Purchase are included in WorldCorp's consolidated results of operations. Information concerning customers for years in which their revenues comprised 10% or more of the Company's consolidated operating revenues is presented in the following table (in thousands):

                               For the Period       Year ended December 31,
                              January 1, 1997       -----------------------
                                Through
                              September 17, 1997    1996              1995
                              ------------------    ----              ----

Malaysian Airlines              $    51,143      $   105,410      $   100,934
U.S. Department of Defense
(including U.S. Air Force)           45,114           79,029           52,889
Philippine Airlines                  75,889           46,516               --
P. T. Garuda Indonesia               30,627           39,849           26,263
Look Charters                            --            3,749            3,677

World Airways has provided wet lease services to Malaysian Airlines since
1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owned 16.8% of World Airways as of January 23, 1998, also owns 28% of Malaysian Airlines. World Airways also entered into a 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby World Airways is providing two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. However, World Airways agreed to a five month reduction in the utilization of one aircraft during 1997, although the aircraft was redeployed in other activity. Malaysian Airlines has not informed World Airways of any reductions for 1998. World Airways provided three aircraft for 1997 Hadj operations. MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, MAS entered into an agreement on behalf of World Airways for World Airways to provide two DC-10 aircraft to fly in the 1998 Indian Hadj.

World Airways has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract which ended in February 1998. World Airways and Malaysian Airlines are currently discussing redeployment of these aircraft back into Malaysian Airlines' operations during 1998 in order to meet the contracts' original obligations. World Airways can provide no assurances, however, that World Airways will, in fact, be able to do so.

World Airways' contract with the U.S. Air Force expires in September 1998. World Airways anticipates that future renewals of the U.S. Air Force contract will be on an annual basis.

World Airways has provided service to PT Garuda Indonesia ("Garuda") since 1973 and has operated under an annual Hadj contract since 1988. World Airways operated six aircraft in the 1997 Garuda Hadj and seven aircraft in the 1996 Garuda Hadj. World Airways will operate six aircraft for the 1998 Garuda Hadj.

World Airways had agreements with Philippine Airlines to operate four passenger aircraft until November 1997. As a result of the economic distress experienced in the Philippines, World Airways negotiated to terminate the agreements on two of the aircraft effective in August 1997, and received monthly termination payments totaling $3.0 million through the original end of the agreements in November 1997. In addition, the contracts on the remaining two aircraft were extended until February 1998 and the per block hour rates for those two aircraft were reduced slightly. The two aircraft which were removed from Philippine Airlines service were redeployed by World Airways under agreements with other customers. The contract with Philippine Airlines expired in February 1998.

World Airways provided service to Look Charters under an annual contract from 1992 through 1996. In 1996 and 1995, World Airways performed operations for a summer charter program transporting passengers between Paris, France and various locations in the United States and Mexico.

Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of its existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to its aircraft. World Airways' financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. Consistent with prior years,World Airways has substantial uncontracted capacity in the third and fourth quarters of 1998 and beyond. In addition, as further described below, its major customer, Malaysian Airlines, is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, World Airways is actively seeking customers for 1998 and beyond, and has historically been successful in obtaining new customers.

A substantial portion of World Airways' business in 1997 was with two customers: Malaysian Airlines and Philippine Airlines. The contract with Philippine Airlines expired in February, 1998. In 1997, World Airways received approximately $11.2 million in revenue associated with minimum guarantee payments from Malaysian Airlines and $3.0 million in contract modification payments from Philippine Airlines, not associated with aircraft flying and related costs. As of December 31, 1997, Malaysian Airlines and Philippine Airlines owed World Airways $2.6 million and $1.0 million, respectively, primarily related to reimbursable costs incurred by World Airways. A substantial portion of World Airways' contracted business in 1998 is with Malaysian Airlines and Garuda Indonesia. Although World Airways' customers bear the financial risk of filling its aircraft with passengers or cargo,World Airways can be affected adversely if its customers are unable to operate its aircraft profitably, or if one or more of its customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances,World Airways can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements.

In 1997, the affects of the adverse economic conditions in Malaysia and Indonesia and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. These conditions and similar conditions in other countries in the Asia Pacific Region could have a material adverse effect on the operations of Malaysian Airlines and Garuda Indonesia, and therefore on the operations of World Airways. However, management also believes these conditions could provide new opportunities to wet lease aircraft to airlines customers, particularly those who have deferred or canceled new aircraft orders but are still in need of providing additional airlift.

All export contracts are denominated in U.S. dollars as are substantially all of the related expenses. The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning World Airways' export revenues from continuing operations is presented in the following table (in thousands):

                               For the Period         Year ended December 31,
                              January 1, 1997         -----------------------
                                Through
                              September 17, 1997        1996              1995
                              ------------------        ----              ----
Operating Revenues:
Domestic                          $    47,190      $    91,516      $    59,278
Export   -  Malaysia                   51,143          105,410          100,934
         -  Philippines                75,889           46,516               --
         -  Indonesia                  30,627           39,849           26,263
         -  Belgium                     9,136               --               --
         -  France                         --            3,749            6,897
         -  Other                       2,107           22,547           49,014
                                        -----           ------           ------
Total                             $   216,092      $   309,587      $   242,386
                                  ===========      ===========      ===========

20.   RELATED PARTY TRANSACTIONS

Effective November 10, 1988, T. Coleman Andrews', III employment agreement to serve as Chief Executive Officer and President of WorldCorp, which was originally entered into in August 1986, was extended an additional five years to August 1, 1994. In connection with the employment agreement, Mr. Andrews had also entered into a Supplemental Incentive Agreement ("the Incentive Agreement") with WorldCorp that provided for a bonus in the amount of $1.3 million plus interest earned at 8.91% to be paid to Mr. Andrews on August 1, 1994, provided he was still an employee of WorldCorp at that time. In connection with this employment arrangement, the Company loaned Mr. Andrews $1.3 million on January 10, 1989. Mr. Andrews executed and delivered to the Company a full recourse promissory note dated January 10, 1989. The principal amount of the note was due and payable on December 31, 1994 and interest accrued quarterly and was payable at maturity at a fixed rate of 8.91% per annum. Effective December 1993, the Company and Mr. Andrews terminated the Incentive Agreement and entered into a new agreement. In connection with the new agreement, the Company paid Mr. Andrews in December 1993 (approximately seven months early) $0.2 million due him under the Incentive Agreement. The new agreement delays payment to Mr. Andrews of the balance due under the Incentive Agreement and provides that the Company will make four annual installment payments of $0.4 million beginning January 2, 1995, plus interest earned at 3.83% in 1995 and 1996 and 5.07% in 1997 and 1998. The first three payments were made as scheduled in 1995, 1996 and 1997. The remaining and final payment under the Incentive Agreement was made on January 2, 1998. At the same time, Mr. Andrews agreed to cancel his previous promissory note dated January 10, 1989 and issue a full recourse promissory note dated December 29, 1993. The principal amount of $1.8 million is payable in annual installments of varying amounts beginning January 1, 1994 and payable every February 1 thereafter until 1998. Interest is payable at 3.83% in 1995 and 1996 and 5.07% in 1997 and 1998. Mr. Andrews has reduced the principal balance of his obligation to the Company by $1.1 million. Mr. Andrews and the Company entered into a new two year employment agreement as of October 1, 1997 to serve as Chairman of the Company. In October, 1997, Mr. Andrews entered into a promissory note for $0.9 million representing the remaining amounts due to the Company under the previous note, payable in annual installments beginning February 28, 1998 through February 28, 2001, bearing interest at 6.1%. The Incentive Agreement amounts are included in accrued wages in the accompanying consolidated balance sheets. As of December 31, 1997 and 1996, $0 and $0.4 million, respectively, of the promissory note are included in prepaid expenses and other current assets and $0.8 million and $0.5 million, respectively, are included in other assets and deferred charges in the accompanying consolidated balance sheets.

As of December 31, 1997, WorldCorp owns approximately 29.4% of the outstanding common stock of InteliData (see Note 5). The former Chairman of the Board of Directors of WorldCorp is also one of the founders of US Order, and is currently the Chairman of the Board of InteliData.

Effective January 23, 1998 and December 31, 1997, MHS owned approximately
16.8% and 24.9%, respectively, of the outstanding common stock of World Airways. Effective December 31, 1997, MHS owned approximately 28% of the outstanding common stock of Malaysian Airlines. Malaysian Airlines is one of World Airways' largest customers (see Notes 6 and 19).

During 1997 the Company issued 26,000 shares of common stock to members of the Board of Directors of the Company as compensation for their services.

Bain & Company, Inc. provided consulting services of approximately $0.2 million to the Company during 1995. A former principal of Bain & Company is also a member of the Board of Directors of WorldCorp.

21.   COMMITMENTS AND CONTINGENCIES

Litigation and Claims

World Airways and WorldCorp (the "World Defendants") were defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation in August 1992, captioned Washington Bancorporation v. Boster et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). Under a 1997 settlement agreement, the plaintiff agreed to dismiss with prejudice the Boster Litigation against all defendants, including the World Defendants, with each party to bear its own costs. Under the settlement agreement, the World Defendants do not have any further liability in the Boster Litigation.

World Airways' cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998. Approximately 37% of World Airways' employees are covered under this collective bargaining agreement. World Airways expects to begin negotiations in April 1998 and cannot predict the outcome of the negotiations or their possible impact on World Airways' financial condition and results of operations.

World Airways' flight attendants, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. World Airways' flight attendants argued the "scope clause" of the collective bargaining agreement had been violated by World Airways and challenged the use of foreign flight attendant crews on World Airways' flights for Malaysian Airlines and Garuda Indonesia which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that World Airways' contract with its flight attendants requires World Airways to first actively seek profitable business opportunities that require using World Airways' flight attendants, before World Airways may accept wet lease business opportunities that use the flight attendants of World Airways' customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. World Airways and the Teamsters are presently in discussions regarding these grievances. At this time, however, World Airways can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. World Airways can provide no assurance as to how the resolution of this matter will affect World Airways' financial condition and results of operations.

World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. In November 1996, as the FAA has increased its scrutiny of U.S. airlines, World Airways was assessed a preliminary fine of $810,000 in connection with certain security violations by ground handling crews contracted by World Airways for services at foreign airport locations. Under 49 U.S.C., Section 46301, any violation of pertinent provisions of 49 U.S.C. Subsection 40101 or related rules is subject to a civil penalty for each violation. Upon review of the evidence or facts and circumstances relating to the violation, the statute allows for the compromise of proposed civil penalties. The penalties were proposed by the FAA in connection with recent inspections at foreign airport facilities and relate primarily to ground handling services provided by World Airways' customers in connection with their operations; specifically, the inspection procedures of its aircraft, passengers and associated cargo. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements, despite the fact that the flights in question did not originate or terminate in the United States. World Airways has taken steps to comply with the U.S. requirements. In September 1997, World Airways entered into a consent order and settlement agreement with the FAA in connection with the above-mentioned alleged violations. Pursuant to this agreement, World Airways is liable for the sum of $610,000, of which $405,000 was paid in September. The remaining $205,000 was suspended and will be forgiven if World Airways complies with the provisions of the settlement agreement, including not incurring any security violations during the one year period following the execution of the settlement agreement. While World Airways believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the financial condition or results of operations of World Airways.

In connection with the discontinuance of World Airways' scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future. One claim which had been filed in connection with World Airways' discontinuance of scheduled service to South Africa, and which sought approximately $37.8 million in compensatory and punitive damages, has been settled by the parties for approximately $0.7 million. Also, a claim has been filed in Germany against the Company by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. World Airways believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

Contingent Rental Payments

In July 1993, World Airways returned certain DC10-30 aircraft to the lessor
(see Note 13). As a result of this early lease termination, World Airways is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one- third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap of $1,850,000. World Airways incurred $984,000 for rent shortfalls through December 1996. World Airways' remaining contingent liability related to this matter approximates $866,000.

Letters of Credit

At December 31, 1996, restricted cash and short-term investments included customer deposits held in escrow and cash pledged as collateral for various letters of credit facilities issued by a bank on World Airways' behalf totaling $1.0 million, with expiration dates occurring in 1997. At December 31, 1997, there were no outstanding letters of credit.

MD-11 Engine Maintenance Agreement

Engine maintenance accounts for most of World Airways' annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. World Airways outsources major airframe maintenance and power plant work to several suppliers. World Airways has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. The specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while World Airways believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. World Airways began to accrue these increased expenses in 1997 and such expenses will continue to increase during the remainder of the term of the contract as World Airways' aircraft fleet ages.

22.   UNAUDITED QUARTERLY RESULTS

The results of the Company's quarterly operations (unaudited) for 1997 and 1996 are as follows (in thousands except per share amounts):

                                                  Quarter Ended
                        -------------------------------------------------------
                        March 31  June 30  September 30  December 31  Total Year
                        --------  -------  ------------  -----------  ----------
    1997

Operating revenues     $ 78,748 $  81,928    $ 55,416     $    --  (1) $ 216,092

Operating income (loss)   6,022     5,488 (2)   1,543 (3)    (354) (1)    12,699

Earnings (loss) from
  continuing operations     709     (213)    (14,119) (4)  (5,505)      (19,128)

Net earnings (loss)    $    709 $   (213)  $ (14,119)    $ (5,505)    $ (19,128)

Basic earnings (loss)
  per common equivalent
  share(7):            $   0.05 $  (0.01)  $   (0.94)    $  (0.39)    $   (1.29)

Diluted earnings
  (loss) per common
  equivalent share(7): $      * $       *  $       *     $      *     $        *

1996

Operating revenues     $ 66,691 $  87,056  $  76,461     $ 83,464     $  313,672

Operating income
  (loss)                (6,673)    11,449    (5,738)        3,699 (5)      2,737

Earnings (loss) from
  continuing operations (6,592)     4,379    (4,147)       13,797 (6)      7,437

Discontinued operations
  (less applicable tax
  benefit)              (2,481)  (16,897)       107            80       (19,191)

Net earnings (loss)    $(9,073) $(12,518) $ (4,040)      $ 13,877     $ (11,754)

Basic earnings (loss)
  per common equivalent
  share(7):
  Continuing operations (0.41)  $   0.27  $  (0.25)      $   0.90     $     0.46
  Discontinued
    operations          (0.15)    (1.03)       0.01          0.01         (1.19)
                        -----     -----        ----          ----          -----
Net earnings (loss)    $(0.56)  $ (0.76)  $  (0.24)      $   0.91     $   (0.73)
                       ======   =======   ========       ========      =========

Diluted earnings
  (loss) per common
  equivalent share(7):
  Continuing
     operations        $     *  $      *  $       *      $   0.70     $        *
  Discontinued
     operations              *         *          *          0.01              *
                          ----      ----       ----          ----           ----
Net earnings (loss)    $     *  $      *  $       *      $   0.71     $        *
                        ======   =======   ========       ========     =========

 *   Amounts are anti-dilutive.

(1) - As a result of the Purchase, beginning September 18, 1997, the
Company reports its share of World Airways' results of operations under the equity method of accounting. As a result, during the fourth quarter, operating revenues and expenses relate entirely to the operations of WorldCorp (Notes 1 and 4).

(2) - Operating expenses include a $1.0 million reversal of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.

(3) - Operating expenses include a $2.3 million reversal of aircraft costs incurred in 1996 and the first six months of 1997, relating to reimbursements for disputed spare engine lease charges (see Note 13).

(4) - Includes a $17.6 million gain on the sale of World Airways' stock, offset by a $8.7 million loss on purchases of equity by World Airways, and a write-off of approximately $20.3 million of restructuring charges by InteliData.

(5) - Includes a net gain of $37.1 million on issuances (purchases) of equity by subsidiaries (see Notes 4 and 5).

(6) - Includes the reversal of maintenance costs, which had been accrued throughout 1996, of $1.5 million relating to the termination of two DC10-30 aircraft in December 1996 (see Notes 6 and 13).

(7) - Earnings per share for the periods presented have been calculated in accordance with Financial Accounting Standard Board's Statement of Financial Accounting Standard No. 128, Earnings Per Share.

23.  SUBSEQUENT EVENT

On April 20, 1998, WorldCorp consummated a transaction pursuant to which it acquired an 80% interest in Paper Acquisition Corp., a Delaware corporation ("Paper"). Paper was organized by Sun Capital Partners, Inc. ("Sun Capital") to acquire and operate specialty paper businesses. In December 1996, Paper acquired and consolidated two companies that produce a variety of coated papers and specialty inks which are sold to business forms manufacturers. For the 12 months ended December 31, 1997, Paper had approximately $48 million (unaudited) of sales.

Pursuant to the transaction, (i) WorldCorp exchanged seven-year warrants to acquire 35% (after the exercise of such warrants and the WorldCorp Acquisition Corp. options described below) of the issued and outstanding capital stock of WorldCorp Acquisition Corp., a Delaware corporation ("WorldCorp Acquisition"), held by WorldCorp for certain of the shares of Paper held by the Paper shareholders (the warrants are exercisable after one-year, at an exercise price of 125% of the estimated fair market value of the WorldCorp Acquisition stock at April 20, 1998 and payable with a seven-year, full-recourse, interest only note)
(ii) WorldCorp contributed all of its shares of World Airways and the Paper shares received above, to WorldCorp Acquisition Corp., in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition and (iii) the holders of Paper contributed their shares of capital stock of Paper in exchange for (A) 20% of the issued and outstanding capital stock of WorldCorp Acquisition, (B) the assumption of approximately $15 million of debt, net of cash and investments, of Paper, (C) $15 million of 8% interest only promissory notes of WorldCorp Acquisition due in April 2003, (D) $1 million of 8% promissory notes of WorldCorp Acquisition due in March 1999 and (E) an earn-out based on the earnings before interest, taxes, depreciation and amortization of Paper during the next five years. The earn-out is payable, including interest at 10%, in September 2002. WorldCorp has pledged all of its shares of common stock of both WorldCorp Acquisition and InteliData, and WorldCorp Acquisition has pledged all of its shares of common stock of both World Airways and Paper to current Paper shareholders to collateralize the notes and the earn-out. The notes contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, limitations on transfers of cash to WorldCorp, as well as cross-default provisions. Upon an event of default, the noteholders may assume control of the WorldCorp Acquisition board and the pledged collateral.

WorldCorp and WorldCorp Acquisition have entered into a consulting agreement with Sun Capital, which through an affiliate owned approximately 85% of the issued and outstanding shares of Paper immediately prior to the transaction, pursuant to which Sun Capital will receive $500,000 per year for financial consulting. Sun Capital also received seven-year options to acquire approximately 20% and 10% (after the exercise of such options and the warrants described above) of the issued and outstanding shares of common stock of WorldCorp and WorldCorp Acquisition, respectively, which options vest over five years. The exercise prices of these options is 125% of the fair market value of the underlying stock at April 20, 1998 and are payable with seven-year full recourse interest only notes.

The WorldCorp Board of Directors unanimously approved the acquisition of Paper because, among other things, Paper will provide WorldCorp and WorldCorp Acquisition with a platform for WorldCorp and WorldCorp Acquisition to pursue their growth strategy and with additional operating cash flow. Although the acquisition of Paper will not resolve WorldCorp's liquidity issues, it is intended to build long-term value for WorldCorp's stockholders.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
WorldCorp, Inc.:


We have audited the accompanying consolidated balance sheets of WorldCorp, Inc. and subsidiaries (WorldCorp) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in common stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2) herein. These consolidated financial statements and financial statement schedule are the responsibility of WorldCorp's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of InteliData Technologies Corporation and subsidiaries ("InteliData"), a 29.4% and 28.9% investee company, as of and for the years ended December 31, 1997 and 1996, respectively. WorldCorp's investment in InteliData was $ 10.4 million and $ 37.4 million at December 31, 1997 and 1996, respectively, and its equity in the loss of InteliData was $ 26.5 million and $ 31.8 million for the years ended December 31, 1997 and 1996, respectively. The consolidated financial statements of InteliData were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for InteliData, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldCorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three- year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, in order to meet its debt service obligations for 1998, the Company must obtain additional financing, refinance existing borrowings or obtain concessions from its lenders. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.



                                            KPMG PEAT MARWICK LLP



Washington, D.C.
February 16, 1998, except as to notes
     2 and 23, which are as of
     April 20, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

 The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1998 Proxy Statement").

Executive Officers

The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

  Name Age                                  Position Held

T. Coleman Andrews, III  43  Chairman of the Board,  Director and of WorldCorp
                             and Chairman of the Board and Director of World Airways and InteliData

Patrick F. Graham        58  President, Chief Executive Officer, Principal
                             Accounting Officer and  Director of WorldCorp, and
                             Director of InteliData

Mr. T. Coleman Andrews III was elected Chairman of the Board in 1997. Prior to that he served as Chief Executive Office and President since June 1987. He has served as Chairman of the Board of World Airways since 1986. On March 14, 1997, World Airways announced that Charles W. Pollard departed as President and Chief Executive Officer. Pursuant to the Company's bylaws, Mr. Andrews acted as President and Chief Executive Officer on an interim basis pending the hiring of Russell L. Ray Jr. as Chief Executive Officer in April, 1997. He has served as a Director of InteliData Technologies Corporation (and its predecessor, US Order, Inc.) since 1990. From 1978 through 1986, he was affiliated with Bain & Company, Inc. an international strategy consulting firm. At Bain, he was elected partner in 1982 and was a founding general partner in 1984 of the Bain Capital Fund, a private venture capital partnership. Prior to his experience with Bain, Mr. Andrews served in several appointed positions in the White House for the Ford Administration.

Mr Patrick F. Graham was appointed as President and Chief Operating Officer of World Corp in November 1997. Mr. Graham has been a director of WorldCorp since October 1992. Prior to joining WorldCorp Mr. Graham was a Director of Bain & Company, Inc., a management consulting firm based in Boston, Massachusetts. Mr. Graham co- founded the firm in 1973. In addition to his primary responsibilities with Bain clients, he has also served as Bain's Vice Chairman and Chief Financial Officer. Prior to the start of Bain & Company, Mr. Graham was Group Vice President with the Boston Consulting Group. His previous experience also includes positions with IBM, Ford Motor Company, and as a captain in the U.S. Army. Mr. Graham received an M.B.A. with Distinction from Stanford University's Graduate School of Business. He holds a B.A. from Knox College, where he graduated magna cum laude, was elected to Phi Beta Kappa and is currently on the Board of Trustees. Mr. Graham also serves as a director of InteliData Technologies Corporation.

Beneficial Ownership Reporting

 The Company incorporates herein by reference the information required by
Item 405 of Regulation S-K contained in its 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information concerning executive compensation contained in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1998 Proxy Statement.

                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1)     Financial Statements

The following consolidated financial statements of WorldCorp, Inc. and subsidiaries are filed herewith:

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, Years Ended
December 31, 1997, 1996, and 1995

Consolidated Statements of Changes in Common Stockholders'
Deficit, Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, Years Ended
December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

Independent Auditors' Report

(2)     Financial Statement Schedule

Schedule
 Number

II.     Valuation and Qualifying Accounts


NOTE: All other schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

Status of Prior Documents

WorldCorp's Annual Report on Form 10-K for the year ended December 31,
1997, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.

(3)      Index to Exhibits

Exhibit
No.                                          Exhibit

3.1 Certificate of Incorporation of WorldCorp, Inc. dated March 16, 1987. (Filed as Exhibit 3.1 to WorldCorp, Inc.'s Registration Statement on Form S-4 (Commission File No. 33012735) filed on March 19, 1987 and incorporated herein by reference.)

3.2 Amended and Restated Bylaws of WorldCorp, Inc. dated November 13, 1987. (Filed as Exhibit 3.1 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.)

4.6 First Supplemental Indenture dated as of February 22, 1994 between WorldCorp, Inc. and The First National Bank of Boston, as Trustee. (Filed as Exhibit 4.6 to WorldCorp, Inc's Form S-3 Registration Statement (Commission file No. 33-60247) filed on June 15, 1995 and incorporated herein by reference.)

4.8 Stock Option Agreement dated as of April 1, 1995 between WorldCorp, Inc. and Patrick F. Graham. (Filed as Exhibit 4.8 to WorldCorp Inc's Form S-3 Registration Statement (Commission file No. 33-60247) filed on June 15, 1995 and incorporated herein by reference.)

10.1 Merger Agreement and Plan of Reorganization dated as of April 28, 1987 by and among World Airways, Inc., World Merger Corporation and WorldCorp, Inc. (Filed as Exhibit 10.50 to WorldCorp, Inc.'s Form S-2 Registration Statement (Commission File No. 33-1358276) filed on July 31, 1987 and incorporated herein by reference.)

10.2 Form of Assumption Agreement dated as of June 23, 1987 among WorldCorp, Inc., World Airways, Inc. and each Indemnified Party (Filed as Exhibit 10.60 to WorldCorp, Inc.'s Form S-2 Registration Statement (Commission File No. 33-1358276) filed on July 31, 1987 and incorporated herein by reference.)

10.3 Agreement between World Airways, Inc. and Flight Attendants represented by International Brotherhood of Teamsters. (Filed reference as Exhibit 10.67 to WorldCorp, Inc.'s Form S-3 Registration Statement (Commission File No. 2-91998) filed on December 10, 1987 and incorporated herein by reference.)

10.4 Office Lease - The Hallmark Building dated as of May 16, 198 between WorldCorp, Inc. and GT Renaissance Centre Limited Partnership. (Filed as Exhibit 10.36 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.5 Lease Amendment dated as of June 27, 1989 between WorldCorp, Inc and GT Renaissance Centre Limited Partnership. (Filed as Exhibit 10.37 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.6 Office Lease - The Hallmark Building dated as of September 20, 1989 between World Airways, Inc. and GT Renaissance Centre Limited Partnership. (Filed as Exhibit 10.38 to WorldCorp, Inc's Annual Report on form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.7 Warrant Agreement dated as of July 22, 1989 between WorldCorp, Inc. and Charles W. Pollard. (Filed as Exhibit 10.45 to WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.8      WorldCorp,  Inc.  Employee Savings and Stock Ownership Plan. (Filed as
          Exhibit 10.49 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.9 Amendment No. 1 to WorldCorp Inc. Employee Savings and Stock Ownership Plan. (Filed as Exhibit 10.50 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.10     Aircraft  Lease  Agreement  dated as of January 15, 1991 between World
          Airways, Inc. and First Security Bank of Utah, N.A., not in its individual capacity, but solely as Owner Trustee. (Filed as Exhibit
          10.47 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.)

10.11 Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as of September 30, 1992 between World Airways, Inc. and International Lease Finance Corporation. Incorporated herein by reference.

10.12 Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as of September 30, 1992 between World Airways, Inc. and International Lease Finance Corporation. Incorporated herein by reference.

10.13 Aircraft Lease Agreement for Aircraft Serial Number 48633 dated as of September 30, 1992 between World Airways, Inc. and International Lease Finance Corporation. Incorporated herein by reference.

10.14 Aircraft Lease Agreement for Aircraft Serial Number 48631 dated as of September 30, 1992 between World Airways, Inc. and International Lease Finance Corporation. Incorporated herein by reference.

10.15 Aircraft Lease Agreement for Aircraft Serial Number 48632 dated as of September 30, 1992 between World Airways, Inc. and International Lease Finance Corporation. Incorporated herein by reference.

10.16 Accounts Receivable Management and Security Agreement dated as of December 7, 1993 between World Airways, Inc. and BNY
          Financial Corporation. Incorporated herein by reference.

10.17 Amendment No. 1 To Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as of November 1993 between World Airways, Inc. and International Lease Finance Corporation. Incorporated herein by reference.

10.18 Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as of March 8, 1993 between World Airways, Inc. and International Lease Finance Corporation. Incorporated herein by reference.

10.19 Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48437 dated as of March 31, 1993 between World Airways, Inc. and International Lease Finance Corporation. Incorporated herein by reference.

10.20 Amendment No. 3 to Aircraft Lease Agreement for Aircraft Serial Number 48437 dated as of April 15, 1993 between World Airways, Inc. and International Lease Finance Corporation. Incorporated herein by reference.

10.21 Acquisition Agreement Among VISA International Service Association, US Order, Inc, and WorldCorp, Inc, dated as of July 15, 1994. Incorporated herein by reference.

10.22 Stock Purchase Agreement by and among World Airways, Inc., WorldCorp, Inc., and Malaysian Helicopter Services Berhad dated as of October 30, 1993. Incorporated herein by reference.

10.23 Stock Registration Rights Agreement between World Airways, Inc. and Malaysian Helicopter Services Berhad dated as of October 30, 1993. Incorporated herein by reference.

10.24 Shareholders Agreement between Malaysian Helicopter Services Berhad and WorldCorp, Inc., and World Airways, Inc. dated as of February 3, 1994. Incorporated herein by reference.

10.25 Amendment No. 1 to Shareholders Agreement dated as of February 28, 1994, among WorldCorp, World Airways, and MHS.
          Incorporated herein by reference.

10.26 Stock Option Agreement dated as of August 1, 1994 ("Grant Date") between WorldCorp, Inc. and William F. Gorog. Incorporated herein by reference.

10.27     Employment Agreement dated as of August 1, 1994 between US
          Order, Inc. and John C. Backus, Jr.   Incorporated herein by
          reference.

10.28     Employment Agreement dated as of August 19, 1994 between
          WorldCorp, Inc. and T. Coleman Andrews, III.   Incorporated
          herein by reference.

10.29 Stock Option Agreement dated as of August 19, 1994 ("Grant Date") by and between WorldCorp, Inc. and T. Coleman Andrews, III. Incorporated herein by reference.

10.30 Agreement between World Airways, Inc. and the International Brotherhood of Teamsters representing the Cockpit Crewmembers employed by World Airways, Inc. dated August 15, 1994-June 30, 1998. Incorporated herein by reference.

10.31 Aircraft Services Agreement dated September 26, 1994 by and between World Airways, Inc. ("World") and Malaysian Airlines.
          Incorporated herein by reference.

10.32 Freighter Services Agreement dated October 1, 1994 by and between World Airways, Inc. and Malaysian Airline System Berhad. Incorporated herein by reference.

10.33     World Airways, Inc. 1995 AMC Contract F11626-94-D0027 dated
          October 1, 1994 between World Airways, Inc. and Air Mobility Command. Incorporated herein by reference.

10.34 Stock Purchase Agreement (the "Agreement") dated as of December 31, 1994 by and between MHS Berhad, a Malaysian corporation (the
          "Shareholder") and WorldCorp, Inc., a Delaware corporation (the "Purchaser"). Incorporated herein by reference.

10.35 Amendment No. 1 to Passenger Aircraft Services and Freighter Services Agreement dated December 31, 1994 by and between World Airways, Inc. and Malaysian Airline System Berhad. Incorporated herein by reference.

10.36 Customer Agreement between WorldCorp ESSOP and Scott & Stringfellow, Inc. dated January 11, 1995 for a margin loan.
          Incorporated herein by reference.

10.37 Side Letter dated January 11, 1995 from Scott & Stringfellow, Inc. to William F. Gorog, Trustee of WorldCorp Employee Savings and Stock Ownership Plan for a margin loan to the WorldCorp ESSOP.
          Incorporated herein by reference.

10.38 Guarantee Agreement dated January 11, 1995 by WorldCorp, Inc. ("Guarantor") for the benefit of Scott & Stringfellow, Inc. (the
          "Lender").   Incorporated herein by reference.

10.39 Registration Rights Agreement dated as of January 11, 1995 by and between WorldCorp, Inc. and Scott & Stringfellow, Inc.
          Incorporated herein by reference.

10.40 Side Letter dated January 11, 1995 from WorldCorp, Inc. to Scott & Stringfellow, Inc. regarding commitment to make contributions to the WorldCorp Employee Savings and Stock Ownership Plan (the "ESSOP"), for the duration of the Scott & Stringfellow loan to the ESSOP. Incorporated herein by reference.

10.41 Amendment No. 2 to Passenger Aircraft Services and Freighter Aircraft Service Agreement dated February 9, 1995 by and between World Airways, Inc. and Malaysian Airline System Berhad. Incorporated herein by reference.

10.42 Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as of April 23, 1993 between World Airways, Inc.
          and International Lease Finance Corporation.   Incorporated herein
          by reference.

10.43 Amendment No. 3 to Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as of April 1993 between World Airways, Inc.
          and International Lease Finance.   Incorporated herein by reference.

10.44 Aircraft Lease Agreement for Aircraft Serial Number 48437 dated as of September 30, 1992 between World Airways, Inc. and International Lease Finance Corporation. Incorporated herein by reference.

10.45 Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48631 dated as of April 28, 1995 between World Airways, Inc. and International Lease Finance Corporation.

10.46 Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48632 dated as of April 28, 1995 between World Airways, Inc and International Lease Finance Corporation. Incorporated herein by reference.

10.47     Amendment (No. 1) to the Accounts Receivable Management and
          Security Agreement between World Airways, Inc. and BNY Financial Corporation dated March 15, 1995 and effective as of January 1, 1995. Incorporated herein by reference.

10.48     Amendment No. 2 to the Accounts Receivable Management and
          Security Agreement between World Airways, Inc. and BNY Financial
          Corporation dated August 1995.   Incorporated herein by reference.

10.49 Long Term Aircraft Charter Agreement dated August 20, 1986 between World Airways, Inc. and Malaysian Airline System Berhad. Incorporated herein by reference.

10.50 Amendment dated April 10, 1991 to the Long Term Aircraft Charter Agreement dated August 20, 1986 between World Airways, Inc. and Malaysian Airline System Berhad. Incorporated herein by reference.

10.51 Amendment No. 3 to the Freighter Services Agreement by and between World Airways, Inc. and Malaysian Airline System Berhad dated May, 1995. Incorporated herein by reference.

10.52 FY1996 Contractor Team Agreement among World Airways, Inc., Continental Airlines, Inc., Emery Worldwide Airlines, Inc., Evergreen International Airlines, Inc., Miami Air International, Inc., Northwest Airlines, Inc. and Rich International Airways, Inc. dated April 3, 1995. Incorporated herein by reference.

10.53 Maintenance Agreement between Malaysian Airline System Berhad and World Airways, Inc. dated March 1, 1995. Incorporated herein by reference.

10.54 Form of Master Services Agreement between World Airways, Inc. and the Company. Incorporated herein by reference.

10.55 1996 U.S. Air Force Contract dated October 1, 1995 between World Airways, Inc. and Air Mobility Command. Incorporated herein by reference.

10.56 Amendment No. 3 to the Accounts Receivable Management and Security Agreement between World Airways, Inc. and BNY Financial
          Corporation dated as of September 28, 1995.   Incorporated
          herein by reference.

10.57 Amendment No. 4 to the Accounts Receivable Management and Security Agreement between World Airways, Inc. and BNY Financial Corporation
          dated as of September 28, 1995.   Incorporated herein by reference.

10.58     Form 10-K for the fiscal year ended December 31,
          1997 for World Airways, Inc.                            Filed Herewith

10.59     Form 10-K for the fiscal year ended December 31,
          1997 for InteliData Technologies Corporation, Inc.      Filed Herewith

10.60     Employment Agreement, by and between the Company
          and T. Coleman Andrews, III                             Filed Herewith

10.61     Employment Agreement, by and between the Company
          and Patrick F. Graham                                   Filed Herewith

11        Statement on Calculation of Earnings (Loss)
          Per Common Share.                                       Filed Herewith

21        Subsidiaries of the Registrant WorldCorp, Inc.          Filed Herewith

23.1      Consent of KPMG Peat Marwick LLP.                       Filed Herewith

23.2      Consent of Deloitte & Touche LLP.                       Filed Herewith

27        Financial Data Schedule for the year ended
          December 31, 1997.                                      Filed Herewith

1 Confidential treatment of portions of the Agreement has been granted by the Commission. The copy filed as an exhibit omits the information subject to confidentiality request. Confidential portions so omitted have been filed separately with the Commission.

(b)      Reports on Form 8-K

Form 8-K dated September 18, 1997 was filed with the Securities and Exchange Commission on October 3, 1997.


*     *     *     *     *     *     *     *     *     *     *     *     *     *

 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLDCORP,  INC.

By   /s/ Patrick F. Graham
Patrick F. Graham
Chief Executive Officer, President, and Principal
Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title              Date




/s/ Patrick F. Graham             Chief Executive Officer,      April 20, 1998
(Patrick F. Graham)               President, and Principal
                                  Accounting Officer



/s/ T. Coleman Andrews, III       Director and                 April 20, 1998
(T. Coleman Andrews, III)         Chairman of the Board



/s/ Gideon Argov                  Director                     April 20, 1998
(Gideon Argov)



/s/ James E. Colburn              Director                      April 20, 1998
(James E. Colburn)



/s/ William F. Gorog              Director                      April 20, 1998
(William F. Gorog)

SCHEDULE II

WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1997, 1996 and 1995
(in thousands)






                                 Balance at   Charged to   Deductions   Balance
                                 beginning    costs and    charged to  at end of
                                 of period    expenses      reserves    period
                                 ---------    --------      --------    ------

Allowance for Doubtful
Accounts

Year ended December 31, 1997   $    413    $     413  (1)  $     --  $       --
                                  ========    =========       ======    =======

Year ended December 31, 1996   $    322    $     236       $    145  $      413
                                  ========    =========       ======    =======

Year ended December 31, 1995   $     81    $     414       $    173  $      322
                                  ========    =========       ======    =======



Valuation Allowance for
Deferred Tax Assets

Year ended December 31, 1997   $ 23,277   $   6,207        $    --   $    29,484
                                =======     =======          ======      =======

Year ended December 31, 1996   $ 20,113   $   3,164        $    --   $    23,277
                                =======     =======          ======      =======

Year ended December 31, 1995   $ 13,973   $   6,140        $    --   $    20,113
                                =======     =======          ======      =======


(1) Due to the Purchase, WorldCorp began reporting its share of World Airways' net assets and results of operations under the equity method of accounting as of September 18, 1997. Therefore, allowance for doubtful accounts relating to World Airways is not included in the December 31, 1997 consolidated balance sheet.