Form 10-K/A
period 1997-12-31
WORLDCORP INC
filed 1998-04-30
CIK 811664

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                           ______________

                            FORM 10-K/A
                          (Amendment No.1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No  _____

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

The number of shares of the registrant's Common Stock outstanding on March 31, 1998 was 13,883,245.

                               PART III

Item 10. Directors and Executive Officers

Set forth below is certain information as to persons who currently serve as directors and executive officers of WorldCorp, Inc. ("WorldCorp" or the "Company"). The Class II directors hold office until the Annual Meeting of Stockholders in 1998, currently scheduled for June 8, 1998 at 9:00 a.m., and the Class I directors hold office until the Annual Meeting of Stockholders in 1999. Thereafter, stockholders will elect the directors of each class at the appropriate succeeding Annual Meeting of Stockholders.

CLASS II DIRECTORS

Name and Age                Past Five Years' Principal Occupation(s)
                                    and Other Directorships


James E. Colburn, 74        Mr. Colburn served as a director of World
                            Airways from 1985 to 1987 and has served as a director of the Company since 1987.
                            Mr. Colburn served as President of
                            Aviation Consulting, Inc. from October
                            1982 to July 1986 and is currently
                            retained by Aviation Consulting, Inc. as a consultant. From 1979 to 1982 he was Vice President--Operations and
                            Maintenance of Wien Air Alaska.

Gideon Argov, 41            Mr. Argov was elected President and CEO of
                            Kollmorgen Corporation, a diversified
                            technology company, in May 1991, and was appointed a director of the Company on August 23, 1995. Prior to joining
                            Kollmorgen, Mr. Argov was President and
                            CEO of High Voltage Engineering
                            Corporation.  He currently serves as a
                            director of Kollmorgen and
                            Transtechnology Corporation.


CLASS I DIRECTORS

Name and Age                Past Five Years' Principal Occupation(s)
                                    and Other Directorships

T. Coleman Andrews, III, 43 Mr. T. Coleman Andrews, III was elected
                            Chief Executive Officer, President and a
                            Director of the Company in June 1987. He has served as Chairman of the Board of World Airways since 1986. On April 8, 1997, Walter M. Fiederowicz was appointed President and Chief Executive Officer of the Company, succeeding Mr. Andrews. In November 1997, Patrick F. Graham was appointed President and CEO of the Company, succeeding Walter M.
                            Fiederowicz.  Mr. Andrews was elected
                            Chairman of the Board of the Company,
                            succeeding William F. Gorog, who was
                            elected Chairman of the Executive
                            Committee of the Board. He has served as a Director of InteliData since 1990.
                            From 1978 through 1986, he was affiliated with Bain & Company, Inc. an international strategy consulting firm. At Bain, he was elected partner in 1982 and was a founding general partner in 1984 of the Bain Capital Fund, a private venture capital partnership. Prior to his experience with Bain, Mr. Andrews served in several appointed positions in the White House for the Ford
                            Administration.

William F. Gorog, 72        Mr. William F. Gorog has served as Chief
                            Executive Officer of InteliData (and its predecessor, US Order) since May 1, 1990.
                            He was elected a director of the Company in April 1989 and was elected Chairman of the Company's Board of Directors in May
                            1993.  In April 1997, Mr. Andrews
                            replaced Mr. Gorog as Chairman of the
                            Board, and Mr. Gorog was elected Chairman of the Executive Committee of the Board.
                            From October 1987 until founding US Order in May 1980, he served as Chairman of the Board of Arbor International, an investment management firm. From 1982 to 1987, he served as President and Chief
                            Executive Officer of Magazine Publishers of America, a trade association representing the principal consumer publications in the United States.
                            During the Ford Administration, Mr. Gorog served as Deputy Assistant to the President for Economic Affairs and
                            Executive Director of the White House
                            Council on International Economic Policy.
                            Prior to that time, he founded and served as Chief Executive Officer of Data
                            Corporation, which developed the LEXIS
                            and NEXIS information systems for legal
                            and media research and which was
                            subsequently sold to the Mead
                            Corporation.

Patrick F. Graham, 58       Mr. Patrick F. Graham was appointed as
                            President and Chief Operating Officer of
                            WorldCorp in November 1997. Mr. Graham
                            has been a director of WorldCorp since
                            October 1992.  Prior to joining WorldCorp
                            Mr. Graham was a Director of Bain &
                            Company, Inc., a management consulting
                            firm based in Boston, Massachusetts. Mr.
                            Graham co-founded the firm in 1973. In
                            addition to his primary responsibilities with Bain clients, he has also served as Bain's Vice Chairman and Chief Financial
                            Officer.  Prior to the start of Bain &
                            Company, Mr. Graham was Group Vice
                            President with the Boston Consulting
                            Group.  His previous experience also
                            includes positions with IBM, Ford Motor
                            Company, and as a captain in the U.S.
                            Army.  Mr. Graham received an M.B.A. with
                            Distinction from Stanford University's
                            Graduate School of Business.  He holds a
                            B.A. from Knox College, where he
                            graduated magna cum laude, was elected to Phi Beta Kappa and is currently on the Board of Trustees. Mr. Graham also serves as a director of InteliData
                            Technologies Corporation.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors and executive officers, and persons who own more than 10% of its Common Stock, to file with the SEC initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its greater than 10% beneficial owners, directors and executive officers were complied with in 1997.


Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE.

The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer and each of the other most highly paid executive officers of the Company determined at the end of 1997 (the "Named Executive Officers").

                                       Long-Term
                                     Compensation
      Annual Compensation
                                        Awards

                                       Securities
                                       Underlying
Name and                                Options/     All Other
Principal           Salary  Bonus         SARS     Compensation
Position              (2)    (3)           (4)          (5)
  (1)         Year    ($)    ($)           (#)          ($)
T. Coleman    1997  277,308 ---       125,000       433,968(7)
Andrews, III                          WOA(6)
Chairman                              125,000
WorldCorp                             INTD(6)
              1996  350,000 ---       ---           438,000(8)
              1995  350,000 225,000   ---           394,676(9)

Walter M.     1997  97,115  ---       ---           480(11)
Fiederowicz
(10)
Former
President/
CEO
WorldCorp

Patrick F.    1997  33,654  ---       150,000 WOA
Graham(12)                            100,000 WLDA
President/                            350,000 INTD
CEO
WorldCorp

Andrew M.     1997  180,000 ---       ---           5,846(14)
Paalborg(13)  1996  180,000 ---       ---           9,500
Former VP &   1995  177,923 115,000   ---           6,128
General
Counsel
WorldCorp

____________________
Footnotes

1 The compensation of Messrs. Andrews and Paalborg is paid entirely by the Company, including, where applicable, options to purchase common stock of the Company, World Airways and InteliData. In 1997, a portion of their respective salaries, however, were allocated to World Airways.

2 Excludes compensation deferred under the World Airways Employee
  Savings and Stock Ownership Plan ESSOP (the "World Airways ESSOP") (see footnote 5 below for a description of the World Airways ESSOP), which is also available to employees of the Company. The Company's contributions to the World Airways ESSOP accounts of the Named Executive Officers is included in the column titled "All Other Compensation." See footnote 5.

3 Bonuses are listed for the year in which the bonus was earned.
  Most bonuses are paid early in the year following the year in which the bonus was earned by the individual.

4 Includes options granted in 1997 under the Company's Amended and Restated 1988 Stock Option Plan. No warrants or SARs were granted to the individuals set forth herein under either of the option plans in 1997. For purposes of this column, WorldCorp is referred to as "WOA", World Airways is referred to as "WLDA" and InteliData is referred to as "INTD." The shares of common stock underlying Mr. Andrews' options to purchase, in the aggregate, 125,000 shares of InteliData common stock and Mr. Graham's options to purchase, in the aggregate, 350,000 shares of InteliData common stock and 100,000 shares of World Airways common stock are owned by the Company.

5 Amount includes value of Company contributions to the World Airways
  ESSOP accounts of the Named Executive Officers. The Company's contributions to the WorldCorp Employee Savings and Stock Ownership Plan (the "WorldCorp ESSOP") were made in Company Common Stock and are valued using closing prices for the year in which the contributions were made. Due to the small number of Company employees in the WorldCorp ESSOP, effective October 1, 1996, a World Airways ESSOP was created by the WorldCorp ESSOP trust's exchanging Company shares held by the trust for World Airways shares owned by the Company. The World Airways ESSOP then became the successor plan to the WorldCorp ESSOP. Company employees are permitted to participate in the World Airways ESSOP, but are allocated shares of World Airways stock according to their contributions to the plan.

6 Mr. Andrews was granted options to purchase 125,000 shares of WorldCorp Common Stock and 125,000 shares of InteliData common stock held by the Company in exchange for surrendering 200,000 unvested WorldCorp options.

7 Consists of (i) $9,500 of Company contributions to the World
  Airways ESSOP, (ii) $4,468 of premiums paid for life insurance under the terms of the 1994 Employment Agreement between Mr. Andrews and the Company and (iii) $420,000 paid in connection with the modification in 1993 of Mr. Andrews' Supplemental Incentive Compensation Agreement. Please see "Employment Agreements" below.

8 Consists of (i) $9,500 of Company contributions to the WorldCorp
  ESSOP, (ii) $8,504 of premiums paid for life insurance under the terms of the 1994 Employment Agreement between Mr. Andrews and the Company, and (iii) $420,000 paid in connection with the modification in 1993 of Mr. Andrews' Supplemental Incentive Compensation Agreement. Please see "Employment Agreements" below.

9 Consists of (i) $9,240 of Company contributions to the WorldCorp
  ESSOP, (ii) $5,436 of premiums paid for life insurance under the terms of the 1994 Employment Agreement between Mr. Andrews and the Company, and (iii) $380,000 paid in connection with the modification in 1993 of Mr. Andrews' Supplemental Incentive Compensation Agreement. Please see "Employment Agreements" below.

10 On April 8, 1997, Walter M. Fiederowicz was appointed President and
   Chief Executive Officer by the Board. On August 25, 1997, Mr. Fiederowicz resigned as President and Chief Executive Officer of the Company and was replaced by Patrick F. Graham in November 1997.

11 Consists of $480 of premium for life insurance for Mr. Fiederowicz.

12 Mr. Graham was appointed President and CEO for the Company on November 16, 1997.

13 Mr. Paalborg departed the Company on February 12, 1998.

14 Consists of (i) $842 of premium for life insurance for Mr. Paalborg and (ii) $5,004 of flexible benefits provided to Mr. Paalborg.

OPTIONS/SAR GRANTS IN 1997.

The following table provides information concerning stock options granted to the Named Executive Officers during 1997.

                                                   Potential
                                                   Realizable
                                                    Value At
                                                    Assumed
                                                Annual Rates of
                                                     Stock
                                                     Price
                                                 Appreciation
             Individual Grants                  For Option Term

                       % of
                      total
                     Options/
                       SARs    Exer-
                     Granted   cise
           Options/    to       or
             SARs    Employ-   Base
           Granted   ees in    Price  Expir-
           (1), (2)  Fiscal     Per   ation
Name       (Shares)   Year     Share  Date      5%          10%
T. Coleman 50,000    5.9      $2.00   9/30/05   $52,362.59  $121,057.60
Andrews,   WOA
III        75,000    8.8      $2.00   9/30/07   101,969.64   251,219.54
           WOA(3)

           50,000    5.9      $3.00   9/30/05    71,618.32   171,538.32
           INTD
           75,000    8.8      $3.00   9/30/07   141,501.29   358,592.05
           INTD(4)

Walter M.    --       --       --     --             --          --
Fiederowicz

Patrick F. 50,000     5.9      $1.75  11/16/05  32,543.25  40,608.75
Graham     WOA(5)
           100,000    11.8     $1.75  11/07/07  89,695.38  246,483.15
           WOA(6)

           30,000     3.5      $7.92  11/16/05  89,287.02  110,270.16
           WLDA(7)
           70,000     8.2      $7.92  11/07/07  286,516.85 784,619.55
           WLDA(8)

           100,000    11.8     $2.98  11/16/05  20,576.33  138,301.80
           INTD(9)
           250,000    29.4     $2.98  11/07/07  133,076.01 653,189.29
           INTD(10)

Andrew M.  --         --       --     --         --         --
Paalborg


Footnotes

1 No SARs were granted in 1997.

2 The shares of common stock underlying Mr. Andrews' options to purchase, in the aggregate, 125,000 shares of InteliData common stock and Mr. Graham's options to purchase, in the aggregate, 350,000 shares of InteliData common stock and 100,000 shares of World Airways common stock are owned by the Company.

3 Mr. Andrews' options to purchase 75,000 shares of the Company's
  Common Stock ("Common Stock") are subject to specific vesting requirements. These options become exercisable in 15,000-share increments on the 21st day following any twenty (20) trading-day period during which the Company's stock traded at or above $2.50, $3.13, $3.91,$4.88 and $6.10, respectively. However, all unvested shares vest automatically ninety days prior to expiration.

4 Mr. Andrews' options to purchase 75,000 shares of InteliData's common stock are subject to specific vesting requirements. These options become exercisable in 15,000-share increments on the 21st day following any twenty (20) trading-day period during which the Company's stock traded at or above $3.75, $4.69, $5.86, $7.32 and $9.16, respectively. However, all unvested shares vest automatically ninety days prior to expiration.

5 All of Mr. Graham's options to purchase 50,000 shares of Common
  Stock vest with respect to an equal number of shares as of the total shares as of the end of the first 24 months following
  November 16, 1997.

6 Mr. Graham's options to purchase 100,000 shares of Common Stock are subject to acceleration as follows: the options will become exercisable in 16,666.67 increments on the 21st day following any twenty (20) trading-day period during which the Company's stock traded at or above $2.18, $2.72, $3.40, $4.25, $5.31 and $6.63, respectively. However, all unvested shares vest automatically ninety days prior to expiration.

7 All of Mr. Graham's options to purchase 30,000 shares of World
  Airways common stock vest with respect to an equal number of shares as of the total shares as of the end of the first 24 months following November 16, 1997.

8 Mr. Graham's options to purchase 70,000 shares of World Airways' common stock are subject to acceleration as follows: the options will become exercisable in 11,666 increments on the 21st day following any twenty (20) trading-day period during which the Company's stock traded at or above $9.90, $12.37, $ 15.46, $19.32, $24.15 and $30.18, respectively. However, all unvested shares vest automatically ninety days prior to expiration.

9 All of Mr. Graham's options to purchase 100,000 shares of InteliData's common stock vest with respect to an equal number of shares as of the total shares as of the end of the first 24 months following November 16, 1997.

10 Mr. Graham's options to purchase 250,000 shares of InteliData's common stock are subject to acceleration as follows: the options will become exercisable in 41,666 increments on the 21st day following any twenty (20) trading-day period during which the Company's stock traded at or above $3.72, $4.65, $5.81, $7.26, $9.07 and $11.33, respectively. However, all unvested shares vest automatically ninety days prior to expiration.

AGGREGATED OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES.(1)

The following table lists aggregate option exercises in 1997 and year-end values for exercisable and unexercisable options.


                                       Number of     Value of
                                       Securities   Unexercised
                                       Underlying   In-The-Money
                                      Unexercised    Options at
                                       Options at     FY-End
                                       FY-End (#)      ($)
               Shares
              Acquired                (Exercis-     (Exercis-
                 on       Value          able/         able/
              Exercise  Realized      Unexercis-    Unexercis-
Name             (#)      ($)            able)         able)
T. Coleman    --- WOA   --- WOA       585,000/75,000 0/0 WOA
Andrews, III                          WOA
              --- INTD  --- INTD      50,000/75,000  0/0 INTD
                                      INTD

Walter M.     --- WOA   --- WOA       --- WOA        0/0 WOA
Fiederowicz

Patrick F.    --- WOA   --- WOA       37,083/147,917 0/0 WOA
Graham                                WOA
              --- WLDA  --- WLDA      1,250/98,750   0/0 WLDA
                                      WLDA
              --- INTD  --- INTD      4,167/345,833  0/0 INTD
                                      INTD
Andrew M.
Paalborg      --- WOA   --- WOA       152,500/0 WOA  0/0 WOA

______________________

1 The information set forth in this table includes the aggregate amount of all options granted to the Named Executive Officers by the Company and one or more of its subsidiaries. The calculations in this table are based upon a December 31, 1997, closing price of $1.00 of WorldCorp's Common Stock on the New York Stock Exchange, a closing price of $6.875 for World Airways Common Stock on the Nasdaq National Market, and a closing price of $1.844 for InteliData's Common Stock on the Nasdaq National Market. WOA is the New York Stock Exchange trading symbol for WorldCorp, WLDA is the Nasdaq trading symbol for World Airways, and INTD is the Nasdaq trading symbol for InteliData.


DIRECTORS COMPENSATION.

Pursuant to the Amended and Restated WorldCorp, Inc. 1988 Stock Option Plan (the "Option Plan"), each director of the Company who is not an executive of the Company was granted options to purchase 25,000 shares of Common Stock upon his election to the Board under the terms of the Option Plan. The Option Plan was further amended by the Company's stockholders at a Special Meeting on August 19, 1994, to provide that each non-employee Director upon election to subsequent two-year terms on the Board would receive additional grants of options for 25,000 shares of Common Stock upon each reelection. In 1995, the full Board of Directors determined to amend the Option Plan to provide that non-employee Directors will only be granted options under the Option Plan to purchase 25,000 shares of Common Stock upon their initial election or appointment to the Board of Directors, and an additional discretionary option grant may be made of up to 25,000 options. Under the Option Plan, these options vest in equal monthly installments over a two year period commencing on the date of a director's election or appointment to the Board, and the exercise price for these options is set at the average closing price on the New York Stock Exchange for the Common Stock for the thirty trading day period preceding the grant date of the option. Until June 30, 1996, each director who is not an executive of the Company received an annual fee of $25,000 (payable quarterly in advance) for serving as a director of the Company. Effective July 1, 1996, pursuant to the terms of the Directors Retainer Plan, each non-employee director of the Company was paid his annual fee of $25,000 in quarterly installments (payable in advance) of shares of Common Stock. The number of shares of Common Stock to be received each quarter by the non-employee directors is valued at the average closing price on the New York Stock Exchange for the Common Stock, for the thirty trading day period preceding the first day of the new quarter. Directors are compensated at a daily rate of $750 for participating in committee meetings in excess of four meetings per year.


EMPLOYMENT AGREEMENTS.

The Company has entered into employment agreements with each of Messrs. Andrews and Graham. The terms and conditions of each agreement are more fully discussed below. The Company had entered into an employment agreement with Mr. Paalborg, who departed as Vice President, General Counsel and Secretary on February 12, 1998. Following the analysis and research completed by the Compensation Committee of the Board of Directors in concluding its agreement with the Chief Executive Officer of the Company, the principles included in that agreement have generally been applied to the employment agreements of each of the other Named Executive Officers.

T. Coleman Andrews, III

The Company has entered into an employment agreement with T. Coleman Andrews, III as of October 1, 1997, providing that Mr. Andrews will continue to serve as Chairman of the Company until September 30, 1999, unless further extended or sooner terminated as set forth in the agreement. Mr. Andrews has agreed to resign from the Board in connection with, and effective upon, termination of his employment with the Company.

Mr. Andrews is entitled to a base salary of $200,000 per year and an annual bonus of up to 75% of his base salary and certain regular and fringe benefits. In addition, Mr. Andrews is entitled to participate in all bonus and incentive compensation plans or arrangements made available by the Company to its officers and directors.

Mr. Andrews' employment agreement terminates automatically upon his death in which case Mr. Andrews' estate or beneficiaries are entitled to receive Mr. Andrews' salary for a period of one month following his date of death, any accrued portion of any bonus payable to Andrews prior to death, certain benefits and any amounts payable under Andrew's Supplemental Executive Retirement Plan. The Company may terminate the agreement for "Cause" (as defined), or if Mr. Andrews incurs a disability that continues for a period of 12 consecutive months. Mr. Andrews may terminate the agreement for "Good Reason" (as defined). If the Company terminates Mr. Andrews for other than "Cause" or if Mr. Andrews terminates the agreement for "Good Reason", the Company is obligated to pay Mr. Andrews the undiscounted remainder of his salary and bonus and to continue to provide certain regular benefits to Mr. Andrews. In addition, all stock options to which Mr. Andrews is entitled shall become immediately vested and exercisable.

Pursuant to the agreement, in exchange for surrenduring 200,000 unvested Company options at an exercise price of $4.50 per share, the Company granted Mr. Andrews options to purchase 125,000 shares of the Company's common stock at an exercise price of $2.00 per share, 50,000 of which were immediately exercisable, and 125,000 shares of InteliData's common stock, owned by the Company, at an exercise price of $3.00 per share, 50,000 of which were immediately exercisable. The unvested options to purchase 75,000 shares of the Company's common stock become exercisable in 15,000-share increments on the 21st day following any twenty (20) trading-day period during which the Company's stock traded at or above $2.50, $3.13, $3.91, $4.88 and $6.10, respectively. However, all unvested shares vest automatically ninety days prior to expiration. The unvested options to purchase 75,000 shares of InteliData's common stock become exercisable in 15,000-share increments on the 21st day following any twenty (20) trading-day period during which the Company's stock traded at or above $3.75, $4.69, $5.86, $7.32 and $9.16, respectively. However, all unvested shares vest automatically ninety days prior to expiration.

The Company and Mr. Andrews in 1989 entered into a Supplemental
Incentive Compensation Agreement (the "Incentive Agreement") in lieu of the Company's granting additional equity to Mr. Andrews. The final payment due to Mr. Andrews on January 2, 1998 of $655,365 was made on that date.

In 1989, the Company loaned Mr. Andrews $1,300,000 under a full recourse interest-bearing promissory note. The Company and Mr. Andrews agreed, in December 1993, to cancel the earlier note and to substitute a new, full recourse promissory note (the "1993 Note") due in installments between January 1994 and February 1998. Mr. Andrews reduced the principal balance of his obligation to the Company to $667,490 as of December 31, 1997.

In October 1997, Mr. Andrews entered into a promissory note for $890,000 (the "1997 Note"), representing the remaining amounts due to the Company under the 1993 Note due in annual installments beginning February 28, 1998 through February 28, 2001.

Patrick F. Graham

The Company has entered into an employment agreement with Patrick F. Graham as of November 16, 1997, providing that Mr. Graham will continue to serve on the Board and will serve as the Company's Chief Executive Officer until November 15, 1999, unless further extended or sooner terminated as set forth in the agreement. Mr. Graham has agreed to resign from the Board in connection with, and effective upon, termination of his employment with the Company.

Mr. Graham is entitled to a base salary of $350,000 per year and an annual bonus of up to 75% of his base salary and certain benefits. In addition, Mr. Graham is entitled to participate in all bonus and incentive compensation plans or arrangements made available by the Company to its officers and directors.

Mr. Graham's employment agreement terminates automatically upon his death in which case Mr. Graham's estate or beneficiaries are entitled to receive Mr. Graham's salary for a period of one month following his date of death, any accrued portion of any bonus payable to Graham prior to death and certain benefits. The Company may terminate the agreement for "Cause" (as defined), or if Mr. Graham incurs a disability that continues for a period of 12 consecutive months. Mr. Graham may terminate the agreement for "Good Reason" (as defined). If the Company terminates Mr. Graham for other than "Cause" or if Mr. Graham terminates the agreement for "Good Reason", the Company is obligated to pay Mr. Graham the undiscounted remainder of his salary and bonus and to continue to provide certain benefits to Mr. Graham. In addition, all stock options to which Mr. Graham is entitled shall become immediately vested and exercisable.

Pursuant to the agreement, the Company granted Mr. Graham options to purchase 150,000 shares of the Company's common stock at an exercise price of $1.75 per share, 350,000 shares of InteliData's common stock, owned by the Company, at an exercise price of $2.98 per share, and 100,000 shares of World Airways' common stock, owned by the Company, at an exercise price of $7.92 per share. 50,000 Company options, 100,000 InteliData options, and 30,000 World Airways options become exercisable in equal increments as of the end of each of the first twenty-four (24) calendar months beginning in December, 1997. The remaining Company, InteliData, and World Airways options vest on November 16, 2007, subject to acceleration. 100,000 Company options become exercisable in 16,666.67 increments on the 21st day following any twenty (20) trading-day period during which the Company's stock traded at or above $2.18, $2.72, $3.40, $4.25, $5.31 and $6.63, respectively. 250,000 InteliData options become exercisable in 41,666 increments on the 21st day following any twenty (20) trading-day period during which the Company's stock traded at or above $3.72, $4.65, $5.81, $7.26, $9.07 and $11.33, respectively. 70,000 World
Airways options become exercisable in 11,666 increments on the 21st day following any twenty (20) trading-day period during which the Company's stock traded at or above $9.90, $12.37, $15.46, $19.32, $24.15 and $30.18, respectively.

Change in Control Agreements

The Company has issued stock options to each of the Company's current Named Executive Officers. Certain of the options issued to executive officers under the Company's 1988 Stock Option Plan prior to May 13, 1992, provided that upon a "Change of Control" (as defined) the executive officer's option shall become immediately exercisable as of the date of the "Change of Control" for up to double the number of shares of Common Stock for which the option is otherwise exercisable as of the date of the Change of Control (not to exceed the total number of Option Shares, as defined). Other options issued to executive officers under the 1988 Stock Option Plan prior to May 13, 1992, provided that in the event of termination of the executive officer's employment by the Company without "Cause" (as defined) or by the executive officer for "Good Reason" (as defined) within two years after a "Change of Control" (as defined) the executive officer's stock options shall become fully vested and exercisable. In 1992, the Company amended and restated its 1988 Stock Option Plan. The Company's stockholders approved the amended and restated 1988 Stock Option Plan on May 13, 1992. Options issued to executive officers under the 1988 Stock Option Plan as amended and restated provide that in the event of termination of the executive officer's employment by the Company without "Cause" or by the executive officer for "Good Reason" within two years after a "Change of Control" the executive officer's stock options shall become fully vested and exercisable.

Pursuant to the terms of the option agreements between the Company and Messrs. Andrews and Graham in the event of the termination of their employment by the Company without "Cause" (as defined) or by the executive officer for "Good Reason" (as defined) within two years after a "Change of Control" (as defined), the executive officer's stock options shall become immediately exercisable.


Item 12. Security Ownership of Certain beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

The following are the only persons known to the Company who are beneficial owners of more than five percent of Common Stock as of December 31, 1997 (except as otherwise noted). With respect to the information set forth below, the Company has relied upon Schedule 13D or
Schedule 13G filings and information received from the persons listed.

Name of Beneficial       Address of      Amount and Nature of    Percent
Owner                 Beneficial Owner  Beneficial Ownership(1) of Class(1)
Morgan Stanley, Dean   1585 Broadway
Witter, Discover & Co. New York, NY 10036       1,853,460(2)     13.35%

Travelers Company      One Tower Square         1,330,136(3)      9.5%
Group, Inc.            Hartford, CT 06183

Zesiger Capital Group  320 Park Avenue          1,120,976(4)      8.1%
                       30th Floor
                       New York, NY 10022

T. Rowe Price          100 East Pratt Street      890,000(5)      6.4%
Associates, Inc.       Baltimore, MD  21202

Capital Technology,    8314 Pineville-Matthews    814,600(6)      5.9%
Inc.                   Road, Suite 295
                       Charlotte, NC 28226

_____________________

Footnotes

1 Beneficial ownership as reported in the table has been determined in accordance with Securities and Exchange Commission ("SEC") regulations and includes shares of Common Stock which may be acquired within 60 days of December 31, 1997, upon the exercise of outstanding stock options and warrants and the conversion of the Company's 7% Convertible Subordinated Debentures due May 15, 2004 (the "Debentures"). In accordance with Rule 13d-3 of the Securities Exchange Act of 1934 (the "Exchange Act"), shares of Common Stock issuable upon the exercise of such options and warrants and upon conversion of such Debentures are deemed outstanding for purposes of computing the percentage of Common Stock owned by the beneficial owner thereof listed in the table, but are not deemed outstanding for purposes of computing the percentage of outstanding Common Stock owned by any other stockholder. Except as otherwise stated below, the named persons have sole voting and investment power with regard to the shares shown as owned by such person. Calculation of the Percent of Class is based on 13,883,245 shares of Common Stock outstanding as of December 31, 1997.

2 As reported in Amendment No. 3 and No. 4 to Schedule 13G dated
  February 12, 1998 filed jointly by Morgan Stanley, Dean Witter,
  Discover & Co., Morgan Stanley Asset Management Limited and Morgan Stanley SICAV Global Equity Fund.

3 As reported in Amendment No. 1 to Schedule 13G filed jointly by The
  Travelers Insurance Group, Inc., the Travelers Insurance Company, PFS Services, Inc., Associated Madison Companies, Inc., and Travelers Group Inc. on January 30, 1998. The 1,330,136 figure reported in the Amendment No. 1 to Schedule 13G includes certain convertible Debentures of the Company held by Travelers Group Inc.

4 As reported in Amendment No. 1 to Schedule 13G filed by Zesiger
  Capital Group, LLC on February 10, 1998. Zesiger Capital Group disclaims beneficial ownership of all 1,120,976 shares of the Company's Common Stock. Such securities are held in discretionary accounts which Zesiger Capital Group manages.

5 As reported in Amendment No. 2 to Schedule 13G dated February 13,
  1998 filed, jointly by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. These securities are owned by various individual and institutional investors including the T. Rowe Price New Horizons Fund, Inc., as to which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates, expressly disclaims that it is, in fact, the beneficial owner of such securities.

6 As reported in a Schedule 13G filed by Capital Technology, Inc., on February 6, 1998.


SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning the beneficial ownership of WorldCorp's Common Stock ("WC C.S.") and World Airways' common stock ("WA C.S.") as of March 31, 1998, for (a) each director and nominee for director; (b) each named executive officer; and (c) directors and named executive officers as a group.

                         Amount and Nature of     Title of  Percent of
Name of Beneficial Owner Beneficial Ownership(1)    Class    Class(1)
T. Coleman Andrews, III        611,544(2)          WC C.S.     4.4%
                                61,181(3)          WA C.S.       *

Patrick F. Graham               84,384(4)          WC C.S.       *

Walter M. Fiederowicz              0               WC C.S.       *

Andrew M. Paalborg             163,363(5)          WC C.S.     1.2%

Gideon Argov                    33,773(6)          WC C.S.       *

James E. Colburn                71,898(7)          WC C.S.       *
                                 3,000(8)          WA C.S.       *

William F. Gorog               268,855(9)         WC C.S.      1.9%

Directors and Executive
Officers as a Group
(5 persons)                    1,070,455         WC C.S.       7.7%
                                  64,181         WA C.S.         *

* Individual is the beneficial owner of less than one percent (1%) of outstanding common stock.

___________________

Footnotes

1 Beneficial ownership as reported in the table has been determined in accordance with SEC regulations and includes shares of Common Stock and World Airways common stock which may be acquired within 60 days of March 31, 1998, upon the exercise of outstanding stock options and warrants. In accordance with Rule 13d-3 of the Exchange Act, shares of common stock issuable upon the exercise of such options and warrants are deemed outstanding for purposes of computing the percentage of common stock owned by the beneficial owner thereof listed in the table, but are not deemed outstanding for purposes of computing the percentage of outstanding common stock owned by any other stockholder. Except as otherwise stated below, the named persons have sole voting and dispositive power with regard to the shares shown as owned by such person. The latest information available for the WorldCorp ESSOP is as of the end of the plan year, December 31, 1997. The WorldCorp ESSOP was converted into the World Airways ESSOP effective October 1, 1996. The World Airways ESSOP is the successor to the WorldCorp ESSOP. Under the terms of the World Airways ESSOP, WorldCorp employees are entitled to participate in the World Airways ESSOP. Calculation of the Percent of Class of Common Stock is based on 13,883,245 shares of Common Stock outstanding as of March 31, 1998; and calculation of the Percent of Class of World Airways common stock is based on 7,230,064 shares of World Airways common stock outstanding as of March 31, 1998.

2 Consists of (i) 585,000 shares of Common Stock issuable to Mr.
  Andrews upon the exercise of stock options granted to Mr. Andrews under the 1988 Stock Option Plan, (ii) 4,139 shares of Common Stock owned directly by Mr. Andrews, and (iii) 22,405 shares of Common Stock allocated to Mr. Andrews' account under the World Airways ESSOP.

3 Consists of 6,800 shares of World Airways common stock owned directly by Mr. Andrews, (ii) 50,000 shares of common stock issuable to Mr. Andrews upon the exercise of options granted by World Airways and (iii) 4,381 shares allocated to Mr. Andrews under the World Airways ESSOP.

4 Consists of 37,083 shares of Common Stock issuable to Mr. Graham upon the exercise of stock options granted to Mr. Graham under the 1988 Stock Option Plan and (ii) 47,301 shares of Common Stock paid to Mr. Graham as compensation for his services as a Board member through March 31, 1998, pursuant to the Company's 1996 Non-Employee Directors Stock Retainer Plan ( the "Directors Retainer Plan").

5 Consists of (i) 152,500 shares of Common Stock issuable to Mr.
  Paalborg upon the exercise of stock options granted to him under the 1988 Stock Option Plan and (ii) 10,863 shares of Common Stock allocated to Mr. Paalborg's account under the World Airways ESSOP.

6 Consists of (i) 21,875 shares of Common Stock issuable to Mr. Argov upon the exercise of stock options granted to Mr. Argov under the 1988 Stock Option Plan and (ii) 11,898 shares of Common Stock paid to Mr. Argov as compensation for his services as a Board member through March 31, 1998, pursuant to the Directors Retainer Plan.

7 Consists of (i) 50,000 shares of Common Stock issuable to Mr.
  Colburn upon the exercise of stock options granted to Mr. Colburn under the 1988 Stock Option Plan; (ii) 10,000 shares of Common Stock held directly by Mr. Colburn; and (iii) 11,898 shares of Common Stock paid to Mr. Colburn as compensation for his services as a Board member through March 31, 1998, pursuant to the "Directors Retainer Plan."

8 Consists of 3,000 shares of World Airways common stock owned directly by Mr. Colburn.

9 Consists of (i) 200,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Gorog under the 1988 Stock Option Plan and (ii) 68,855 shares of Common Stock held directly by Mr. Gorog.


Item 13. Certain Relationships and Related Transactions

Subsequent to year-end, World Airways loaned the Company $2.0 million, which was used by WorldCorp to pay debt obligations, and is collateralized by 1.0 million shares of World Airways' shares owned by WorldCorp.

Pursuant to an August 20, 1997 agreement, on September 18, 1997, the Company consummated the sale of 3,227,000 shares (the "Shares") of Common Stock of World Airways to World Airways. The Shares were purchased by World Airways for total consideration of $24.7 million or $7.65 per Share. The sale reduced the Company's ownership percentage of World Airways below 50%. The agreement to purchase the Shares of Common Stock of World Airways triggered certain
"co-sale" rights under a shareholders agreement among MHS Berhad ("MHS"), the Company and World Airways that would permit MHS to sell 773,000 shares of World Airways Common Stock. On January 22, 1998, MHS sold the remaining 773,000 shares of World Airways common stock to World Airways. The sale increased the Company's ownership percentage of the Company to 51.2% and reduced MHS's ownership percentage of the Company to 16.8%.

The Company and World Airways historically have utilized a single corporate staff for administrative services, thus permitting World Airways to utilize the Company's management personnel as needed. Effective January 1, 1995, substantially all of the Company's management personnel became employees of World Airways and since such date, World Airways has provided certain administrative services to the Company. The Company and World Airways have entered into a services agreement pursuant to which World Airways and the Company will continue to provide services to each other at negotiated rates, which the Company believes are comparable to those that could be obtained on an arms-length basis.