Form 10-K/A
period 1997-12-31
WORLDCORP INC
filed 1998-05-01
CIK 811664

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

                                      WORLDCORP, INC.

                                      By: /s/ Patrick F. Graham
                                          Patrick F. Graham
                                          Chief Executive Officer, President
                                          and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                     Date
/s/Patrick F. Graham      Chief Executive Officer     April 30, 1998
Patrick F. Graham         President, and Principal
                          Accounting Officer

/s/T. Coleman Andrews     Director and                April 30, 1998
T. Coleman Andrews, III   Chairman of the Board

/s/Gideon Argov           Director                    April 30, 1998
Gideon Argov

/s/James E. Colburn       Director                    April 30, 1998
James E. Colburn

/s/William F. Gorog       Director                    April 30, 1998
William F. Gorog