Form 10-Q
period 1998-03-31
WORLDCORP INC
filed 1998-05-20
CIK 811664

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------




                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter ended: MARCH 31, 1998 Commission File Number 1-5351



                                 WORLDCORP, INC.
             (Exact name of registrant as specified in its charter)



                               DELAWARE 94-3040585
         (State of incorporation)(I.R.S. Employer Identification Number)

              13873 Park Center Road, Suite 490, Herndon, VA 20171
                    (Address of Principal Executive Offices)
                                 (703) 834-9200
                         (Registrant's telephone number)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's Common Stock outstanding on April 29, 1998 was 13,883,245

                                 WORLDCORP, INC.

                    MARCH 1998, QUARTERLY REPORT ON FORM 10Q

                                TABLE OF CONTENTS





                                                               PAGE

PART I - FINANCIAL INFORMATION


    Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets, March 31,
        1998 and December 31, 1997...........................................3

        Condensed Consolidated Statements of Operations,
        Three months ended March 31, 1998 and 1997...........................5

        Condensed Consolidated Statement of Changes in Common
        Stockholders' Deficit, Three months ended March 31, 1998.............9

        Condensed Consolidated Statements of Cash Flows,
        Three months ended March 31, 1998 and 1997...........................10

        Notes to Condensed Consolidated Financial Statements.......  ........11

     Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................16


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...........................34

ITEM 1.  FINANCIAL STATEMENTS


                        WORLDCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                        (unaudited)
                                                    March 31,     December 31,
                                                     1998              1997
CURRENT ASSETS
   Cash and cash equivalents                       $     154     $     4,659

   Other receivables                                     167             214

   Prepaid expenses and other current assets              54              57
                                                     -------        --------

      Total current assets                               375           4,930
                                                     -------          ------


EQUIPMENT AND PROPERTY
   Flight and other equipment                          3,114           3,114
   Equipment under capital leases                        173             173
                                                  ----------        --------
                                                       3,287           3,287
   Less accumulated depreciation and amortization      3,061           3,026
                                                   ---------         -------

      Net equipment and property                         226             261
                                                   ---------        --------

INVESTMENT IN AFFILIATES                               2,143           8,344

OTHER ASSETS AND DEFERRED CHARGES, NET                 2,411           2,454

INTANGIBLE ASSETS, NET                                   773             843
                                                    --------         -------

      TOTAL ASSETS                                $    5,928       $  16,832
                                                    ========          ======

                        WORLDCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                    (unaudited)
                                                                                      March 31,       December 31,
                                                                                        1998              1997
                                                                                   --------------    ---------

CURRENT LIABILITIES
   Current maturities of long-term obligations                                             4,651             9,626
   Accounts payable                                                                          112               187
   Due to affiliates                                                                       2,054               259
   Accrued salaries and wages                                                                117               610
   Accrued interest                                                                        1,981               818
   Accrued taxes                                                                             112                99
                                                                                       ---------        ----------
      Total current liabilities                                                            9,027            11,599
                                                                                        --------           -------

LONG-TERM OBLIGATIONS, NET                                                                65,000            65,000

OTHER LIABILITIES                                                                            235               163
                                                                                      ----------            ------

      TOTAL LIABILITIES                                                                   74,262            76,762
                                                                                         -------            ------


COMMON STOCKHOLDERS' DEFICIT
   10% Cumulative convertible preferred stock, $0.01 par value,
      (35,000,000 shares authorized, 0 shares issued and outstanding)                         --                --
   Common stock, $1 par value, (60,000,000 shares authorized,
      16,642,511 shares issued and 13,883,243 shares outstanding
      at March 31, 1998 and December 31, 1997)                                            16,643            16,643
   Additional paid-in capital                                                             43,966            43,966
   Deferred compensation                                                                    (24)              (25)
   Accumulated other comprehensive income                                                    136               125
   Accumulated deficit                                                                 (118,910)         (110,494)
   Treasury stock, at cost (2,759,266 shares)                                           (10,145)          (10,145)
                                                                                       ---------         ---------

      TOTAL COMMON STOCKHOLDERS' DEFICIT                                                (68,334)          (59,930)
                                                                                        --------          --------

      TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
         DEFICIT                                                                      $    5,928          $ 16,832
                                                                                      ==========           =======


      See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                        1998              1997
                                                                                   --------------        ---------
OPERATING REVENUES
   World Airways                                                                   $          --     $      78,748
                                                                                    ------------            ------
      Total operating revenues                                                                --            78,748
                                                                                    ------------           -------

OPERATING EXPENSES World Airways:
     Flight                                                                                   --            16,432
     Maintenance                                                                              --            16,678
     Aircraft costs                                                                           --            24,686
     Fuel                                                                                     --             3,040
     Flight operations subcontracted to other carriers                                        --               357
     Promotions, sales and commissions                                                        --             2,281
     Depreciation and amortization                                                            --             2,135
     General and administrative                                                               --             6,803
                                                                                    ------------           -------
      Total operating expenses - World Airways                                                --            72,412
                                                                                    ------------           -------
   WorldCorp:
     General and administrative                                                              654               314
                                                                                       ---------         ---------
      Total operating expenses                                                               654            72,726
                                                                                      ----------           -------

OPERATING INCOME (LOSS)                                                                    (654)             6,022
                                                                                        --------          --------

OTHER INCOME (EXPENSE)
   Interest expense                                                                      (1,606)           (2,952)
   Interest income                                                                            55               202
   Equity in earnings (loss) of affiliates, net                                          (2,759)                48
   Loss on purchases of equity by affiliates, net                                        (3,452)             (288)
   Other, net                                                                                 --             (144)
                                                                                     -----------           -------
      Total other expense                                                                (7,762)           (3,134)
                                                                                         -------         ---------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                                (8,416)             2,888

INCOME TAX EXPENSE                                                                            --             (250)

MINORITY INTEREST                                                                             --           (1,929)
                                                                                   -------------         ---------

NET EARNINGS (LOSS)                                                                      (8,416)               709
                                                                                         -------           -------

NET EARNINGS (LOSS) PER SHARE
   Basic                                                                           $      (0.61)     $        0.05
                                                                                          ======            ======
   Diluted                                                                                     *                 *
                                                                                       =========         =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING
   Basic                                                                                  13,883            15,004
   Diluted                                                                                     *                 *

*  Amounts are anti-dilutive.

      See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                         IN COMMON STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                Accumulated                          Total
                                          Additional              Other                 Treasury     Common
                                  Common   Paid-in  Deferred Comprehensive Accumulated   Stock,   Stockholders'  Comprehensive
                                  Stock   Capital  Compensation  Income      Deficit    at Cost      Deficit       Income
                                --------------------------------------------------------------------------------------------------

BALANCE AT
 DECEMBER 31, 1997             $ 16,643   $43,966  $    (25)  $     125  $(110,494)  $ (10,145)   $(59,930) $      --

Amortization of deferred
 compensation                        --        --          1         --          --         --           1         --

Unrealized gain/loss on
   investments of affiliates         --        --         --         11          --         --          11         11

Net loss                             --         --        --         --     (8,416)         --     (8,416)    (8,416)
                               --------   --------  --------  ---------    --------   --------     -------    -------

BALANCE AT
 MARCH 31, 1998                $ 16,643   $43,966  $    (24)  $     136  $(118,910)  $(10,145)    $(68,334)
                                 ======    ======    =======    =======   =========   ========     ========

Total comprehensive income for
     three months ended March 31, 1998                                                                      $  (8,405)
                                                                                                             =========




      See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        1998             1997
                                                                                    ------------      --------
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                       $       4,659     $      12,462

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                        (8,416)               709
Adjustments to reconcile net income (loss) to cash
   provided (used) by operating activities:
   Depreciation and amortization                                                             105             2,227
   Deferred gain recognition                                                                  --             (264)
   Loss on purchases of equity by affiliates, net                                          3,452               288
   Minority interest in earnings of subsidiary                                                --             1,929
   Equity in (earnings) loss of affiliate, net                                             2,759              (48)
   Gain on sale of equipment and property                                                     --              (54)
   Deferred compensation expense                                                              --                23
   Amortization of debt issuance costs                                                        44                --
   Other                                                                                     109               140
   Changes in  certain  assets  and  liabilities,  net of  effects  of  non-cash transactions:
      Decrease in accounts receivable                                                         47             3,668
      Decrease in restricted short-term investments                                           --                10
      Decrease in deposits, prepaid expenses and other assets                                  4               868
      Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                                      652           (2,628)
      Decrease in unearned revenue                                                            --             (451)
      Increase in air traffic liability                                                       --                89
                                                                                     -----------        ----------
   Net cash provided (used) by operating activities                                      (1,244)             6,506
                                                                                        --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                                           --           (2,659)
Proceeds from disposal of equipment and property                                              --               234
                                                                                      ----------        ----------
   Net cash used by investing activities                                                      --           (2,425)
                                                                                      ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing arrangement, net                                         --           (4,086)
Issuance of debt                                                                           1,750               163
Repayment of debt                                                                        (5,011)           (6,175)
Proceeds from sale of subsidiary's stock, net                                                 --                25
Purchase of common stock                                                                      --              (95)
Purchase of common stock of subsidiary                                                        --             (476)
                                                                                    ------------      ------------
   Net cash used by financing activities                                                 (3,261)          (10,644)
                                                                                        --------        ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (4,505)           (6,563)
                                                                                      ----------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $         154     $       5,899
                                                                                     ===========            ======

      See accompanying Notes to Condensed Consolidated Financial Statements

                        WORLDCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed consolidated balance sheet of WorldCorp, Inc. ("WorldCorp" or the "Company") as of March 31, 1998, the related condensed consolidated statements of operations for the three month periods ended March 31, 1998 and 1997, the condensed consolidated statement of changes in common stockholders' deficit for the three months ended March 31, 1998 and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. All significant intercompany balances have been eliminated. Interim results are not necessarily indicative of results for a full year.

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

Prior to September 18, 1997, these financial statements contain the historical results of World Airways, Inc. ("World Airways"). On September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from WorldCorp, thereby reducing WorldCorp's ownership percentage in World Airways to 46.3% of the outstanding common stock of World Airways. Beginning September 18, 1997, the Company reports its proportionate share of World Airways' financial results under the equity method of accounting. On January 23, 1998, World Airways purchased 773,000 shares of its common stock from MHS Berhad ("MHS")(the "MHS Purchase"). Therefore, effective January 23, 1998, WorldCorp and MHS owned approximately 51.2% and 16.8% respectively, of the outstanding common stock of World Airways. However, due to certain matters related to the $2 million loan to the Company from World Airways (see Note 5), the Company continues to report its proportionate share of World Airways' financial results under the equity method of accounting.

The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1997.

2. WorldCorp's ownership interest in World Airways approximated 51.2% at March 31, 1998.

Summarized financial information of World Airways is as follows (in thousands):

                                                   THREE MONTHS ENDED
                                                     MARCH 31, 1998
     Results of operations:
         Operating revenues                          $   69,222
         Operating expenses                              70,814
         Operating loss                                 (1,592)
         Net loss                                       (2,987)

                                                March 31,     December 31,
                                                  1998            1997
     Financial position:
         Current assets                        $   36,881    $    54,085
         Non-current assets                        92,668         95,063
         Current liabilities                       52,737         55,905
         Non-current liabilities                   92,147         98,014

3. WorldCorp's ownership interest in InteliData approximated 29.4% at March 31, 1998.

Summarized financial information of InteliData is as follows (in thousands):

                                        THREE MONTHS ENDED MARCH 31,
                                          1998               1997
     Results of operations:
         Revenues                       $   17,326      $    21,564
         Cost of revenues                   15,048           13,828
         Gross profit                        2,278            7,736
         Operating loss                    (4,958)            (251)
         Net income (loss)                 (4,822)              165

                                         March 31,     December 31,
                                           1998             1997
     Financial position:
         Current assets                 $   42,950      $    47,821
         Non-current assets                  6,016            6,580
         Current liabilities                15,415           15,457
         Non-current liabilities             1,250            1,875

4. On August 26, 1997, World Airways completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. In connection with the above-mentioned
Offering, World Airways and WorldCorp, entered into an agreement (the "Agreement") on August 20, 1997 for the purchase by World Airways of up to 4.0 million shares of World Airways common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. Therefore, at December 31, 1997, WorldCorp and MHS owned approximately 46.3% and 24.9% of World Airways, respectively. The remaining shares were publicly traded. In accordance with a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and World Airways, if WorldCorp were to dispose of its holdings in World Airways with the result that WorldCorp's ownership interest in World Airways falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of its World Airways common stock to World Airways for approximately $5.9 million, effective January 23, 1998 (the "MHS Purchase"). Therefore, effective January 23, 1998, WorldCorp and MHS owned approximately 51.2% and 16.8%, respectively, of World Airways. As a result of the MHS Purchase, WorldCorp recognized a $3.5 million loss, which is included in loss on purchases of equity by affiliates, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 1998.

5. The Company is a highly leveraged holding company. As a holding company, all of WorldCorp's funds are generated through its positions in World Airways and InteliData, which have not paid dividends on common stock since 1992. At March 31, 1998, World Airways has a working capital deficit of $15.9 million and has substantial debt and lease commitments. At March 31, 1998, InteliData has working capital of $27.5 million, with no long-term debt. World Airways' ability to pay dividends is currently restricted under certain borrowing arrangements. Additionally, World Airways and InteliData currently intend to retain their future earnings, if any, to fund the growth and development of their businesses and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

As of March 31, 1998, WorldCorp has substantial parent company repayment obligations for 1998, including principal and interest of approximately $11.9 million for the remainder of 1998. WorldCorp is currently assembling a team of professional advisors so as to commence discussions in the near future with holders of WorldCorp indebtedness. WorldCorp believes its recent acquisition of Paper Acquisition Corp. is in the best long-term interests of both its shareholders and the holders of its indebtedness.

WorldCorp currently has outstanding $5.0 million in principal amount of 10.00% senior subordinated notes due September 30, 2000 (the "Notes") issued pursuant to an indenture (the "10% Indenture"), dated September 30, 1996, between WorldCorp and Norwest Bank Minnesota, National Association, as trustee. Sinking fund payments equal to 20% of the then outstanding principal balance are required to be made on each of September 30, 1998 and September 30, 1999. The Purchase Agreement states that if the Asset Value, as defined, at the end of any fiscal quarter is less than $70.0 million, then WorldCorp shall prepay 50% of each of the outstanding Notes within 60 days of the end of such fiscal quarter. If the Asset Value at the end of any fiscal quarter is less than $50.0 million, then WorldCorp shall prepay all of the outstanding Notes within 60 days of the end of such fiscal quarter. If WorldCorp sells any shares of common stock or InteliData, 20% of the net proceeds received by WorldCorp upon such sale must be used to prepay the then outstanding Notes within 30 days. "Asset Value" is defined to mean (i) the market value of the common stock of World Airways and InteliData beneficially owned by the Company and the common stock of any other subsidiary of the Company beneficially owned by the Company which is listed on an exchange or quoted on the NASDAQ National Market plus (ii) the value of all other tangible assets of the Company. Also under the Purchase Agreement, Senior Indebtedness of the Company shall not exceed $50.0 million. As of December 31, 1997, the Asset Value was $56.8 million. Therefore, subsequent to year end, the Company prepaid $5.0 million of the Notes. The Company may not meet the $50.0 million Asset Value requirement as of March 31, 1998, in which event, the Company would be required to prepay the remaining $5.0 million outstanding under the Notes. WorldCorp is commencing discussions with the holders of the Notes regarding the interpretation of the mandatory prepayment obligations and the definition of "Asset Value" for the quarter ended March 31, 1998. There can be no assurance that WorldCorp will be able to reach agreement with the holders of the Notes with respect to the interpretation of the 10% Indenture, and accordingly that the Company will satisfy such requirement in 1998. The Company has classified the outstanding balance of the Notes as a current liability as of March 31, 1998 and December 31, 1997

WorldCorp also has outstanding $65.0 million in principal amount of 7.0% convertible subordinated debentures due 2004 (the "Debentures") issued pursuant to an indenture (the "7% Indenture"), dated as of May 15, 1992, between WorldCorp and The First National Bank of Boston, as trustee. Interest payments are payable semi-annually on May 15 and November 15 of each year. WorldCorp has not made the interest payment of $ 2,275,000 that was due with respect to the Debentures on May 15, 1998, and has 30 days to pay the interest payment before such nonpayment could become an event of default. Upon an event of default, the holders of the Debenture could accelerate payment of the amounts outstanding under the Debentures. WorldCorp is commencing discussions with the holders of the Debentures. There can be no assurance that WorldCorp will be able to reach agreement with such holders.

WorldCorp borrowed from World Airways $1.75 million on February 27, 1998 and an additional $0.25 million subsequent to March 31, 1998, which was used by WorldCorp to pay debt obligations. The loan is collateralized by one million shares of World Airways' common stock owned by WorldCorp and bears interest at prime plus 2.5%. WorldCorp did not make the scheduled $2.0 million loan repayment on April 28, 1998. WorldCorp and World Airways are discussing alternatives with respect to repayment. As a result of not making the loan repayment, certain of WorldCorp's rights with respect to the World Airways shares held as collateral are currently restricted, thereby limiting the Company's control of World Airways. Accordingly, the Company is currently reporting its proportionate share of World Airways' financial results under the equity method of accounting.

The majority of WorldCorp's general and administrative costs are funded by cash payments of $250,000 per quarter from WorldCorp Acquisition Corp. to WorldCorp. However, in order to meet all of its debt service obligations and its general and administrative costs, the Company must use its cash and either sell shares of World Airways or InteliData, or obtain additional financing, refinance existing borrowings or obtain concessions from its lenders. WorldCorp has pledged all of its shares of World Airways and InteliData as collateral for certain borrowings. Although management intends to attempt to refinance certain of its borrowings or arrange for concessions from its lenders, there can be no assurance that these efforts will be successful. As a result, substantial doubt exists regarding the Company's ability to meet its obligations in 1998 and to continue as a going concern.

At March 31, 1998, based on quoted market prices, the market value of the Company's 3,702,586 shares of World Airways and 9,179,273 shares of InteliData approximated $21.8 million and $27.5 million, respectively. The quoted market prices of these shares have declined since March 31, 1998.

In 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. As of November 7, 1997, the Company had purchased 2,116,000 shares of its common stock for an aggregate cost of $9.2 million. The Company does not intend to purchase any additional shares at this time.

6. On April 20, 1998, WorldCorp consummated a transaction pursuant to which it acquired an 80% interest in Paper Acquisition Corp., a Delaware corporation ("Paper"). Paper was organized by Sun Capital Partners, Inc. ("Sun Capital") to acquire and operate specialty paper businesses. In December 1996, Paper acquired and consolidated two companies that produce a variety of coated papers and specialty inks which are sold to business forms manufacturers. For the 12 months ended December 31, 1997, Paper had approximately $48 million (unaudited) of sales.

Pursuant to the transaction, (i) WorldCorp exchanged seven-year warrants to acquire 35% (after the exercise of such warrants and the WorldCorp Acquisition Corp. options described below) of the issued and outstanding capital stock of WorldCorp Acquisition Corp. a Delaware corporation ("WorldCorp Acquisition"), held by WorldCorp for certain of the shares of Paper held by the Paper shareholders (the warrants are exercisable after one-year, at an exercise price of 125% of the estimated fair market value of the WorldCorp Acquisition stock at April 20, 1998 and payable with a seven-year, full-recourse, interest only note)(ii) WorldCorp contributed all of its shares of World Airways and the Paper shares received above, to WorldCorp Acquisition Corp., in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition and (iii) the holders of Paper contributed their shares of capital stock of Paper in exchange for (A) 20% of the issued and outstanding capital stock of WorldCorp Acquisition, (B) the assumption of approximately $15 million of debt, net of cash and investments, of Paper, (C) $15 million of 8% interest only promissory notes of WorldCorp
Acquisition due in April 2003, (D) $1 million of 8% promissory notes of WorldCorp Acquisition due in March 1999 and (E) an earn-out based on the earnings before interest, taxes, depreciation and amortization of Paper during the next five years. The earn-out is payable, including interest at 10%, in September 2002. WorldCorp has pledged all of its shares of common stock of both WorldCorp Acquisition and InteliData, and WorldCorp Acquisition has pledged all of its shares of common stock of both World Airways and Paper to the current Paper shareholders to collateralize the notes and the earn-out. One million shares of World Airways owned by WorldCorp were previously pledged to secure a loan of approximately $2.0 million from World Airways to WorldCorp. After repayment of the loan and release of the shares, the shares will become subject to the pledge to the former Paper shareholders. The notes contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, limitations on transfers of cash to WorldCorp, as well as cross-default provisions. Upon an event of default, the noteholders (who are the former Paper shareholders) may assume control of the WorldCorp Acquisition board and the pledged collateral.

WorldCorp and WorldCorp Acquisition have entered into a consulting agreement with Sun Capital, which through an affiliate owned approximately 85% of the issued and outstanding shares of Paper immediately prior to the transaction, pursuant to which Sun Capital will receive $500,000 per year for financial consulting. Sun Capital also received seven-year options to acquire 20% and 10% (after the exercise of such options and the warrants described above) of the issued and outstanding shares of common stock of WorldCorp and WorldCorp Acquisition, respectively, which options vest over five years. The exercise prices of these options is 125% of the fair market value of the underlying stock at April 20, 1998, and are payable with seven-year, full recourse, interest only notes.

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

7.  For  a  discussion  of  commitments  and   contingencies  see  "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" and Note 5 of "Notes to Condensed Consolidated Financial Statements."

8. Earnings (loss) per common share are computed as follows (amounts in thousands except per share data):

                                 FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   Loss              Shares           Per-Share
                                 (NUMERATOR)       (DENOMINATOR)        AMOUNT

    Basic EPS
         Net loss                 $    (8,416)         13,883       $    (0.61)
                                  ===========

    Effect of Dilutive Securities
         Convertible debentures          1,138          5,877
                                        ------         ------

    Diluted EPS
         Net loss                 $    (7,278)          19,760      $         *
                                       =======          ======     ============

                                      FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  Earnings       Shares               Per-Share
                                (NUMERATOR)   (DENOMINATOR)           AMOUNT
     Basic EPS
         Income available to
           common stockholders   $    709         15,004         $      0.05
                                =========

     Effect of Dilutive Securities
         Convertible debentures     1,138          5,877
                                   ------         ------

     Diluted EPS
         Income available to
            common stockholders $   1,847         20,881         $        *
                                    =====         ======       ============

         * Amounts are anti-dilutive

9. The Company adopted Statement of Financial Accounting Standards No. 130 (FAS No. 130), "REPORTING COMPREHENSIVE INCOME," effective January 1, 1998 and included the required disclosures in its condensed consolidated financial statements. FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement during fiscal year 1998. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of WorldCorp, Inc. ("WorldCorp" or "the Company") as reflected in its condensed consolidated financial statements. These statements primarily include the accounts of World Airways, Inc. ("World Airways").

The Company desires to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 (the "Act"). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's status as a holding company, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. For a complete discussion of these and other risks and uncertainties, please refer to the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.

On February 28, 1994, pursuant to an October 1993 agreement, the Company sold 24.9% of its ownership in World Airways to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp repurchased 5% of World Airways' common stock from MHS. In October 1995, World Airways completed an initial public offering in which 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp. On September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from WorldCorp (the "Purchase"). At December 31, 1997, WorldCorp and MHS owned 46.3% and 24.9%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded. On January 23, 1998, World Airways purchased 773,000 shares of its common stock from MHS in accordance with the shareholders agreement. At March 31, 1998, WorldCorp and MHS own approximately 51.2% and 16.8% respectively, of the outstanding common stock of World Airways, with the balance publicly traded.

On August 26, 1997, World Airways completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. The Debentures are unsecured obligations, convertible into shares of World Airways' common stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of World Airways. In the event of a change in control of World Airways, as defined, the holders of the Debentures could require World Airways to repurchase the outstanding Debentures. The Debentures are not redeemable by World Airways prior to August 26, 2000. In connection with the Offering, World Airways and WorldCorp, Inc. entered into an agreement (the "Agreement") on August 20, 1997 for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. In accordance with a shareholders agreement dated as of February 3, 1994, as amended, among WorldCorp, MHS and World Airways, if WorldCorp were to dispose of its holdings in World Airways with the result that WorldCorp's ownership interest in World Airways falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a prorata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of common stock to World Airways for approximately $5.9 million, effective January 23, 1998 (the "MHS Purchase"). Therefore, effective January 23, 1998, WorldCorp and MHS own approximately 51.2% and 16.8%, respectively, of World Airways. As a result of the MHS Purchase, the Company recognized a $3.5 million loss, which is included in loss on purchases of equity by affiliates, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 1998.

WorldCorp also had an ownership interest in US Order, Inc. ("US Order"), a company which provided products and services for two markets: home banking and smart telephones. In August 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data would be merged with and into a new public company, InteliData Technologies Corporation ("InteliData"). Pursuant to this Merger, which was consummated on November 7, 1996, InteliData became the successor corporation to US Order. The Merger was treated as a purchase of Colonial Data by US Order. Following this Merger, the Company reports its proportionate share of InteliData's results of operations using the equity method of accounting. At March 31, 1998, WorldCorp owned 9,179,273 shares of InteliData, representing ownership interest of approximately 29.4%.

In 1996, the Company announced its intention to purchase up to 2.5 million shares of its publicly-traded common stock pursuant to open market transactions. As of November 7, 1997, the Company had purchased 2,116,000 shares of its common stock for an aggregate cost of $9.2 million. The Company does not intend to purchase any additional shares at this time.

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

Pursuant to the transaction, (i) WorldCorp exchanged seven-year warrants to acquire 35% (after the exercise of such warrants and the WorldCorp Acquisition Corp. options described below) of the issued and outstanding capital stock of WorldCorp Acquisition Corp. a Delaware corporation ("WorldCorp Acquisition"), held by WorldCorp for certain of the shares of Paper held by the Paper shareholders (the warrants are exercisable after one-year, at an exercise price of 125% of the estimated fair market value of the WorldCorp Acquisition stock at April 20, 1998 and payable with a seven-year, full-recourse, interest only note)(ii) WorldCorp contributed all of its shares of World Airways and the Paper shares received above, to WorldCorp Acquisition Corp., in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition and (iii) the holders of Paper contributed their shares of capital stock of Paper in exchange for (A) 20% of the issued and outstanding capital stock of WorldCorp Acquisition, (B) the assumption of approximately $15 million of debt, net of cash and investments, of Paper, (C) $15 million of 8% interest only promissory notes of WorldCorp Acquisition due in April 2003, (D) $1 million of 8% promissory notes of WorldCorp Acquisition due in March 1999 and (E) an earn-out based on the earnings before interest, taxes, depreciation and amortization of Paper during the next five years. The earn-out is payable, including interest at 10%, in September 2002. WorldCorp has pledged all of its shares of common stock of both WorldCorp Acquisition and InteliData, and WorldCorp Acquisition has pledged all of its shares of common stock of both World Airways and Paper to the current Paper shareholders to collateralize the notes and the earn-out. One million shares of World Airways owned by WorldCorp were previously pledged to secure a loan of approximately $2.0 million from World Airways to WorldCorp.
After repayment of the loan and release of the shares, the shares will become subject to the pledge to the former Paper shareholders. The notes contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, limitations on transfers of cash to WorldCorp, as well as cross-default provisions. Upon an event of default, the noteholders (who are the former Paper shareholders) may assume control of the WorldCorp Acquisition board and the pledged collateral.

WorldCorp and WorldCorp Acquisition have entered into a consulting agreement with Sun Capital, which through an affiliate owned approximately 85% of the issued and outstanding shares of Paper immediately prior to the transaction, pursuant to which Sun Capital will receive $500,000 per year for financial consulting. Sun Capital also received seven-year options to acquire 20% and 10% (after the exercise of such options and the warrants described above) of the issued and outstanding shares of common stock of WorldCorp and WorldCorp Acquisition, respectively, which options vest over five years. The exercise prices of these options is 125% of the fair market value of the underlying stock at April 20, 1998, and are payable with seven-year, full recourse, interest only notes.

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

RECENT DEVELOPMENTS

WorldCorp is currently assembling a team of professional advisors so as to commence discussions in the near future with holders of WorldCorp indebtedness. WorldCorp believes its recent acquisition of Paper Acquisition Corp. is in the best long-term interests of both its shareholders and the holders of its indebtedness.

WorldCorp currently has outstanding $5.0 million in principal amount of 10.00% senior subordinated notes due September 30, 2000 (the "Notes") issued pursuant to an indenture (the "10% Indenture"), dated September 30, 1996, between WorldCorp and Norwest Bank Minnesota, National Association, as trustee. Sinking fund payments equal to 20% of the then outstanding principal balance are required to be made on each of September 30, 1998 and September 30, 1999. between WorldCorp and Norwest Bank Minnesota, National Association, as trustee. Sinking fund payments equal to 20% of the then outstanding principal balance are required to be made on each of September 30, 1998 and September 30, 1999. The Purchase Agreement states that if the Asset Value, as defined, at the end of any fiscal quarter is less than $70.0 million, then WorldCorp shall prepay 50% of each of the outstanding Notes within 60 days of the end of such fiscal quarter. If the Asset Value at the end of any fiscal quarter is less than $50.0 million, then WorldCorp shall prepay all of the outstanding Notes within 60 days of the end of such fiscal quarter. If WorldCorp sells any shares of common stock or InteliData, 20% of the net proceeds received by WorldCorp upon such sale must be used to prepay the then outstanding Notes within 30 days. "Asset Value" is defined to mean (i) the market value of the common stock of World Airways and InteliData beneficially owned by the Company and the common stock of any other subsidiary of the Company beneficially owned by the Company which is listed on an exchange or quoted on the NASDAQ National Market plus (ii) the value of all other tangible assets of the Company. Also under the Purchase Agreement, Senior Indebtedness of the Company shall not exceed $50.0 million. As of December 31, 1997, the Asset Value was $56.8 million. Therefore, subsequent to year end, the Company prepaid $5.0 million of the Notes. The Company may not meet the $50.0 million Asset Value requirement as of March 31, 1998, in which event, the Company would be required to prepay the remaining $5.0 million outstanding under the Notes. WorldCorp is commencing discussions with the holders of the Notes regarding the interpretation of the mandatory prepayment obligations and the definition of "Asset Value" for the quarter ended March 31, 1998. There can be no assurance that WorldCorp will be able to reach agreement with the holders of the Notes with respect to the interpretation of the 10% Indenture, and accordingly that the Company will satisfy such requirement in 1998. The Company has classified the outstanding balance of the Notes as a current liability as of March 31, 1998 and December 31, 1997

WorldCorp also has outstanding $65.0 million in principal amount of 7.0% convertible subordinated debentures due 2004 (the "Debentures") issued pursuant to an indenture (the "7% Indenture"), dated as of May 15, 1992, between WorldCorp and The First National Bank of Boston, as trustee. Interest payments are payable semi-annually on May 15 and November 15 of each year. WorldCorp has not made the interest payment of $2,275,000 that was due with respect to the Debentures on May 15, 1998, and has 30 days to pay the interest payment before such nonpayment could become an event of default. Upon an event of default, the holders of the Debentures could accelerate payment of the amounts outstanding under the Debentures. WorldCorp is commencing discussions with the holders of the Debentures. There can be no assurance that WorldCorp will be able to reach agreement with such holders.

WorldCorp borrowed from World Airways $1.75 million on February 27, 1998 and an additional $0.25 million subsequent to March 31, 1998, which was used by WorldCorp to pay debt obligations. The loan is collateralized by one million shares of World Airways' common stock owned by WorldCorp and bears interest at prime plus 2.5%. WorldCorp did not make the scheduled $2.0 million loan repayment on April 28, 1998. WorldCorp and World Airways are discussing alternatives with respect to repayment. As a result of not making the loan repayment, certain of WorldCorp's rights with respect to the World Airways shares held as collateral are currently restricted, thereby limiting the Company's control of World Airways. Accordingly, the Company is currently reporting its proportionate share of World Airways' financial results under the equity method of accounting.

OVERVIEW

WorldCorp owns positions in companies that operate in two distinct business areas. World Airways (Nasdaq:WLDA) provides worldwide passenger and cargo air transportation to major international airlines, the U.S. Air Force, and international tour operators, with a fleet of MD-11 and DC10-30 aircraft. InteliData (Nasdaq:INTD) develops and markets services for the telecommunications and financial services industries through its telecommunications and electronic commerce business divisions.

WORLD AIRWAYS

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. World Airways' passenger and freight operations employ 12 wide-body aircraft which are operated under contracts, a substantial portion of which are with Pacific Rim airlines. These contracts generally require World Airways to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while its customers are responsible for the other operating expenses, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offer greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is the one of the largest single suppliers of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

World Airways generally charges customers on a block hour basis rather than a per seat or per pound basis. "Block hours" are defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. World Airways provides most services under two types of contracts: wet lease contracts and full service contracts. Under wet lease contracts, World Airways provides the aircraft, cockpit crew, maintenance and insurance and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling and aircraft push-back and de-icing services. Under full service contracts in addition to those services provided under an ACMI contract, World Airways provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, World Airways generally charges a lower rate per block hour for wet lease contracts than full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and wet lease contracts, fluctuations in revenues are not necessarily indicative of volume trends or profitability. It is important, therefore, to measure World Airways' business volume by block hours flown and to measure profitability by operating income per block hour.

World  Airways'   operating   philosophy  is  to  build  on  its  existing  ACMI
relationships to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts which shift yield, load factor and certain cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes the operating expenses, including fuel. World Airways has elected to emphasize its ACMI business because it perceives a number of opportunities created by a growing global economy, particularly growth in second and third world economies where the demand for airlift exceeds capacity. World Airways attempts to maximize profitability by combining its multi-year ACMI contracts with short term, higher-yielding ACMI agreements which meet the peak seasonal requirements of its customers. World Airways responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

As noted above, World Airways has focused its business on ACMI contract services. As is common in the air transportation industry, World Airways has relatively high fixed aircraft costs. World Airways operates a fleet of eight MD-11 and four DC10-30 wide-body aircraft, and while World Airways believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, World Airways' MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to World Airways' financial results. In addition to fixed aircraft costs, a portion of World Airways' labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants. Factors that affect World Airways' ability to achieve high utilization in its ACMI business include the compatibility of World Airways' aircraft with customer needs and World Airways' ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). Other factors that affect the ACMI business include particular domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation which is increasing the number of alliances and code share arrangements.

SIGNIFICANT CUSTOMER RELATIONSHIPS

During the first three months of 1998, World Airways' business relied heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. In 1998, these customers provided approximately 20%, 10%, 22% and 37%, respectively, of World Airways' revenues and 20%, 12%, 25% and 24%, respectively, of total block hours. In 1997, these customers provided approximately 33%, 36%, 13%, and 17%, respectively, of World Airways' revenues and 37%, 37%, 14%, and 10%, respectively, of total block hours flown from continuing operations.

MALAYSIAN AIRLINES. World Airways has provided wet lease services to Malaysian Airlines since 1981, for scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owned 16.8% of World Airways as of March 31, 1998, also owns 28% of Malaysian Airlines. World Airways also entered into a 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby World Airways is providing two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. However, World Airways agreed to a five month reduction in the utilization of one aircraft during 1997, although the aircraft was redeployed in other activity. Malaysian Airlines has not informed World Airways of any reductions for 1998. World Airways provided three aircraft for 1997 Hadj operations. MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, World Airways is providing two DC-10 aircraft to fly in the 1998 Indian Hadj on behalf of a contract entered into by MAS.

World Airways has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract which ended in February 1998. The two aircraft were then redeployed to the Garuda Hadj in March 1998. World Airways and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1998 in order to meet the contracts' original obligations. World Airways can provide no assurances, however, that World Airways will, in fact, be able to do so.

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

GARUDA. World Airways has flown for Garuda periodically since 1973 and yearly since 1988. Since 1988, World Airways has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on World Airways' aircraft. World Airways is operating six aircraft during the 1998 pilgrimage.

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

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to Civil Reserve Air Fleet. World Airways utilizes such teaming arrangements to maximize the value of potential awards. World Airways leads a contractor teaming arrangement that enjoys a large share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, World Airways's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $73.4 million for the government's 1997-98 fiscal year. The current annual contract commenced on October 1, 1997 and expires on September 30, 1998. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

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

As a result of these and other contracts, World Airways had an overall contract backlog at March 31, 1998 of $252.1 million, compared to $414.0 million at March 31, 1997. Approximately $147.8 million of the backlog relates to operations during 1998. World Airways' backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 59% of the backlog relates to its contracts with Malaysian Airlines, included in which are the revenues associated with the three cargo aircraft for Malaysian Airlines (see "Significant Customer Relationships-Malaysian Airlines" for further discussion of these contracts). Consistent with prior years, World Airways has substantial uncontracted capacity in the third and fourth quarters of 1998 and beyond and has historically been successful in obtaining new customers. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, World Airways is actively seeking customers for 1998 and beyond. World Airways' financial results and financial condition would be affected adversely if World Airways is unable to secure additional business to reduce this excess capacity.

SEASONALITY

Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. World Airways experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1998, World Airways' flight operations associated with the Hadj pilgrimage occurred from February 28 to May 12. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years.

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

UTILIZATION OF AIRCRAFT

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for World Airways to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of World Airways' existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. As mentioned above, a significant portion of World Airways' contract backlog at March 31, 1998, relates to its multi-year contracts with Malaysian Airlines which is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region. In addition, the Company has substantial uncontracted capacity in third and fourth quarters of 1998 and beyond. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or World Airways has obtained additional ACMI contracts for the aircraft to service. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but World Airways can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

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

OPERATING LOSSES

While World Airways generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, World Airways incurred a net loss of $14.0 million, which resulted from operating losses incurred in its scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. While it generated operating income for the year ended December 31, 1997 of $16.9 million, there can be no assurance that World Airways will be able to continue generating operating income for the remainder of 1998 or future years.

INTELIDATA

InteliData was incorporated on August 23, 1996 under the Delaware General Corporation law in order to effect the merger of US Order and Colonial Data. The Merger was announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Merger was consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. The Merger was treated as a purchase of Colonial Data by US Order. Accordingly, the financial statements of InteliData reflect the results of US Order through November 6, 1996 and the consolidated results of US Order and Colonial Data thereafter.

Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co., ("Braun Simmons"), for approximately $7.0 million consisting of cash and US Order common stock (and including US Order transaction costs) pursuant to a merger of Braun Simmons into US Order. Braun Simmons was an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions.

The business of InteliData consists of the businesses previously conducted by US Order and Colonial Data. InteliData develops and markets products and services for the telecommunications and financial services industries through its telecommunications division and home banking division (formerly the electronic commerce business division).

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

The home banking division develops and markets products and services to assist financial institutions in their home banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their banks and credit unions electronically, and to assist financial institutions in connecting to and transacting business with third parties, including data processors and billers. The services focus on consulting and maintenance agreements that support InteliData's products.

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

Subsequent to March 31, 1998, InteliData announced the further implementation of its strategic plan for its telecommunications division. In order to reduce its fixed operating costs, the Company will move to outsourcing certain functions including customer service, warehousing, product fulfillment, repair and refurbishment and product engineering. The plan includes reducing the Company's telecommunications division labor force from over 200 employees to fewer than 65 employees and eliminating certain facilities. The Company will incur restructuring related charges in the second quarter of 1998, reflecting employee severance costs, facility downsizing and an inventory write down of discontinued products, including smart telephones, Caller ID adjuncts and other products. The amount of such restructuring charges cannot be estimated at this time.

RESULTS OF OPERATIONS

WORLD AIRWAYS

As previously discussed, on September 18, 1997, World Airways purchased 3,227,000 shares of its common stock from the Company for approximately $24.7 million in cash (the "Purchase"). As a result of the Purchase, the Company's ownership percentage in World Airways was reduced to 46.3%, and the Company began to report its proportionate share of World Airways' financial results using the equity method of accounting. On January 23, 1998, World Airways purchased 773,000 shares of its common stock from MHS. Therefore, effective January 23, 1998, WorldCorp and MHS owned approximately 51.2% and 16.8% respectively, of the common stock of World Airways. However, due to certain matters related to the $2 million loan to the Company from World Airways (see
Note 5 of "Notes to Condensed Consolidated Financial Statements"), the Company continues to report its proportionate share of World Airways' financial results using the equity method of accounting for the three months ended March 31, 1998.

The following represents selected financial information (in thousands) for World
Airways:

                                      THREE MONTHS ENDED MARCH 31,
                                             1998           1997

Operating Revenues:
Flight operations                        $  68,899    $   78,421
Flight operations subcontracted
  to other carriers                            242           240
Other                                           81            87
                                         ---------      --------

Total operating revenue                     69,222        78,748
                                            ------        ------

Operating Expenses:
Flight                                      16,715        16,432
Maintenance                                 15,572        16,678
Aircraft costs                              21,268        24,686
Fuel                                         5,440         3,040
Flight operations subcontracted
  to other carriers                            426           357
Promotions, sales and commissions            2,650         2,281
Depreciation and amortization                2,335         2,135
General and administrative                   6,408         6,803
                                             -----         -----

Total operating expenses                    70,814        72,412
                                            ------        ------

Operating income (loss)                $   (1,592)    $    6,336
                                       ===========    ==========


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Total block hours decreased 2,905 hours, or 25%, to 8,909 hours in the first quarter of 1998 from 11,814 hours in 1997, with an average of 12.0 available aircraft per day in 1998 compared to 13.4 in 1997. This decrease is due to one less aircraft in 1998 versus 1997 as well as low first quarter cargo wet lease aircraft utilization in 1998 in comparison to four aircraft in high utilization PAL flying in 1997. Average daily utilization (block hours flown per day per aircraft) was 8.3 hours in 1998 and 9.8 hours in 1997. In 1998, wet lease contracts accounted for 73% of total block hours, a decrease from 89% in 1997 due to continuous AMC flying in 1998 versus redeployment to Garuda Indonesia for Hadj flying in 1997. Total operating revenues decreased $9.5 million, or 12%, to $69.2 million in 1998 from $78.7 million in 1997.

OPERATING REVENUES. Revenues from flight operations decreased $9.5 million, or 13%, to $68.9 million in 1998 from $78.4 million in 1997. This decrease corresponds primarily to a decrease in block hours flown in 1998 compared to 1997, partially offset by a shift in business during 1998 with an increase in full service operations from wet lease operations.

OPERATING EXPENSES. Total operating expenses decreased $1.6 million, or 2%, in 1998 to $70.8 million from $72.4 million in 1997.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $0.3 million, or 2%, in 1998 to $16.7 million from $16.4 million in 1997. This increase resulted primarily from a shift to full service flying offset by a slight decrease related to cockpit crew headcount and training due to a decrease in the number of aircraft in the fleet and in block hours.

Maintenance expenses decreased $1.1 million, or 7%, in 1998 to $15.6 million from $16.7 million in 1997. This decrease resulted primarily from the decrease in the number of aircraft from 13 to 12 and a reduction in overall hours flown, offset by an additional maintenance accrual of $1.4 million relating to an engine overhaul in the first quarter of 1998. The Company expects its maintenance expense to increase later in 1998 due to escalations in the specified rates per hour under the Company's maintenance agreement.

Aircraft costs decreased $3.4 million, or 14%, in 1998 to $21.3 million from $24.7 million in 1997. This decrease resulted primarily from the return of two Pratt & Whitney engines in the fourth quarter of 1997, and one MD-11 aircraft in the third quarter of 1997, and a decrease in aircraft insurance as a result of a reduction in insurance policy rates.

Fuel expenses increased $2.4 million, or 80%, in 1998, to $5.4 million from $3.0 million in 1997. This increase is due primarily to an increase in military contract fuel prices and a higher volume of military fuel uplifts.

Promotions, sales and commissions increased $0.4 million in 1998, or 17%, to $2.7 million from $2.3 million in 1997. This increase resulted primarily from expenses incurred in connection with increased revenues relating to increased Air Mobility Command flying.

Depreciation and amortization increased $0.2 million, or 10%, in 1997 to $2.3 million from $2.1 million in 1997. This increase resulted primarily from an increase in the depreciation of DC-10 and MD-11 engines offset by a decrease in the depreciation of DC-10 leasehold improvements.

General and administrative expenses decreased $0.4 million, or 6%, in 1998 to $6.4 million from $6.8 million in 1997. This decrease was primarily due to a reduction in legal expenses offset by an increase in general insurance.

Interest expense increased $0.6 million, or 50%, in 1998 to $1.8 million from $1.2 million in 1997. This increase resulted primarily from the issuance of $50.0 million of 8% senior subordinated debentures on August 26, 1997.

INTELIDATA

As previously discussed, in August 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger pursuant to which US Order and Colonial Data were merged with and into a new public company, InteliData. Pursuant to this Merger on November 7, 1996, InteliData became the successor corporation to US Order. As of March 31, 1998, WorldCorp's ownership interest in InteliData was approximately 29.4%.

The following represents selected financial information (in thousands) for InteliData for the three months ended March 31, 1998, compared to the three months ended March 31, 1998:
                                          THREE MONTHS ENDED MARCH 31,
                                          1998                   1997

Revenues
  Telecommunications                 $    16,553            $  20,416
  Home banking                               773                1,148
                                        --------              -------

     Total revenues                       17,326               21,564
                                          ------               ------

Cost of revenues
  Telecommunications                 $    15,039            $  13,033
  Home banking                                 9                  795
                                          ----------         --------

    Total cost of revenues                15,048             13,828
                                          ------             ------

    Gross profit                           2,278              7,736

Operating expenses:
    General and administrative             2,491              3,868
    Selling and marketing                  3,076              2,036
    Research and development               1,669              2,083
                                           -----              -----

Total operating expenses                   7,236              7,987
                                           -----              -----

Operating loss                        $   (4,958)          $   (251)
                                          =======            =======

InteliData's first quarter revenues were $17,326,000 in 1998 compared to $21,564,000 in 1997 a decrease of $4,238,000. Telecommunications division revenues are generated primarily from marketing and promotional campaigns for Caller ID units and services conducted by telephone operating companies and InteliData. Revenues generated by the telecommunications division were $16,553,000 during the first quarter of 1998 compared to $20,416,000 during the first quarter of 1997, a decrease of 19% from the prior year. The decrease is primarily attributed to the level of promotional campaigns conducted during the first quarter of 1998 by InteliData, as well as the decrease in the level of activity in InteliData's lease base. InteliData's lease revenues decreased by $1,154,000 or 41% from the same period a year ago. InteliData has not added any new leased equipment to the lease base since the fourth quarter of 1995. Contributing to the telecommunications revenues for the first quarter of 1998 were $14,519,000 from Caller ID agency business, and Caller ID and small business product shipments on the sale of approximately 345,000 adjuncts, telephones and small business key systems; $1,664,000 from customers within a US West Communications leasing program; and $370,000 in the telephone repair business. Contributing to the telecommunications revenues for the first quarter of 1997 were $16,691,000 from Caller ID and small business product shipments on the sale of approximately 543,000 adjuncts, telephones and small business key systems; $2,818,000 from customers within a US West Communications leasing program; and $899,000 in the telephone repair business.

The home banking division (formerly the electronic commerce division) contributed $773,000 in revenues in the first quarter of 1997, a 33% decrease over the same period in the prior year. The decrease is primarily attributed to the shift in business strategy to sell software systems and consulting services rather than providing customer service support for financial institutions. During the first quarter of 1998, InteliData recognized $625,000 from deferred revenues related to an agreement whereby InteliData surrendered the right to certain future royalty payments in exchange for a lump sum payment received in the fourth quarter of 1997. Additionally, InteliData recognized $148,000 in revenues from maintenance contracts related to the sale of software systems and other product sales and consulting services. The home banking division contributed $1,148,000 in revenues in the first quarter of 1997. Contributing to the first quarter 1997 revenues were service fees of $512,000, customer support revenues, which were remarketed by Visa InterActive to Visa member banks, aggregating $364,000, and service fees of $60,000. Service fees revenues are from customers who use InteliData's previous generation smart telephones and associated InterActive applications.

 InteliData's first quarter cost of revenues increased to $15,048,000 for 1998 from $13,828,000 for the same period in 1997. During the first quarter of 1998, the telecommunications division contributed $15,039,000 of the total cost of revenues, consisting of $14,022,000 from the sale of Caller ID and small business product shipments; $705,000 from leasing activities and $312,000 from telephone repair services. During the first quarter of 1997, the telecommunications division contributed $13,033,000 of the total cost of revenues, consisting of $11,076,000 from the sale of Caller ID and small business product shipments; $1,446,000 from leasing activities and $505,000 from telephone repair services.

The home banking division reported cost of revenues aggregating $9,000 for the first quarter of 1998 compared to $795,000 for the first quarter of 1997. The decrease is directly attributed to the change in business strategy and the level of labor support for the revenues. Cost of revenues during the first quarter of 1998 consisted of labor associated with consulting services provided by InteliData. Cost of revenues from the home banking division during the first quarter of 1997 consisted of $105,000 in software product sales, $340,000 in customer service expenses, and $350,000 in consulting and professional services including service cost of revenue related to generating monthly fee revenues.

Overall gross profit margins decreased to 13% for the first quarter of 1998 from 36% for the first quarter of 1997. Gross profit margins for the telecommunications and home banking divisions were 9% and 99%, respectively for the first quarter of 1998 and were 36% and 31%, respectively for the first quarter of 1997. The large decrease in gross profit margins in the telecommunications division was attributed primarily to large promotional campaign expenses, including telemarketing and direct mail pieces. InteliData anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, competitive pricing pressure, the introduction of new products and changes in the volume and terms of leasing activity.

General and administrative expenses were $2,491,000 for the first quarter of 1998 as compared to $3,868,000 in the first quarter of 1997. The decrease of $1,377,000 was primarily the result of eliminating excess personnel and comprehensive cost reducing measures implemented by InteliData as well as the reduction of goodwill amortization expenses through a valuation adjustment in the third quarter of 1997. Throughout the year, InteliData expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle the anticipated business levels in both the telecommunications and home banking divisions.

Selling and marketing expenses increased to $3,076,000 for the first quarter of 1998 from $2,036,000 for the same period last year. InteliData is increasing its marketing efforts in promoting the residential and small business telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom InteliData generates its product, lease and service revenues. Selling and marketing expenses are related primarily to the development of innovative marketing programs, paying salaries and commissions to InteliData's sales force and working with telemarketers and other third party vendors to sell telecommunications products. The increase of $1,040,000 from the same period last year is attributed primarily to increased direct sales costs including royalties, marketing efforts associated with agency programs, the introduction of products to the retail markets and extensive efforts to market home banking products.

Research and development costs were $1,669,000 in the first quarter of 1998 as compared to $2,083,000 for the same period in 1997. The decrease of $414,000 was largely attributable to cost saving measures particularly relating to third party telecommunications research and development efforts. InteliData has been actively pursuing third party sources for research and development in the telecommunications division and expects that these activities will be essential to the operations of InteliData in the future.

Other income, primarily interest income, was $136,000 for the first quarter of 1998 compared to $439,000 for the same period in the prior year. The decrease of $303,000 was due to decreased cash, equivalents and short-term investment balances for the first quarter of 1998 compared to the first quarter of 1997, primarily related to use of investments to fund operations during 1997. InteliData incurred minimal interest expense in the first quarter of 1998 and 1997.

WORLDCORP

OPERATING EXPENSES

General and administrative expenses increased $0.4 million for the quarter ended March 31, 1998 to $0.7 million from $0.3 million in the comparable 1997 period. This increase related primarily to an increase in legal fees.

OTHER INCOME (EXPENSE)

EQUITY IN LOSS OF AFFILIATES, NET. Beginning September 18, 1997 the Company reports its proportionate share of World Airways' financial results under the equity method of accounting. For the three months ended March 31, 1998, the Company's portion of World Airways' loss approximated $1.3 million. The Company reported the results of World Airways on an consolidated basis for the three months ended March 31, 1997.

For the three months ended March 31, 1998 the Company's portion of InteliData's loss is $1.4 million. For the three months ended March 31, 1997, the Company's portion of InteliData earnings approximated $0.05 million.

GAIN (LOSS) ON ISSUANCES (PURCHASES) OF EQUITY BY AFFILIATES NET. As a result of the purchase by World Airways of 773,000 shares of its common stock from MHS, WorldCorp recognized a loss of approximately $3.5 million in 1998.

INTEREST EXPENSE. Interest expense decreased $1.4 million, or 47%, in 1998 to $1.6 million from $3.0 million in 1997. The decrease is primarily due to World Airways being reported on the equity basis for the three months ended March 31, 1998, and the extinguishment of the $15.0 million subordinated notes in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

WORLDCORP

See Note 5 of Notes to Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments," for discussion of liquidity.

WORLD AIRWAYS

World Airways is highly leveraged. World Airways incurred substantial debt and lease commitments during the past four years in connection with its acquisition of MD-11 aircraft and related spare parts. In addition, World Airways issued $50.0 million of convertible debentures in August 1997, as discussed below. As of March 31, 1998, World Airways had outstanding long-term debt and capital leases of $70.7 million and notes payable and current maturities of long term obligations of $13.6 million. In addition, World Airways has significant future long-term obligations under aircraft lease obligations relating to its aircraft.

World Airways has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of its common stock, secured borrowings, and other financings from banks and other lenders. The degree to which World Airways is leveraged could have important consequences to holders of common stock, including the following:
(i)World Airways' ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; (ii) a substantial portion of World Airways' cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness;
(iii) World Airways' degree of leverage and related debt service obligations, as well as its obligations under operating leases for aircraft, may make it more vulnerable than some of its competitors in a prolonged economic downturn; (iv) World Airways' ability to meet its payment obligations under existing and future indebtedness, capital leases and operating leases may be limited; and (v) World Airways' financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

World Airways' cash and cash equivalents at March 31, 1998 and December 31, 1997 were $10.7 million and $25.9 million, respectively. In addition, World Airways has an unused revolving line of credit facility of up to $25.0 million. As is common in the airline industry, World Airways operates with a working capital deficit. Effective January 23, 1998,World Airways used approximately $5.9 million of its cash balance to purchase the aforementioned 773,000 shares of common stock and on February 27, 1998 loaned WorldCorp $1.75 million which was used by WorldCorp to pay debt obligations. Subsequent to March 31, 1998, World Airways loaned WorldCorp an additional $0.25 million. World Airways has substantial long-term aircraft lease obligations with respect to its current aircraft fleet. At March 31, 1998, World Airways' current assets were $36.9 million and current liabilities were $52.7 million.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. As of March 31, 1998, World Airways had purchased 770,000 shares of common stock at an aggregate cost of approximately $7.9 million pursuant to such program. The Company does not intend to purchase any additional shares at this time.

INTELIDATA

At March 31, 1998, InteliData had $9,170,000 in cash, equivalents and short-term investments that were invested in financial instruments that are diversified among high credit quality securities. The investments are securities that are available-for-sale, reported at market value, and are classified as short-term investments and cash equivalents. Additionally, at March 31, 1998, InteliData had working capital of $27,535,000 with no long-term debt. InteliData's total assets exceeded total liabilities by $32,301,000.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities used $1.2 million in cash for the three months ended March 31, 1998 compared to providing $6.5 million of cash in the comparable 1997 period. The decrease in cash in 1998 resulted primarily from a net loss in 1988 compared to net earnings in 1997.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company did not provide or use cash for investing activities for the three months ended March 31, 1998. Investing activities used $2.4 million in the comparable 1997 period primarily for the purchase of equipment and property by World Airways.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $3.3 million in cash for the three months ended March 31, 1998 compared to using $10.6 million in the comparable 1997 period. This decrease resulted primarily from a decrease in repayments of the Company's net borrowings, partially offset by the issuance of a $1.75 million loan to WorldCorp by World Airways.

CAPITAL COMMITMENTS/FINANCING DEVELOPMENTS

WORLD AIRWAYS

As of March 31, 1998, annual minimum payments required under World Airways' aircraft and lease obligations totaled $60.0 million for the remainder of 1998. World Airways anticipates that its total capital expenditures in 1998, will approximate $4.1 million which World Airways expects to fund from its working capital. As of March 31, 1998, World Airways held approximately $3.1 million (at book value) of aircraft spare parts currently available for sale.

In March 1998, World Airways renewed and amended a revolving line of credit facility of up to $25.0 million for a period of 3 years, collateralized by certain receivables, inventory and equipment. The proceeds from this facility will be used to increase working capital and for general corporate purposes.

Under the terms of the amended Credit Agreement, World Airways is not permitted without prior written approval to (i) incur indebtedness in excess of $1.0 million (excluding capital leases), (ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of 50% of net income for the previous six months, (iii) apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock in excess of 5% of the total aggregate outstanding amount of such stock. World Airways must also maintain a certain quarterly tangible net worth, net income (loss) and debt ratio requirements. World Airways was not in compliance with one of these covenants at March 31, 1998. While a wavier of this covenant as of March 31, 1998 was obtained from the financial institution, no assurances can be given that World Airways will continue to meet these covenants or, if necessary, obtain the required waivers.

INTELIDATA

InteliData's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, strategic ventures, potential acquisitions, capital expenditures and the upgrade of InteliData's systems and operations. In order to meet InteliData's needs for cash throughout the year, InteliData will utilize cash, short-term investments and may utilize, to the extent available, funds generated from operations and the sale of certain assets.

OTHER MATTERS

LEGAL AND ADMINISTRATIVE PROCEEDINGS

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

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by World Airways to be likely to have a material adverse effect on the financial condition of World Airways.

EMPLOYEES

The Company employs four individuals. The majority of its administrative requirements are performed by employees of World Airways. The Company is charged an appropriate monthly fee for these services.

World Airways' cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998. Approximately 37% of World Airways' employees are covered under this collective bargaining agreement. World Airways expects to begin negotiations in the third quarter of 1998 and cannot predict the outcome of the negotiations or their possible impact on World Airways' financial condition and results of operations.

World Airways' flight attendants, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. World Airways' flight attendants have argued that the "scope clause" of the collective bargaining agreement had been violated by World Airways and challenged the use of foreign flight attendant crews on World Airways' flights for Malaysian Airlines and Garuda Indonesia which has historically been World Airways' operating procedure. World Airways is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that World Airways' contract with its flight attendants requires World Airways to first actively seek profitable business opportunities that require using World Airways' flight attendants, before World Airways may accept wet lease business opportunities that use the flight attendants of World Airways' customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. World Airways and the Teamsters are presently in discussions regarding these grievances. At this time, however, World Airways can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. World Airways can provide no assurances as to how the resolution of this matter will affect World Airways' financial condition and results of operations.

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

INCOME TAXES

At December 31 1997, WorldCorp had approximately $63.0 million in net operating loss carryforwards ("NOLs") that are available to offset future federal taxable income. There can be no assurance that the Company will generate taxable income in future years so as to allow the Company to realize a tax benefit from its NOLs. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, ownership changes of the Company, pursuant to the Internal Revenue Code, may occur in the future and may result in the imposition of an annual limitation on the Company's NOLs existing at the time of any such ownership change. As a result of certain transactions with MHS in 1994, World Airways is no longer consolidated with the Company for income tax purposes. As of December 31, 1997, World Airways had NOLs for federal income tax purposes of $92.2 million, which is only available to offset future federal taxable income of World Airways. Of this amount, $27.8 million is subject to a $6.9 million annual limitation resulting from an ownership change, pursuant to the Internal Revenue Code of 1986, as amended, which occurred in 1991. In addition, future transactions in the stock of the Company, World Airways or World Airways' stockholders could cause an additional ownership change at World Airways, which could result in a substantial reduction in the annual limitation in the use of World Airways' NOLs and the loss of a substantial portion of the NOLs available to World Airways.

INFLATION

The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

EFFECTS OF NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards No. 130 (FAS No.
130), "REPORTING COMPREHENSIVE INCOME," effective January 1, 1998 and included the required disclosures in its condensed consolidated financial statements. FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement during fiscal year 1998. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

YEAR 2000

The Company has begun a comprehensive review of its computer system to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversion are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company. The Company has not yet estimated the cost of modifying its computer systems.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       Exhibit
         NO.                                          EXHIBIT

          11 Statement on Calculation of Earnings (Loss) Per Common Share. Filed Herewith

          27 Financial Data Schedule for the quarter ended March 31, 1998. Filed Herewith

(b)      Reports on Form 8-K

         Form 8-K dated April 20, 1998, was filed with the Securities and Exchange Commission on May 5, 1998.

                          * * * * * * * * * * * * * * *

                                                         EXHIBIT 11


                  WORLDCORP, INC. AND CONSOLIDATED SUBSIDIARIES
                 CALCULATION OF EARNINGS (LOSS) PER COMMON SHARE
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                      FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   Loss            Shares            Per-Share
                                 (NUMERATOR)       (DENOMINATOR)        AMOUNT

Basic EPS
    Net loss                   $    (8,416)            13,883     $      (0.61)
                               ===========

Effect of Dilutive Securities
    Convertible debentures           1,138              5,877
                                    ------             ------

Diluted EPS
    Net loss                   $    (7,278)            19,760     $           *
                                    =======            ======      ============


                                     FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             Earnings         Shares                  Per-Share
                           (NUMERATOR)     (DENOMINATOR)                AMOUNT
Basic EPS
    Income available to
    common stockholders    $     709          15,004              $        0.05
                         ==========

Effect of Dilutive Securities
    Convertible debentures    1,138            5,877
                           --------           ------

Diluted EPS
    Income available to
    common stockholders   $   1,847           20,881              $           *
                           ========           ======              =============

* Amounts are anti-dilutive

                                                       SIGNATURE






          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 WORLDCORP, INC.



                            By: /S/ PATRICK F. GRAHAM
                               (Patrick F. Graham)
                               Chief Executive Officer, President and
                               Principal Accounting Officer





Date: May 20, 1998